Form 10-Q
period 2002-09-30
SOMERSET HILLS BANCORP
filed 2002-12-27
CIK 1189396

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ______________________

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to _____________________

                         Commission file number 0-50055

                             SOMERSET HILLS BANCORP
             (Exact name of Registrant as Specified in Its Charter)

                                   NEW JERSEY
         (State or other jurisdiction of incorporation or organization)

                                   22-3768777
                     (I.R.S. Employer Identification Number)

                               155 MORRISTOWN ROAD
                         BERNARDSVILLE, NEW JERSEY 07924
                    (Address of Principal Executive Offices)

                                 (908) 221-0100
                (Issuer's Telephone Number, including area code)


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [__] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934.
Yes[ __] No [X]

As of December 1, 2002 there were 2,756,339 shares of common stock, no par value, outstanding.

                             SOMERSET HILLS BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                         Page(s)

Item I.    Financial Statements
           Consolidated Balance Sheets
           As of September 30, 2002 (unaudited) and December 31, 2001        3

           Consolidated Statements of Operations for the Three and
           Nine months ended September 30, 2002 and 2001 (Unaudited)         4

           Consolidated Statements of Changes in Stockholders' Equity
           For the Nine months ended September 30, 2002 (Unaudited)          5

           Consolidated Statements of Cash Flows for the Nine months
           Ended September 30, 2002 and 2001 (Unaudited)                     6

           Notes to Consolidated Financial Statements (Unaudited)         7-10

Item 2.    Management's Discussion and Analysis of                        11-16
           Financial Condition and Results of Operations

Item 3.    Controls and Procedures                                           16


Part II - Other Information

Item 1.    Legal Proceedings                                                 17

Item 2.    Changes in Securities                                             17

Item 3.    Defaults Upon Senior Securities                                   17

Item 4.    Submission of Matters to a Vote of Security Holders               17

Item 5.    Other Information                                                 17

Item 6.    Exhibits                                                          17

Signatures                                                                   18

Certifications                                                               19

Exhibit 99                                                                   20



                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                      SOMERSET HILLS BANCORP
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)

ASSETS                                                   September 30, 2002            December 31, 2001
------                                                   ------------------            -----------------

                                                    (Unaudited)
Cash and due from banks                                              $2,428                       $4,313
Interest bearing deposits at other banks                              1,045                        2,816
Federal funds sold                                                        0                        3,900
                                                    ------------------------    -------------------------

       Total cash and cash equivalents                                3,473                       11,029

Loans held for sale                                                  15,665                       17,194
Investment securities available- for - sale                          19,408                       17,255

Loans receivable                                                     86,589                       68,576
                  Less allowance for Loan Losses                    (1,134)                        (882)
                     Deferred fees                                     (92)                        (108)
                                                    ------------------------    -------------------------

        Net loans receivable                                         85,363                       67,586

Premises and equipment, net                                           3,965                        3,889
Goodwill, net                                                         1,191                        1,191
Accrued interest receivable                                             479                          499
Other assets                                                            328                          102
                                                    ------------------------    -------------------------

        Total assets                                               $129,872                     $118,745
                                                    ========================    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
      Deposits:
      Non-interest bearing deposits-demand                          $11,901                      $13,272
      Interest bearing deposits-NOW,
        money market and savings                                     57,001                       53,898
      Certificates of deposit, under $100,000                        27,488                       26,911
      Certificates of deposit, $100,000 and over                     10,996                        8,872
                                                    ------------------------    -------------------------

                    Total deposits                                  107,386                      102,953
                                                    ------------------------    -------------------------

Federal Home Loan Bank advances                                       2,500                        2,500
Federal funds purchased                                               6,600                            0
Accrued interest payable                                                 60                           82
Other liabilities                                                       705                          882
                                                    ------------------------    -------------------------

                   Total Liabilities                                117,251                      106,417
                                                    ------------------------    -------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock - 1,000,000 shares authorized,
none issued
   Common Stock-authorized 5,000,000 Shares
      of no par value; issued and outstanding,
      1,652,339 shares at September 30, 2002 and                     15,866                       15,866
      December 31, 2001
   Accumulated deficit                                              (3,387)                      (3,538)
   Accumulated other comprehensive income                               142                            0
                                                    ------------------------    -------------------------

              Total stockholders' equity                             12,621                       12,328

              Total liabilities and stockholders'
equity                                                             $129,872                     $118,745
                                                    ========================    =========================


      See accompanying notes to unaudited consolidated financial statements

    s                                   -3-



                                                 SOMERSET HILLS BANCORP
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands except per share data)
                                                       (Unaudited)



                                                              Three Months Ended                  Nine Months  Ended
                                                                 September 30                         September 30

                                                           2002                2001              2002             2001
INTEREST INCOME
   Loans, including fees                                 $1,482              $1,464            $4,231           $4,115
   Federal funds sold                                        18                 137                62              322
   Investment securities                                    186                 151               568              420
   Interest bearing deposits with other banks                 5                   3                15                9
                                                   -------------     ---------------    --------------    -------------
         Total interest income                            1,691               1,755             4,876            4,866

INTEREST EXPENSE
   Deposits                                                 647               1,015             1,949            2,810
   Federal funds purchased                                    2                   0                 3                7
   Federal Home Loan Advances                                27                  19                86               19
                                                   -------------     ---------------    --------------    -------------
        Total interest expense                              676               1,034             2,038            2,836

Net interest income                                       1,015                 721             2,838            2,030

Provision for loan losses                                    75                 112               295              346
                                                   -------------     ---------------    --------------    -------------

Net interest income after provision for loan losses         940                 609             2,543            1,684
                                                   -------------     ---------------    --------------    -------------

NON-INTEREST INCOME
   Service fees on deposit accounts                          31                  24                77               49
   Gains on sales of mortgage loans, net                    620                 739             2,130            1,817
   Gain on sale of investment securities                      -                  63                10               63
   Other income                                              15                   1                53               28
                                                   -------------     ---------------    --------------    -------------
      Total non-interest income                             666                 827             2,270            1,957
                                                   -------------     ---------------    --------------    -------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                           850                 880             2,539            2,349
   Occupancy expense                                        268                 216               758              643
   Other operating expense                                  470                 399             1,299            1,107
                                                   -------------     ---------------    --------------    -------------
      Total Non-Interest Expense                          1,588               1,495             4,596            4,099
                                                   -------------     ---------------    --------------    -------------

Income (loss) before provision for  taxes                    18                (59)               217            (458)

Provision for Income Taxes                                   14                  21                66               36
                                                   -------------     ---------------    --------------    -------------

     Net income (loss)                                      $ 4               $(80)             $ 151          $ (494)
                                                   =============     ===============    ==============    =============

Per share data
    Net income (loss) basic and diluted                  $ 0.00            $ (0.05)            $ 0.09         $ (0.30)
                                                   =============     ===============    ==============    =============

      See accompanying notes to unaudited consolidated financial statements



                                                 CONSOLIDATED STATEMENT OF CHANGES IN
                                                         STOCKHOLDERS' EQUITY
                                                   (In thousands except share data)
                                                              (Unaudited)

                                                                                Accumulated
                                                                                   other                                Total
                                                Common        Accumulated       comprehensive     Comprehensive     Stockholders'
                                                stock           deficit            income             loss             Equity
                                              -----------    ---------------    --------------    -------------     ----------------
Balance December 31, 2000                         15,866            (2,978)               13                               12,901

Net loss for the period                                               (494)                              $(494)             (494)
Other comprehensive income, net of
     reclassification adjustment                                                         128                128               128
                                              -----------    ---------------    --------------    -------------     ----------------
             Total comprehensive loss                                                                    $(366)
                                                                                                  ==============

Balance September 30, 2001                       $15,866           $(3,472)             $141                              $12,535
                                              ===========    ===============    =============                       ==============


                                                                                Accumulated
                                                                                   other                                Total
                                                Common        Accumulated       comprehensive     Comprehensive     Stockholders'

                                                stock           deficit            income            income             equity
                                              -----------    ---------------    -------------     -------------     ----------------
Balance December 31, 2001                         15,866            (3,538)                -                               12,328

Net Income for the period                              -                151                -               $151               151
Other comprehensive income, net of
     Reclassification adjustment                                                         142                142               142
                                                                                -------------------                 ----------------
                                                                                                  --------------
                                                                                                           $293
                                                                                                  ==============
Balance September 30, 2002                       $15,866           $(3,387)             $142                              $12,621
                                              ===========    ===============    =============                       ==============

      See accompanying notes to unaudited consolidated financial statements



                                              SOMERSET HILLS BANCORP
                                              CONSOLIDATED STATEMENTS
                                                   OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                           Nine Months
                                                                                              Ended
                                                                                          September 30,
                                                                                       2002             2001
                                                                                       ----             ----

OPERATING ACTIVITIES:
 Net income (loss)                                                                       $151           $(494)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
 Depreciation and amortization                                                            315               329
 Provision for loan losses                                                                295               346
 Gain on sale of equipment                                                                  -                (6)
 Gain on sales of investment securities                                                   (10)              (63)
 Mortgage loans originated for sale                                                  (202,456)         (153,104)
 Proceeds from mortgage loan sales                                                     206,115          149,164
 Gain on sale of mortgage loans                                                        (2,130)           (1,817)
 Decrease in accrued interest receivable                                                   20                41
 (Increase) decrease in other assets                                                     (226)              266
 Decrease) increase in accrued interest payable                                           (22)               47
 (Decrease) increase in other liabilities                                                (177)              103
                                                                                    ---------        ----------

Net cash provided by (used in) operating activities                                     1,875            (5,188)
                                                                                    ---------        ----------

INVESTING ACTIVITIES:
  Purchases of investment securities available-for -sale                              (13,485)           (10,237)
  Purchases of other short term investments                                                 -             (5,000)
  Maturity and payments of investment securities available-for-sale                    10,475             6,491
  Proceeds from sale of investment securities available-for-sale                        1,009             2,066
  Cash paid to acquire business                                                             -                (13)
  Net increase in loans receivable                                                    (18,072)            (9,605)
  Proceeds from sale of equipment                                                           -                12
  Purchases of premises and equipment                                                    (391)               (35)
                                                                                    ---------         ----------

Net cash used in investing activities                                                 (20,464)           (16,321)
                                                                                     --------         ----------
FINANCING ACTIVITIES:
 Net increase in demand deposit and savings accounts                                    1,732             25,110
 Net increase in certificates of deposit                                                2,701              4,697
 Increase in Federal Home Loan Bank advances, net                                           -              2,000
 Increase in federal funds purchased                                                    6,600                 -
 Increase in other borrowings                                                               -                  2
                                                                                    ---------         ----------

Net cash provided by financing activities                                              11,033             31,809
                                                                                    ---------         ----------

Net (decrease) increase in cash and cash equivalents                                   (7,556)            10,300
  Cash and cash equivalents at beginning of period                                     11,029              8,160
                                                                                    ---------         ----------
  Cash and cash equivalents at end of period                                            3,473             18,460
                                                                                    =========         ==========

      See accompanying notes to unaudited consolidated financial statements

                                      -6-

                      SOMERSET HILLS BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1. Basis of Presentation

     Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (formerly known as The Bank Of The Somerset Hills), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is currently ownership of Somerset Hills Bank. At September 30, 2002, the Bank operates two banking offices, the main office, which is located in Somerset County, New Jersey and the second in Morris County, New Jersey. Subsequent to quarter end, the bank opened its third office, also in Morris County. The bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for both the three months ended September 30, 2002 and for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes there to, included in the Company's Registration Statement on Form SB-2 effective November 12, 2002.

2. Net Income Per Common Share

     Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

     The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):



                                         Three Months Ended, September 30,   Three Months Ended, September 30, 2001
                                                        2002
                                        ----------------------------------------------------------------------------
                                                                     Per                                   Per
                                           Income       Shares      Share      Income        Shares        Share
                                        (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)    Amount
                                        ----------- -------------  -------   ----------- -------------    ----------
Basic earnings per share:
 Net income (loss) applicable to common
    stockholders                                 $4      1,652          $-      ($ 80)         1,652      ($  0.05)
Effect of dilutive securities:
  Options                                         -         15           -          -             -              -
                                              -----      -----        -----     -----          -----       --------
Diluted EPS:
 Net income (loss) applicable to common
 stock-holders and assumed conversions           $4      1,667         $-       ($ 80)         1,652      ($  0.05)
                                                 ==      =====         ===      =====          =====      ========



                                          Nine Months Ended, September 30,   Nine Months Ended, September 30, 2001
                                                        2002
                                        ----------------------------------------------------------------------------
                                                                     Per                                   Per
                                           Income       Shares      Share       Income       Shares       Share
                                        (Numerator) (Denominator)   Amount   (Numerator) (Denominator)    Amount
                                        ----------------------------------------------------------------------------
Basic earnings per share:
 Net income (loss)applicable to common
    stockholders                               $151      1,652       $0.09      ($494)         1,652        ($0.30)
Effect of dilutive securities
   Options
                                                  -         12          -            -             -             -
                                        -----------  ---------    ---------     ---------    -----------     --------
Diluted EPS:
  Income (loss) applicable to common
  stock- holders and assumed conversions       $151      1,664       $0.09      ($494)          1652        ($0.30)
                                        ===========  =========      ======  =========    ===========      ========

Reflects 5% stock distribution paid on May 15, 2002.

3.  Comprehensive Income


The components of other comprehensive income for the three and nine months ended September 30, 2002 and 2001 are as follows:


                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30                      September 30

                                                                     2002          2001               2002          2001
                                                                     ----          ----               ----          ----

     Net income (loss)                                                $4           $(80)              $151         $(494)
     Unrealized holding (losses) gains on available for               (2)            94                152            191
     sale securities
     Less: reclassification adjustments for gains included             -             63                 10             63
     in net income
                                                                 ------------- --------------     ------------- --------------
     Net unrealized (losses)gains                                     (2)            31                142            128
                                                                 ------------- --------------     ------------- --------------
     Other comprehensive income (losses)                              $2           $(49)              $293         $(366)
                                                                 ============= ==============     ============= ==============




4. Recent Accounting Pronouncements

     SFAS No. 142
     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 142 effective January 1, 2002.

     As of December 31, 2001, the Company had unamortized goodwill in the amount of $1,191,000 as a result of the acquisition of Sullivan Financial Services Inc. for which the amortization ceased upon the adoption of Statement No.
     142. If SFAS No. 142 had been adopted on January 1, 2001, net income before income taxes would have increased as a result of ceasing the amortization of goodwill by the three and nine months ended September 30, 2001 and the basic and diluted net income (loss) per common share would have been as follows:




                                  For the three months ended September 30,         For the nine months ended September 30,
                                                  2002                2001                 2002                       2001
                                                  ----                ----                 ----                       ----
Reported net income(loss)                           $4               $(80)                  $151                    $(494)
Add back: Goodwill Amortization                      -                  16                    -                        49
                                           -----------       -------------           -----------              -----------

Adjusted net income(loss)                           $4               $(64)                  $151                    $(445)

Basic earnings per share
Reported net income(loss)                        $0.00             $(0.05)                 $0.09                   $(0.30)
Goodwill Amortization                                -                0.01                    -                      0.03
                                           -----------       -------------         -------------              -----------

Adjusted net income                              $0.00             $(0.04)                 $0.09                   $(0.27)

          SFAS No. 145
          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement was issued to eliminate an inconsistency in the required accounting for sale-leaseback transactions and certain lease modifications that were similar to sale-leaseback transactions and to rescind FASB Statement No. 44, as well as amending other existing authoritative pronouncements to make various technical corrections.

          SFAS No. 145 also rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

          SFAS No. 146
          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

          SFAS No. 147
          In October, 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions- an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

          Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 will be effective October 1, 2002. This statement will not have any impact on the Company's consolidated financial statements.


          Reclassification

          Certain amounts in the 2001 consolidated financial statements have been reclassified in order to conform with the 2002 presentation.

5. Subsequent Events

Subsequent to quarter end, the Company completed a public offering of its securities. Pursuant to the offering the Company issued 1,104,000 units at a public offering price of $8.25 per unit, raising proceeds of approximately $8.0 million, net of offering expenses of approximately $1.1 million. Each unit consists of one share of common stock and one common stock purchase warrant, entitling the holder to purchase a share of stock at an exercise price of $ 9.65 per share at any time until November 30, 2006.

6. Segment Information

     The Company's mortgage operations are managed separately from the traditional banking and related financial services that the Company also offers. The mortgage company originates, for resale in the secondary market, conventional and non-conventional 1-4 family residential mortgages, Veteran Administration guaranteed mortgages, Department of Housing and Urban Development guaranteed mortgages and non-conventional programs, such as jumbo mortgages and a wide variety of adjustable products.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2002 (in thousands)


                                                      Sullivan Financial    Eliminating     Consolidated
                                        The Bank        Services, Inc.        entries

Interest income                           $1,638              $146             (93)            $1,691
Interest expense                             676                93             (93)               676
Provision for loan losses                     75                 -               -                75
Non-interest income                           67               620             (21)               666
Non-interest expense                       1,068               555             (21)             1,602
Net income/loss                            (114)               118               -                  4

Total loans, net                         $85,363                 -               -             85,363
Total deposits                           107,386                 -               -            107,386
Total assets                             106,852            23,020               -            129,872



The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2001 (in thousands)

                                                       Sullivan Financial   Eliminating     Consolidated
                                         The Bank        Services, Inc.       entries
Interest income                           $1,746              $223            (214)            $1,755
Interest expense                           1,034               214            (214)             1,034
Provision for loan losses                    112                 -               -                112
Non-interest income                          103               739             (15)               827
Non-interest expense                         974               557             (15)             1,516
Net income/loss                            (271)               191               -                (80)


Total loans, net                          64,512                 -               -             64,512
Total deposits                            98,671                 -               -             98,671
Total assets                             102,146            11,708               -            113,854


The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2002 (in thousands).



                                                                  Sullivan Financial   Eliminating     Consolidated
                                                    The Bank        Services, Inc.       entries
Interest income                                       $4,712              $454           ($290)            $4,876
Interest expense                                       2,038               290            (290)             2,038
Provision for loan losses                                295                 -               -               295
Non-interest income                                      194             2,143             (67)             2,270
Non-interest expense                                   3,051             1,678             (67)             4,662
Net income/loss                                        (478)               629               -                151


Total loans, net                                     $85,363                 -               -             85,363
Total deposits                                       107,386                 -               -            107,386
Total assets                                         106,852            23,020               -            129,872



The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2001(in thousands)

                                                                  Sullivan Financial   Eliminating      Consolidated
                                                    The Bank        Services, Inc.       entries
Interest income                                       $4,878              $528            (540)            $4,866
Interest expense                                       2,836               540            (540)             2,836
Provision for loan losses                                346                 -               -                346
Non-interest income                                      183             1,817             (43)             1,957
Non-interest expense                                   2,677             1,501             (43)             4,135
Net income/loss                                        (798)               304               -               (494)


Total loans, net                                      64,512                 -               -             64,512
Total deposits                                        98,671                 -               -             98,671
Total assets                                         102,146            11,708               -            113,854


 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      Three and Nine Months ended September 30, 2002 and September 30, 2001

                          CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company's significant accounting policies is included in Note C to the consolidated financial statements of the Company for the year ended December 31, 2001 included in it's Registration Statement on Form SB-2 filed under the Securities Act of 1933. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgements which often require assumptions or estimates about highly uncertain matters. Changes in these judgements, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. Additional information is contained on pages 13 and 16 of this Form 10-QSB for the provision and allowance for loan losses.

                                    OVERVIEW

     The Company realized net income of $4 thousand for the third quarter of 2002 versus a loss of $80 thousand reported for the same period in 2001. Basic and diluted earnings per share were $0.0 for the third quarter of 2002 versus a loss of ($0.05) for the same period in 2001.

     For the nine months ended September 30, 2002, net income was $151 thousand versus a loss of $494 thousand reported for the same period in 2001. Basic and diluted earnings per share were $0.09 for the nine months ended September 30, 2002 compared to basic earnings per share of ($0.30) for the nine-month period ended September 30, 2001.

     The results reflect a substantial decrease in interest expense due to declining market interest rates as well as a change in deposit mix. We also recognized an increase in non-interest income, specifically from our mortgage operation. These increases were partially off-set by an increase in non-interest expense.

At September 30, 2002, total assets were $129.9 million, an increase of $11.2 million from total assets of $118.7 million at year end 2001. Increases include an increase of $2.2 million in securities available for sale and $17.8 million in net loans.



                              RESULTS OF OPERATIONS

     Interest Income. Total interest income decreased $64 thousand, or 3.6%, to $1.7 million for the quarter ended September 30, 2002 from $1.8 million for the same period in 2001. This decrease was primarily attributable to a 93 basis point decrease in average rate earned, from 6.82% during the third quarter of 2001 to 5.89% in the third quarter of 2002. Offsetting the rate decrease was an increase of $11.8 million in average third quarter interest earning balances from $102.1 million in 2001 to $113.9 million in 2002. The decline in rates had the greatest effect on due from banks and federal funds sold. The average rate earned on due from banks decreased by 202 basis points to 1.52% in the third quarter of 2002 from 3.54% during the third quarter of 2001. Federal funds sold decreased 164 basis points to 1.69% in the third quarter of 2002 from 3.33% during the third quarter of 2001. In response, we reduced our average balance of federal funds sold by 74.2% to $4.2 million for the third quarter of 2002 compared to $16.3 million in the third quarter last year, as excess liquidity was used to purchase investment securities and meet an increase in loan demand. The average rate earned on the loan portfolio decreased 147 basis points to 6.36% for the third quarter of 2002 from 7.83% in the third quarter of 2001 and the average loan balance increased 32.4% from $62.9 million to $83.3 million from third quarter 2001 to third quarter 2002. Although the average rate earned on taxable investment securities declined by 147 basis points, the average balance increased by $7.1 million, or 70.3%, to $17.2 million in the third quarter of 2002 and resulted in a $39 thousand increase to interest income for the same period.

     For the nine months ended September 30, 2002, interest income remained level at $4.9 million compared to the same period last year. While market rates of interest fell during the first nine months of 2002, average interest earning assets increased $17.9 million to $107.6 million from $89.7 million during the same period in 2001. The average balance in the loan portfolio increased $17.4 million, securities increased $6.5 million and cash due from banks increased $871 thousand while federal funds sold decreased $5.5 million and loans held for sale decreased by $1.5 million during the first nine months of 2002 over the same period in 2001. As a result of both declining market rates and larger average balances in lower yielding assets, the average yield on interest earning assets decreased 119 basis points from 7.25% from the first nine months of 2001 to 6.06% for the same period of 2002.

     Interest Expense. The Company's interest expense for the third quarter of 2002 decreased $358 thousand, or 34.6% to $676 thousand from $1.0 million in the third quarter of 2001. The decline occurred despite an increase in the average balance of interest bearing liabilities of $9 million, or 10.2% to $96.9 million during the third quarter of 2002 from $87.9 million in the same period of 2001. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 2.77% for the third quarter of 2002 from 4.67% in the third quarter of 2001. Interest expense on time deposits, the largest component of the decrease, declined $246 thousand, or 39.2% to $381 thousand as the average balance in time deposits decreased $6.9 million, or 15.7% in the third quarter of 2002 compared to the same period in 2001. As a result of our continued marketing promotion for low cost deposits, which began in April of 2001, NOW deposit average balances have grown $17.2 million, or 53.6%, from $32.0 million during the third quarter 2001 to $49.2 million in the third quarter of 2002. The interest expense on NOW deposits decreased $70 thousand from the third quarter of 2001, while the average interest rate paid decreased 188 basis points from 3.77% to 1.89% during the same periods. Average savings deposits reflect an increase of $794 thousand, or 32.8%, in average balances while the average rate paid declined 90 basis points from 2.50% in the third quarter of 2001 to 1.60% in the third quarter of 2002. Average borrowed funds increased to $2.6 million in the third quarter of 2002 from $1.6 million in the third quarter of 2001.

     For the nine months ended September 30, 2002 interest expense decreased $798 thousand, or 28.1%, to $2 million from $2.8 million for the same period last year. This decrease was largely due to a decrease in interest expense on time deposits of $632 thousand, or 34.3%, from $1.8 million for the first nine months of 2001 to $1.2 million during the first nine months of 2002. In addition the average balance in time deposit accounts decreased $5.4 million, or 13.3 %, over the same nine-month periods. The Company shifted its focus from drawing time deposits on the basis of rate to attracting customers through its continued promotion of lower cost core deposits. The average balance of NOW deposits increased $23.6 million, or 108.5%, from $21.7 million during the first nine months of 2001 to $ 45.3 million in the first nine months of 2002. For the first nine months of 2002, the Company's average cost of time deposits was 4.55%, while the average cost of NOW accounts was 1.87% compared to 6.01% and 3.89% respectively from the first nine months of 2001. During the first nine months of 2002 savings deposits increased $649 thousand, or 25.8%, from $2.5 million during the first nine months of 2001 to $ 3.2 million during the same period of 2002. The increase is primarily attributable to increased cross marketing of existing customers and the Company's overall increased level of marketing activity. The Company's average borrowed funds increased to $2 million during the first nine months of 2002 compared to $500 thousand in the first nine months of 2001, with the purchases of $2.0 million in Federal Home Loan Bank advances in the third and fourth quarters of 2001. The average rate paid on total interest bearing liabilities decreased 207 basis points from 5.05% in the first nine months of 2001 to 2.98% during the same period in 2002. This decrease in the average cost of funds was mostly due to the decline in market rates and the Company's strategy of attracting lower cost deposits and repricing its higher costing time deposit portfolio.

     The following table presents, on a tax equivalent basis, a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2002 and 2001. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.


                                                  Comparative Average
                                                     Balance Sheet
                                            Nine Months Ended September 30,


                                                                    2002                               2001
                                                                 Interest  Average Rates             Interest   Average Rates
                                                     Average      Income/     Earned/     Average     Income/     Earned/
                                                    Balance      Expense       Paid       Balance     Expense       Paid
                                                    -------      -------       ----       -------     -------       ----
Assets                                                                       (Dollars in Thousands)

      Cash and Due from Banks                          $1,263       $15        1.64%         $392       $13        4.32%
      Loans                                            77,308     3,777        6.53%       59,901     3,590        8.01%
      Loans Held for Sale                               8,152       454        7.45%        9,612       525        7.30%
      Investment Securities Available for Sale         16,076       568        4.72%        9,546       416        5.83%
      Fed Funds Sold                                    4,843        62        1.71%       10,298       322        4.18%

                                                  ------------  ----------             -----------  ------------
   Total Interest Earning Assets                     $107,642    $4,876        6.06%      $89,749    $4,866        7.25%

   Non-Interest Earning Assets                          9,784                               7,667
   Allowance for Loan Losses                          (1,044)                               (548)

                                                  ------------                       -------------
Total Assets                                         $116,382                             $96,867
                                                  ============                       =============

Liabilities and  Equity

      Fed Funds Purchased                                $186        $3        2.15%         $186        $7        4.92%
      Interest Bearing Demand Deposits                 45,348       636        1.87%       21,745       632        3.89%
      Savings                                           3,167        37        1.57%        2,518        51        2.72%
      Money Market                                      5,252        67        1.70%        9,152       284        4.15%
      Time Deposits                                    35,563     1,210        4.55%       41,003     1,842        6.01%
      FHLB Advances/ Other Borrowings                    2542        85        4.50%          532        20        4.89%
                                                  -------------  ---------              -----------  ---------
           Total Interest Bearing Liabilities          92,058     2,038        2.96%       75,136    $2,836        5.05%

   Non-Interest Bearing Liabilities:
      Demand Deposits                                  11,296                               8,421
      Other Liabilities                                   586                                 615
                                                  ------------                       -------------

   Total Liabilities                                  103,940                              84,172
   Stockholders' Equity                                12,442                              12,695
                                                  ------------                       --------------

Total Liabilities and Stockholders' Equity           $116,382                             $96,867
                                                  ============                       =============

Net Interest Income                                              $2,838                              $2,030
                                                             ===========                         ===========
Net Interest Spread                                                            3.10%                               2.20%
Net  Interest Margin                                                           3.52%                               3.02%

                                           Comparative Average
                                              Balance Sheets
                                     Three Months Ended September 30,


                                                                 2002                                 2001
                                                              Interest   Average Rates              Interest  Average Rates
                                                     Average   Income/      Earned/       Average    Income/     Earned/
                                                    Balance   Expense        Paid         Balance   Expense       Paid
                                                    -------   -------        ----         -------   -------       ----
                                                                           (Dollars in Thousands)
Assets
      Cash and due from Banks                          $1,429        $5        1.52%         $760        $7        3.54%
      Loans                                            83,342     1,336        6.36%       62,912     1,242        7.83%
      Loans Held for Sale                               7,726       146        7.51%       11,980       222        7.36%
      Investment Securities Available-for-Sale         17,214       186        4.28%       10,112       147        5.75%
      Fed Funds Sold                                    4,155        18        1.69%       16,323       137        3.33%

                                                  ------------   -------                ---------- ---------
   Total  Interest Earning Assets                     113,866    $1,691        5.89%      102,087    $1,755        6.82%

   Non-Interest Earning Assets                          8,957                               8,352
   Allowance for Loan Losses                          (1,114)                               (644)

                                                  ------------                       -------------
Total Assets                                         $121,709                            $109,795
                                                  ============                       =============

Liabilities and  Equity

      Fed Funds Purchased                                $377         2        2.17%           $0        $0           0%
      Interest Bearing Demand Deposits                 49,228       234        1.89%       32,051       305        3.77%
      Savings                                           3,214        13        1.60%        2,420        15        2.50%
      Money Market                                      4,359        19        1.71%        7.883        68        3.39%
      Time Deposits                                    37,069       381        4.07%       43,958       627        5.66%
      FHLB Advances/other borrowings                    2,623        27        4.14%        1,562        19        4.89%
                                                     ---------    ------               -----------  --------
           Total Interest Bearing Liabilities          96,870      $676        2.77%       87,874    $1,034        4.67%

   Non-Interest Bearing Liabilities:
      Demand Deposits                                  11,666                               8,651
      Other Liabilities                                   579                                 693
                                                  ------------                         -----------

   Total Liabilities                                  109,115                              97,218
   Stockholders' Equity                                12,594                              12,577
                                                  ------------                         -----------


Total Liabilities and Stockholders' Equity           $121,709                            $109,795
                                                  ============                         ===========

Net Interest Income                                               1,015                                 721
                                                             ===========                         ===========
Net Interest Spread                                                            3.12%                               2.15%
Net  Interest Margin                                                           3.54%                               2.80%

Net-Interest Income. The net interest income for the third quarter of 2002 increased $295 thousand over the same period last year. This increase was the result of liabilities repricing faster and lower then earning assets in a declining market rate environment and the Company's ability to shift it's average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased, by 97 basis points to 3.12% and the net yield on interest-bearing assets increased 74 basis points to 3.54% in the third quarter of 2002 compared to the same period last year.

Net interest income for the nine months ended September 30, 2002 increased $808 thousand, or 39.8%, over the same period last year. The net interest spread increased 90 basis points and the net yield on interest-bearing assets improved by 50 basis points between the first nine-month periods of 2001 and 2002. This comparison displays the effect of declining market rates of interest repricing deposit liabilities faster than interest earning assets during the first nine-month periods of 2002 compared to the first nine months of 2001.

Provision for Loan Losses. For the three months ended September 30, 2002 the provision for loan losses was $75 thousand compared to $112 thousand for the third quarter ended September 30, 2001. The provision for loan losses was $295 thousand for the nine months ended September 30, 2002 as compared to $346 thousand for the same period last year. The change in the provision for loan losses reflects management's judgement concerning the risks inherent in the Company's existing portfolio and the size of the allowance necessary to absorb the risks, as well in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

     Non-Interest Income. Non-interest income decreased by 19.5% or $ 161 thousand in the third quarter of 2002 to $ 666 thousand and increased by 16.0% or $ 313 thousand to $2.3 million for the nine months ended September 30, 2002 compared to the prior year periods. The decline in non-interest income in the third quarter of 2002 compared to the same period last year is attributable to reductions in gains on the sale of mortgage loans. Although loans held for sale are subject to commitments from third party purchasers, the Company does not recognize income until a third party sale is consummated. During the third quarter of 2002, the time between loan closings and sales to third party investors lengthened, reflecting the overall increase in activity in the secondary loan market. In the second quarter of 2002, the Company originated $67.3 million in mortgage loans. Mortgage volume stayed strong in the third quarter of 2002, as the Company originated $76.0 million in mortgage loans and has applications for $131.0 million in loans in process, compared with originations of $53.5 million and applications for $66.3 million in loans in process in the third quarter of 2001. Gains on the sale of loans originated in the third quarter of 2002 will be recognized as sales to third party investors are funded. A significant percentage of our revenue, and all of our profit for the first nine months of 2002, has been derived from non-interest income activities, primarily the origination and sale of mortgages through our subsidiary, Sullivan Financial Services, Inc. The business of originating mortgage loans is heavily dependent on general economic condition in the local area, as well as nationwide, and upon various other factors including the level of and changes in interest rates, the housing market and unemployment. The origination of residential mortgage loans, both for purchase of new properties and refinancing of existing loans, is particularly sensitive to movements in and the level of interest rates. Rising interest rates generally reduce the demand for mortgage loans and we would expect to originate and sell fewer loans in a rising interest rate environment. A significant decrease in the number of mortgages originated by the mortgage company or a downturn in the secondary market for mortgages could have an adverse effect on our results.

     For the nine months ended September 30, 2002, non-interest income increased $313 thousand, or 16%, from the same period in 2001. Gain on sale of mortgages increased $313 thousand for the nine-month period ending September 30, 2002 over the same period in 2001. This increase is mainly attributable to continued refinancing activity. Service charges on deposit accounts increased $28 thousand for the nine-month period ended September 30, 2002 over the same period in 2001. This increase was due to growth in deposit account activity during the first nine months of 2002 over the first nine months of 2001. Other miscellaneous income increased $25 thousand, or 89.3%, while gain on sale of securities decreased $53 thousand or 84.1%, from the nine months ended September 30, 2001 to the current year period.

     Non-Interest Expense. For the quarter ended September 30, 2002, non-interest expense increased $93 thousand from the same period last year. The additional non-interest expense in the third quarter 2002 was attributable to an increase of $52 thousand in occupancy expense and $71 in other operating expense for the comparable period. These increases were somewhat off-set by a decrease in salaries and benefits of $30 thousands dollars.

     For the nine months ended September 30, 2002, non-interest expense increased $497 thousand, to $4.6 million. Salaries and employee benefits increased $190 thousand, or 8.1%, occupancy expense increased $115 thousand, or 17.9%, and other operating expense increased $192 or 17.3% during the first nine months of 2002 as compared to the first nine months of 2001. The Company's assets have grown over 9% since the year ended December 31, 2001 and these related non-interest expense increases are the result of management's strategies to increase loan balances outstanding, changing our deposit mix while growing deposits, and by introducing new products and services.

     Income Taxes. Income tax expense decreased $7 thousand to $14 thousand for the three months ended September 30, 2002 as compared to $21 thousand for the same period in 2001. The decrease resulted from less income for the quarter in 2002 compared to the same period in 2001. For the nine months ended September 30, 2002 taxes increased by $30 thousand to $66 thousand as compared to $36 thousand for the nine months ended September 30, 2001. The increase in income taxes resulted from a higher level of income before income taxes in 2002 compared to 2001.

                               FINANCIAL CONDITION

               September 30, 2002 as compared to December 31, 2001

     Total assets increased to $129.9 million at September 30, 2002, an $11.2 million increase from total assets of $118.7 million at December 31, 2001. Increases in total assets include net increases of $2.2 million in securities available for sale and $17.8 million in net loans, partially offset by a $7.6 million reduction in cash and cash equivalents and $1.5 million decrease in loans held for sale. Asset increases were financed through an increase in total deposits of $4.4 million from $103 million at year-end 2001 to $107.4 million on September 30, 2002, and a $6.6 million increase in federal funds purchased.

     Total loans at September 30, 2002 increased $18 million to $86.6 million from $68.6 million at year-end 2001. The increase in and composition of the loan portfolio, by category, as of September 30, 2002 from December 31, 2001 is as follows: Commercial loans increased by $11.8 million or 54.1% to $33.5 million, and home equity loans increased by $7.1 million, or 88.4% to $15.1 million, while commercial real estate loans increased by $5.8 million, or 28.5%, to $26.3 million, residential mortgage loans decreased by $1.1 million, or 26.8%, to $2.9 million and installment loans decreased by $5.6 million, or 39.4%, to $8.7 million. The increase in the loan portfolio primarily reflect our efforts to continue to penetrate our original Bernardsville, New Jersey market and the continued success of our Mendham branch, which opened in 2000, in establishing ourselves in that community, as well as the success of our new business development program, which includes the calling of third-party referral sources, such as law firms and accounting firms in our market area, as well as the banking contacts of our executive management.

     The following schedule presents the components of loans, net of unearned income, for each period presented:



                                                September 30, 2002                   December 31, 2001
                                               Amount        Percent                Amount        Percent
                                                                (Dollars In Thousands)
Commercial and Industrial                         $33,534        38.7%               $21,762       31.7%
Real Estate-Non Residential Properties             26,328        30.4%                20,486       29.9%
Residential Properties  (1-4 Family)                2,900         3.3%                 3,961        5.8%
Consumer and installment                            8,673        10.1%                14,322       20.9%
Home equity                                        15,154        17.5%                 8,045       11.7%
                                                 -----------    --------            -----------   --------
Gross loans                                        86,589         100%                68,576      100.0%
                                                             ===========                        ==========


Less: Net deferred fees                                92                                108
                                                 -----------                       ------------
Total loans                                        86,497                             68,468
Less: Allowance for loan losses                     1,134                                882
                                                 -----------                       ------------
Net Loans                                         $85,363                            $67,586
                                                 ===========                       ============


     Federal funds sold decreased by $3.9 million to zero at September 30, 2002 from $3.9 million on December 31, 2001. During 2002 deposits increased faster than investment opportunities and the excess funds were invested in short-term federal funds. These funds were used to purchase investment securities and time deposits in other banks and to fund increased loan demand during the first nine months of 2002.

     Securities, available for sale, at market value, increased $2.1 million, or
12.5 %, from $17.3 million at year-end 2001 to $19.4 million on September 30, 2002. The Company purchased $13.5 million in new securities in the first nine months of 2002 and $10.5 million in available for sale securities matured, were called and were repaid. There were $142 thousand in recorded unrealized gains in the available for sale portfolio and $128 thousand in net amortization expenses during the first nine months of 2002. There were no held to maturity securities at September 30, 2002 or at year-end 2001.

     Total year to date average deposits increased $13.5 million, or 15.4%, to $100.6 million during the first nine months of 2002 from the twelve-month average of $87.2 million for the year ended December 31, 2001. NOW deposits increased by $19.3 million, savings deposits increased by $0.6 million, and demand deposits increased by $2.4 million. Offsetting these increases were decreases in money market deposits of $4.0 million and time deposits of $4.8 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion begun in the second quarter of 2001. After aggressively pricing time deposits in the first quarter of 2001, many of those deposits have since repriced at lower market rates of interest or left the bank and the decrease in the average balance of time deposits during the first nine months of 2002 reflects the withdrawal of some of the matured, higher priced time deposits. Management continues to monitor the shift in deposits through its Asset/Liability Committee.

                                 ASSET QUALITY

     At September 30, 2002, non-accrual loans increased $151 thousand to $158 thousand, as compared to $7 thousand at December 31, 2001. Management continues to monitor the Company's asset quality and believes that the non-accrual loans of the Bank are adequately collateralized and does not anticipate any material losses.

The following table provides information regarding risk elements in the loan portfolio:


                                         September 30, 2002   December 31, 2001
                                                  (dollars in thousands)

Non-accrual loans                               $158                 $7
Non-accrual loans to total loans                0.19%               0.01%
Non-performing assets to total assets           0.12%               0.01%
Allowance for loan losses
  as a % of non-performing loans               717.72%               NM
Allowance for possible loan losses to
total loans                                     1.31%               1.29%

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had no non-performing loans at either September 30, 2002 or December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Provisions are charged to expense and the allowance is reduced by charge-offs, net of recoveries, and is increased by the provision. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for loan losses.

     At September 30, 2002, the allowance for loan losses was $1.1 million, an increase of 28.6.% from the $0.9 million at year-end 2001. There were $47 thousand in charge offs and $3 thousand in recoveries reported in the first nine months of 2002. The allowance for loan losses as a percentage of total loans was 1.31% at September 30, 2002 compared to 1.29% on December 31, 2001.


LIQUIDITY MANAGEMENT

     At September 30, 2002, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At September 30, 2002, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $22.9 million, which represents 17.6% of total assets and 19.7% of total deposits and borrowings.

     It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and had the ability to borrow a total of $30.0 million (subject to available qualified collateral, with current borrowings of $2.5 outstanding from the FHLB at September 30, 2002). At September 30, 2002 outstanding commitments to extend credit were $33.8 million and available line of credit balances totaled $6.0 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders' equity increased to $12.6 million at September 30, 2002 from $12.3 million at year-end 2001. Activity in stockholder's equity consisted of a net increase in retained earnings of $151 thousand derived from $151 thousand in net income earned during the first nine months of 2002 and unrealized gain on securities, available for sale of $142 thousand.

     Subsequent to quarter end, the Company completed a public offering of its securities. Pursuant to the offering the Company issued 1,104,000 units at a public offering price of $8.25 per unit, raising proceeds of approximately $8.0 million, net of offering expenses of approximately $1.1 million. Each unit consists of one share of common stock and one common stock purchase warrant, entitling the holder to purchase a share of stock at an exercise price of $ 9.65 per share at any time until November 30, 2006. This additional capital will enhance our liquidity while it helps us to grow.

     At September 30, 2002 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2002, for the Company and the Bank, as well as the minimum regulatory requirements.

                         Amount          Ratio         Amount      Minimum Ratio
                         ------          -----         ------      -------------
The Company:
   Leverage Capital     $11,288          9.37%         $4,821            4%
   Tier 1 - Risk         11,288         10.41%          4,337            4%
Based
   Total Risk-Based      12,422         11.46%          8,673            8%

ITEM 3 - CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b)  Changes in internal controls.

     Not  applicable

                            Part II Other Information
                            -------------------------
                            -------------------------

Item 1.    Legal Proceedings
          -----------------

     The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.    Changes in Securities
           ---------------------

    Not applicable

Item 3.    Defaults Upon Served Securities
           -------------------------------

    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    Not applicable

Item 5.    Other Information
           -----------------
    Not applicable


Item 6.    Exhibits
           --------
     Exhibits

          Exhibit 99-Certification Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SOMERSET HILLS BANCORP


Date: December 24, 2002                         By: /s/ Gerard Riker
                                                    ----------------------------
                                                    GERARD RIKER
                                                    Executive Vice President and
                                                    Chief Financial Officer

CERTIFICATIONS
--------------

I, Stewart E. McClure, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Somerset Hills
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: /s/  Stewart E. McClure, Jr.
    ----------------------------
    STEWART E. MCCLURE, JR.
    President and
    Chief Executive Officer

Date: December 24, 2002

I, Gerard Riker, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Somerset Hills
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: /s/  Gerard Riker
    ----------------------------
    GERARD RIKER
    Executive Vice President and
    Chief Financial Officer

    Date: December 24, 2002