Form 10KSB
SOMERSET HILLS BANCORP
filed 2003-03-28
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission File Number 000-50055

                             SOMERSET HILLS BANCORP
             (Exact Name of registrant as specified in its charter)

             New Jersey                                  22-3768777
      (State of other jurisdiction of                 (I. R. S. Employer
      incorporation or organization)                 Identification No.)

     155 Morristown Road, Bernardsville, NJ                 07924
    (Address of principal executive offices)              (Zip Code)

                                 (908) 221-0100
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Registrant's revenues for the most recent fiscal year were $10.0 million. The aggregate market value of voting and non-voting equity held by non-affiliates was $15.9 million.

As of March 15th, 2003 there were 2,756,339 shares of common stock, no par value per share outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                10-KSB Item
                Incorporated                                   Document
                ------------                                   --------
Item 9.         Directors and Executive Officers          Proxy Statement for
                of the Company; Compliance with           2003 Annual Meeting
                Section 16(a) of the Exchange Act         of Shareholders to
                                                          be filed no later
                                                          than April 30, 2003.

Item 10.        Executive Compensation                    Proxy Statement for
                                                          2003 Annual Meeting
                                                          of Shareholders to
                                                          be filed no later
                                                          than April 30, 2003.

Item 11.        Security Ownership of Certain             Proxy Statement for
                Beneficial Owners and  Management         2003 Annual Meeting
                                                          of Shareholders to
                                                          be filed no later
                                                          than April 30, 2003.

Item 12.        Certain Relationships and Related         Proxy Statement for
                Transactions                              2003 Annual Meeting
                                                          of Shareholders to
                                                          be filed no later
                                                          than April 30, 2003.

                                     PART I

                       ITEM 1. -- DESCRIPTION OF BUSINESS

General

Somerset Hills Bancorp is a one-bank holding company incorporated under the laws of New Jersey to serve as the holding company for Somerset Hills Bank. We were organized at the direction of the Board of Directors of the bank. Effective January 1, 2001, Somerset Hills Bancorp acquired all of the capital stock of the bank and became a bank holding company under the Bank Holding Company Act of 1956, as amended. Our only significant operation is our investment in the bank. Our main office is located at 155 Morristown Road, Bernardsville, New Jersey and our telephone number is (908) 221-0100.

Somerset Hills Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The bank operates from its main office at 155 Morristown Road, Bernardsville, New Jersey, and its two branch offices, located in Mendham and Morristown, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. ("Sullivan"). Sullivan operates out of its main office in West Orange, New Jersey.

The bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the bank are subject to the supervision and regulation of the FDIC and the New Jersey Department of Banking and Insurance. Our mortgage company's operations are subject to regulation by the New Jersey Department of Banking and Insurance, the Florida Department of Banking, the Department of Housing and Urban Development and the Veterans Administration.

Business of the Bank

The bank conducts a traditional commercial banking business and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The bank's lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail customers living and working in the bank's market area of Somerset and Morris Counties, New Jersey. The bank offers the commercial, consumer, and mortgage-lending products typically offered by community banks and, through its mortgage company subsidiary, a variety of residential mortgage products.

The deposit services offered by the bank include small business and personal checking and savings accounts and certificates of deposit. The bank's signature deposit account is the Paramount Checking Account, an interest paying account offering features such as free checks, telephone banking and bill payment, free safe deposit box and a rebate on foreign ATM fees. The bank concentrates on customer relationships in building our customer deposit base and competes aggressively in the area of transaction accounts.

In addition, the bank has established a private banking and wealth management division pursuant to which it offers insurance services, securities brokerage and investment advisory services through a joint venture with Massachusetts Mutual Life Insurance Company, its affiliated securities brokerage and its locally affiliated agents. The bank conducts its wealth management business through it's wholly owned subsidiary Somerset Hills Wealth Management LLC.

Service Area

The service area of the bank primarily consists of Somerset and Morris Counties, New Jersey. The bank operates through its main office in Bernardsville, New Jersey, and its branch offices located in Mendham and Morristown, New Jersey.

Our mortgage company subsidiary originates loans primarily throughout New Jersey, and to a lesser degree, New York and Florida. The Mortgage Company operates out of its office in West Orange, New Jersey, and a loan origination office located at the bank's main office in Bernardsville, New Jersey.

Competition

The bank operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the bank. Many large financial institutions compete for business in the service area of the bank. In addition, in November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was signed into law. The Act permits insurance companies and securities firms, among others, to acquire financial institutions and has increased competition within the financial services industry. Some of our competitors have significantly higher lending limits than we do and provide services to their customers that we do not offer.

Management believes that the bank is able to compete favorably with our competitors because it provides responsive personalized service and because of management's knowledge and awareness of the bank's market area, customers and businesses.

Employees

At December 31, 2002, Somerset Hills Bancorp and its subsidiaries employed 61 full-time employees and 7 part-time employees. None of these employees is covered by a collective bargaining agreement and to the best of our knowledge, employee relations are good.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not shareholders. In addition, the operations of Sullivan are subject to various state and federal regulations designed to protect consumers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the company and the bank.

                         BANK HOLDING COMPANY REGULATION

General

As a bank holding company registered under the Bank Holding Company Act, the company is subject to the regulation and supervision applicable to bank holding companies by the Board of Governors of the Federal Reserve System. The company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries.

The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company's voting shares) or (iii) merge or consolidate with any other bank holding company. The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

The Bank Holding Company Act generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The Bank Holding Company Act was substantially amended through the Gramm-Leach Bliley Financial Modernization Act of 1999 ("Financial Modernization Act"). The Financial Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards, to engage in a broader range of non-banking activities. In addition, bank holding companies, which elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval. Finally, the Financial Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information. At this time, the company has elected not to become a financial holding company, as it does not engage in any activities which are not permissible for banks.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve (determined on a case by case basis or as a matter of policy after formal rule-making).

Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the bank which carry a 20% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital Ratios".

Bank Regulation

As a New Jersey-chartered commercial bank, the bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, the bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance impact virtually all of the bank's activities, including capital levels, ability to pay dividends, ability to expand through new branches or acquisitions and various other matters.

Insurance Deposits

The bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits. For the year ended December 31, 2002, we paid deposit insurance premiums of $18,800. This premium assessment may substantially increase in 2003, however, in the event the Bank Insurance Fund fails to maintain a statutorily mandated minimum reserve ratio of 1.25%.

Capital Adequacy Guidelines

The FDIC has promulgated risk-based capital guidelines, which are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These guidelines are substantially similar to the Federal Reserve Board guidelines discussed above.

In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above.

Dividends

As long as the operations of the bank remain our primary source of income, our ability to pay dividends will be affected by any legal or regulatory limitations on the bank's ability to pay dividends to us. The bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the bank may not pay a cash dividend unless, following the payment, the bank's capital stock will be unimpaired and the bank will have a surplus of no less than 50% of the bank's capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the bank cannot pay dividends in such amounts as would reduce the bank's capital below regulatory imposed minimums. We have not historically paid cash dividends on our common stock.

                       ITEM 2. -- DESCRIPTION OF PROPERTY

The bank owns its main office property in Bernardsville, New Jersey, and leases its Mendham and Morristown, New Jersey branch offices. In addition, the bank leases the offices of Sullivan listed below. The following table sets forth certain information regarding the properties of the bank:

                                Owned Properties

                    Location                       Square Feet
                   ---------                       -----------
                  Bernardsville ............          14,000

                                Leased Properties

     Location          Square Feet      Monthly Rental    Expiration of Term
     --------         ------------      --------------    ------------------
Mendham ............     2,500             $ 7,957              2010
Morristown .........     2,379             $ 4,361              2008
West Orange (1) ....     5,756             $10,089              2005

----------
(1) Main office of Sullivan.

                           ITEM 3. -- LEGAL PROCEEDINGS

The company and it's subsidiaries are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending or threatened proceeding against the company or it's subsidiary bank, which if determined adversely, would have a material effect on the business or financial position of the company.

         ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of registrant's shareholders during the fourth quarter of fiscal year, 2002.

                                     PART II

     ITEM 5. -- MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock is currently traded on Nasdaq SmallCap Market under the symbol "SOMH." Prior to November 12, 2002, our common stock traded on the OTC Bulletin Board under the symbol "SOMH".

The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap Market from the date of listing (November 12, 2002) and the high and low sales prices for our common stock on the OTC Bulletin Board for the last two fiscal years. High and low bid prices reported on the OTC Bulletin Board reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                               Bid Price (1)
                                                          High            Low
                                                         -----           ------
                                                                 2001
                                                                 ----
    First Quarter                                        $8.69           $8.33
    Second Quarter                                        8.57            8.43
    Third Quarter                                         8.52            8.24
    Fourth Quarter                                        8.57            8.00

                                                                 2002
                                                                 ----
    First Quarter                                       $ 8.62           $8.10
    Second Quarter                                       12.00            8.50
    Third Quarter                                        10.50            8.80
    Fourth Quarter (Through 11/12/02)(2)                  8.90            7.75
    Fourth Quarter (11/12/02 through 12/31/02)(2)         8.25            7.89

-------------

(1) The prices quoted above have been adjusted to reflect the 5% stock dividend declared in April 2002 and paid in May 2002.

(2) Fourth quarter stock price through November 12, 2002 reflects the high and low bid on the OTC Bulletin Board. Fourth quarter stock price from November 12, 2002 through December 31, 2002 reflects the high and low sale price on the Nasdaq SmallCap Market.

As of December 31, 2002, there were 225 record holders of our common stock.

We have not historically paid cash dividends on our common stock.

ITEM 6A. SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER DATA

               Selected Consolidated Financial Data and Other Data
                      (in thousands, except per share data)

Set forth below is selected historical financial data of the company. This information is derived in part from and should be read in conjunction with the consolidated financial statements and notes thereto presented in the Annual Report to Stockholders.


                                                                                     Years Ended December 31,
                                                             ----------------------------------------------------------------------
                                                               2002           2001           2000            1999            1998
                                                             -------        -------         -------         -------         -------
Selected Operating Data:
Total interest income                                        $ 6,759        $ 6,500         $ 4,842         $ 1,917         $   382
Total interest expense                                         2,773          3,691           2,804             869               1
                                                             -------        -------         -------         -------         -------
Net interest income                                            3,986          2,809           2,038           1,048             381
Provision for loan losses                                        448            583             233             230               1
                                                             -------        -------         -------         -------         -------

Net interest income after provision for
 loan loss                                                     3,538          2,226           1,805             818             380
Other income                                                   3,268          2,754           1,407              57            --
Other expenses                                                 6,519          5,473           4,299           2,342             726
                                                             -------        -------         -------         -------         -------
Income (loss) before income taxes                                287           (493)         (1,087)         (1,467)           (346)
Income tax expense                                               108             67              12            --              --
                                                             -------        -------         -------         -------         -------
Net income (loss)                                            $   179        $  (560)        $(1,099)        $(1,467)        $  (346)
                                                             =======        =======         =======         =======         =======

(1) Net income (loss)- Basic and diluted                     $  0.10        $  (.34)        $  (.67)        $  (.93)        $  (.90)

---------------

(1) All share data has been restated to reflect the 5% stock dividend declared in April and paid in May 2002.

                                                                                   At December 31,
                                                       ---------------------------------------------------------------------------
Selected Financial Data:                                 2002            2001             2000             1999             1998
                                                       --------        --------          -------          -------          -------
Total Assets                                           $149,788        $118,745          $82,261          $52,197          $15,327
Net Loans                                                93,269          67,586           55,253           32,523               14
Total Deposits                                          125,444         102,953           68,864           38,849              919
Stockholders' Equity                                     20,664          12,328           12,901           12,802           14,354

                                                                        At or for the year ended December 31,
                                                       ---------------------------------------------------------------------------
Selected Financial Ratios:                               2002            2001             2000             1999             1998
                                                       --------        --------          -------          -------          -------
Return on Average Assets (ROA) .................           0.15%          (0.55)%          (1.55)%          (4.18)%          (2.32)%
Return on Average Equity (ROE) .................           1.33%          (4.43)%          (8.44)%         (10.82)%          (2.39)%
Equity to Total Assets at Year-End .............          13.80%          10.38%           15.68%           24.53%           93.65%

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other "forward-looking" information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

-    the success or failure of our efforts to implement our business strategy;

- the effect of changing economic conditions and in particular changes in interest rates. Our results of operations are currently very dependent on the performance of Sullivan, which may be adversely impacted by increases in market rates of interest;

-    changes in government regulations, tax rates and similar matters;

-    our ability to attract and retain quality employees; and

-    other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements other than material changes to such information.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto included herein. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operation," is based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the company's Audited Consolidated Financial Statements for the year ended December 31, 2002 contains a summary of the company's significant accounting policies. Management believes the company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgements which often require assumptions or estimates about highly uncertain matters. Changes in these judgements, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgement and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the company's allowance for loan losses. Such agencies may require the company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Northern New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the company's control.

                              OVERVIEW AND STRATEGY

The company is a bank holding company formed in January 2001 to own all the common stock of the bank (formerly known as The Bank of The Somerset Hills), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The bank accepts deposits from the general public, including individuals, businesses, non-profit organizations and governmental units located primarily within its trade area. The bank makes commercial loans, consumer loans and residential and commercial real estate loans. In addition, the bank provides other customer services and makes investments in securities, as permitted by law. The company has sought to offer an alternative community-oriented style of banking in an area presently dominated by larger, statewide and national institutions. The company has sought to be a positive force in its area by assisting in the development of the residential sector by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working, and shopping in the bank's market area. The bank operates three banking offices: the main office in Somerset County and two other offices in Morris County. The company expects to continue to seek additional strategically located de novo branch locations within Morris and Somerset Counties. The bank also operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc.

The company realized net income of $28 thousand for the fourth quarter of 2002 versus a loss of $(66) thousand reported for the same period in 2001. Basic and diluted net income per share were $0.01 for the fourth quarter of 2002 versus a loss of $(0.04) for the same period in 2001.

For the year ended December 31, 2002, net income was $179 thousand versus a loss of $(560) thousand reported for the same period in 2001. Basic and diluted earnings per share were $0.10 for the twelve months ended December 31, 2002 compared to a loss of $(0.34) per basic and diluted share for the year ended December 31, 2001.

The results reflect a substantial decrease in interest expense due to declining market interest rates. We also recognized an increase in non-interest income, specifically from our mortgage operation. These increases were partially offset by an increase in non-interest expense.

At December 31,2002, total assets were $149.8 million, an increase of $31.1 million from total assets of $118.7 million at year end 2001. Increases include an increase of $5.1 million in loans held for sale, $25.7 million in net loans and $1.6 million in securities available-for-sale.

RESULTS OF OPERATIONS  - 2002 versus 2001

The company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and other operating expenses.

NET INCOME

For the year ended December 31, 2002, we had net income of $179 thousand or $0.10 per share compared to a loss of $(560) thousand or $0.34 per share for the year ended December 31, 2001. All share data has been restated to reflect the stock dividend in 2002. The increase in net income for 2002 compared to 2001 is a result of a 41.9% increase in net interest income to $4.0 million from $2.8 million in the prior year coupled with an 18.7%, or $514 thousand, increase in non-interest income to $3.3 million from $2.8 million for 2001.

NET INTEREST INCOME

The increase in net interest income is primarily the result of a 24.9% decrease in interest expense from $3.7 million in 2001 to $2.8 million in 2002, and an increase of 4.0% or $259 thousand in total interest income to $6.8 million in 2002 from $6.5 million in 2001. Total interest income benefited from strong growth in average earning assets that offset the lower yields resulting from the reductions in short-term market rates during the year.

Total average earning assets increased $18.9 million or 20.1% from an average of $94.2 million in 2001 to an average of $113.1 million in 2002. We experienced strong loan growth during 2002 with average loan balances, not including loans held for sale, increasing by $18.5 million. The increase in average volume for investment securities and interest earning deposits was $6.6 million. The increase in total interest income reflects an increase of $1.4 million due to growth in average earning assets offset by a decrease of $1.1 million due to a decline in yield on earning assets. Average total interest-bearing liabilities increased by $16.5 million during 2002, consisting of an increase of $ 14.8 million in average interest bearing deposits while average borrowings increased $1.7 million. The decrease in interest expense of $917 thousand resulted from reductions in funding costs of $1.4 million due to rate factors partially offset by an increase of $.5 million due to growth in interest-bearing liabilities.

The net interest margin for the year ended December 31, 2002 was 3.52% compared to 2.98% for 2001. The increase in net interest margin was due primarily to a greater decline in rate in interest-bearing liabilities than the decline in yield on our earning assets. In addition, the growth of our earning assets contributed to the increase in net interest margin. The average yield on earning assets for 2002 was 5.98% or 92 basis points lower then the 6.90% for 2001. The 2002 average cost of interest-bearing liabilities was 2.89% or 176 basis points lower than the 4.65% for 2001. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 84 basis points from 2.25% in 2001 to 3.09% in 2002.

Average Balance Sheets

The following table sets forth certain information relating to the company's average assets and liabilities for the years ended December 31, 2002, 2001, and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

                                                            For the years ended December 31,
                                                                  (dollars in thousands)
                                                       2002                                       2001
                                       -------------------------------------     -------------------------------------
                                        Average                     Average       Average                    Average
                                        Balance     Interest     Yield/Cost       Balance     Interest      Yield/Cost
                                       ---------    --------     -----------     --------     ---------     ----------
ASSETS
Interest-Earning Assets :
Cash and due from banks                $  1,092     $   17           1.58%        $    626     $   19           3.06%
Loans receivable                         80,274      5,189           6.46           61,747      4,782           7.74
Investment securities available for
 sale                                    16,769        715           4.26           10,625        596           5.61
Loans held for sale                      10,729        769           7.17            9,413        692           7.35
Federal funds sold                        4,245         69           1.64           11,803        411           3.48
                                       --------      -----           ----         --------      -----           ----
Total interest earning assets           113,109      6,759           5.98%          94,214      6,500           6.90%
Non-interest earning assets               9,704                                      7,978
Allowance for loan losses                (1,079)                                      (594)
                                       --------                                   --------
TOTAL ASSETS                           $121,734                                   $101,598
                                       ========                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities :
Interest bearing demand deposits       $ 47,473     $  886           1.87%        $ 26,096     $  872           3.34%
Savings accounts                          3,237         47           1.47            2,574         65           2.53
Money Market accounts                     5,275         87           1.65            9,235        338           3.66
Certificates of deposit                  37,021      1,627           4.40           40,314      2,361           5.86
FHLB advances                             2,604        120           4.59              995         48           4.83
Federal funds purchased                     258          6           2.16              139          7           5.04
Other borrowings                              1       --             7.20                2        --             --
                                       --------      -----           ----         --------      -----           ----
Total interest bearing liabilities       95,869      2,773           2.89%          79,355      3,691           4.65%
Non-interest bearing deposits            11,716                                      8,942
Other liabilities                           647                                        659
                                       --------                                   --------
Total liabilities                       108,232                                     88,956
Stockholders' Equity                     13,502                                     12,642
                                       --------                                   --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $121,734                                   $101,598
                                       ========     ======                        ========     ======
Net Interest Income                                 $3,986                                     $2,809
                                                    ======                                     ======
Net Interest Rate Spread                                             3.09%                                      2.25%
Net Interest Margin                                                  3.52%                                      2.98%
Ratio of Average Interest-Earning
Assets to Average Interest-Bearing
 Liabilities                             117.98%                                    118.72%
                                         ======                                     ======


                                                        2000
                                       -------------------------------------
                                        Average                    Average
                                        Balance     Interest      Yield/Cost
                                       --------     ---------     ----------
ASSETS :
Interest-Earning Assets:
Cash and due from banks                $    57      $    4           7.02%
Loans receivable                        44,451       3,583           8.06
Investment securities available for
 sale                                    9,797         566           5.78
Loans held for sale                      2,811         222           7.90
Federal funds sold                       7,368         467           6.34
                                       -------      ------           ----
Total interest earning assets           64,484       4,842           7.51%
Non-interest earning assets              6,931
Allowance for loan losses                 (325)
                                       -------
TOTAL ASSETS                           $71,090
                                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities :
Interest bearing demand deposits       $ 5,391      $  148           2.75%
Savings accounts                         3,272         107           3.27
Money Market accounts                    6,182         242           3.91
Certificates of deposit                 36,946       2,288           6.19
FHLB advances                             --           --             --
Federal funds purchased                    118           8           6.78
Other borrowings                           154          11           7.14
                                       -------      ------           ----
Total interest bearing liabilities      52,063       2,804           5.40%
Non-interest bearing deposits            5,762
Other liabilities                          245
                                       -------
Total liabilities                       58,070
Stockholders' Equity                    13,020
                                       -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $71,090
                                       =======      ======
Net Interest Income                                 $2,038
                                                    ======
Net Interest Rate Spread                                             2.11%
Net Interest Margin                                                  3.16%
Ratio of Average Interest-Earning
Assets to Average Interest-Bearing
Liabilities                             123.86%
                                        ======

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2002 and 2001.

                                                              Year Ended                                  Year Ended
                                                             December 31,                                 December 31,
                                                             2002 versus                                  2001 versus
                                                                 2001                                        2000
                                                 -------------------------------------        --------------------------------------
                                                                                 (in thousands )
                                                          Increase (Decrease)                      Increase (Decrease)
                                                           due to change in                         due to change in
                                                                Average                                   Average
                                                 -------------------------------------        --------------------------------------
                                                  Volume         Rate            Net          Volume          Rate            Net
                                                 -------        -------        -------        -------        -------        -------
Interest Income:
Cash and due from banks                          $     7        $    (9)       $    (2)       $    17        $    (2)       $    15
Loans                                              1,196           (789)           407          1,339           (140)         1,199
Securities                                           262           (144)           118             47            (17)            30
Loans held for sale                                   94            (17)            77            485            (15)           470
Federal funds sold                                  (124)          (217)          (341)           155           (211)           (56)
                                                 -------        -------        -------        -------        -------        -------
Total interest income                            $ 1,435        $(1,176)       $   259        $ 2,043        $  (385)       $ 1,658
                                                 -------        -------        -------        -------        -------        -------

Interest Expense :
Federal funds purchased                          $     6        $    (7)       $    (1)       $     1        $    (2)       $    (1)
Interest bearing deposits                            714           (700)            14            692             32            724
Savings accounts                                      17            (34)           (17)           (18)           (24)           (42)
Money Market accounts                               (145)          (106)          (251)           111            (15)            96
Certificates of deposit                             (193)          (541)          (734)           197           (124)            73
FHLB advances                                         77             (6)            72             48           --               48
Repurchase agreements                               --             --             --             --               (2)            (2)
Other borrowings                                    --             --             --               (9)          --               (9)
                                                 -------        -------        -------        -------        -------        -------
Total interest expense                               476         (1,394)          (918)         1,022           (135)           887
                                                 -------        -------        -------        -------        -------        -------
Net interest income                              $   959        $   218        $ 1,177        $ 1,021        $  (250)       $   771
                                                 =======        =======        =======        =======        =======        =======

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2002, the company's provision for loan losses was $448 thousand, a decrease of $135 thousand from the provision of $583 thousand for the year ended December 31, 2001. The provision reflects the current economic conditions, borrowers' financial condition and loan growth as well as the strength of the bank's loan portfolio. The allowance for loan losses was approximately $1,256,000 at December 31, 2002, representing 1.33% of total outstanding loans. The allowance for loan losses at December 31, 2001 was approximately $882,000 or 1.29% of total outstanding loans at that date.

NON-INTEREST INCOME

Our non-interest income consists primarily of gains on sales of mortgage loans originated by our mortgage company subsidiary. For the year ended December 31, 2002 our non-interest income increased by $514 thousand above the prior year. For the year ended December 31, 2002, we recognized $3.3 million in total non-interest income, an increase of 18.7% over $2.8 million in total non-interest income for the comparable period in 2001.

Income from gains on sales of mortgage loans and fees increased $503 thousand or 19.6% to $3.1 million in 2002 from $2.6 million in 2001.

Other components of non-interest income include fees on deposit accounts, which increased $37 thousand or 53.6% to $106 thousand from $69 thousand in 2001. In addition, in 2002 our other income increased by $39 thousand, or 102.6%, to $77 thousand for the year ended December 31, 2002. The increase primarily reflects income from the Wealth Management subsidiary. This increase was partially offset by a decrease of $65 thousand in gains on sales of securities, which was $75 thousand in 2001 versus $10 thousand in 2002.

NON-INTEREST EXPENSES

For the year ended December 31, 2002, our non-interest expense increased $1.0 million or 19.1% to $6.5 million compared to $5.5 million for the year ended December 31 2001. The increases primarily reflect increases in salaries and employee benefits of $402 thousand or 12.8% to $3.5 million in 2002 from $3.1 million in 2001. Occupancy expense increased $198 thousand or 23.6% to $1.0 million in 2002 from $.8 million in 2001 and other operating expense increased $248 thousand or 24.7% to $1.3 million for 2002 from $1.0 million in 2001. The increases in non-interest expense primarily reflect continued growth, including the addition of personnel, costs associated with the new branch in Morristown and the establishment of other product lines, such as wealth management, and higher compensation and costs of our mortgage company subsidiary associated with higher mortgage origination volumes.

INCOME TAX EXPENSE

The income tax provision, which represents state taxes only, for the years ended December 31, 2002 and 2001 was $108 thousand and $67 thousand, respectively. The company currently has available net operating losses from prior periods to offset federal tax liabilities. However, under a temporary moratorium in effect in New Jersey, the company is not currently permitted to use these net-operating losses for state tax purposes. In addition, the company files a separate state tax return for Sullivan Financial Services Inc, which has had net taxable income in 2002 and 2001.

                               FINANCIAL CONDITION

Total assets at December 31, 2002 increased by $31.1 million or 26.1% to $149.8 million compared to $118.7 million at December 31, 2001. Total loans, net were $93.3 million, loans held for sale were $22.3 million, total investment securities available for sale were $18.8 million and total cash and cash equivalents were $9.5 million. We also had goodwill of $1.2 million associated with our purchase of Sullivan. Total deposits at December 31, 2002 increased by $22.5 million, or 21.8% to $125.4 million compared to $102.9 million at December 31, 2001. Stockholders' equity increased $8.4 million or 67.6% to $20.7 million in 2002 compared to $12.3 million at December 31, 2001, reflecting our securities offering in the fourth quarter of 2002.

LOAN PORTFOLIO

Gross loans, not including loans held for sale, grew by $26.0 million, or 38.0%, during 2002 from $68.6 million as of December 31, 2001 to $94.6 million at year-end 2002. The composition of the loan portfolio, by category, as of December 31, 2002 is as follows: 72.4% of our loans are commercial and commercial real estate loans, 3.0% of our loans are secured by first liens on residential real estate and 24.6% of our loans are consumer or other loans to individuals, including home equity loans. Our commercial and commercial real estate loans primarily represent loans secured by commercial real estate and may be used to finance the purchase of the real estate, for construction or other similar purposes. Commercial and commercial real estate loans increased by $26.2 million or 62.0% to $68.5 million at December 31, 2002 from $42.3 million at December 31, 2001. Combined, these two categories of loans represented 72.4% of our total loan portfolio at December 31, 2002, compared to 61.6% of our total loan portfolio at year end 2001. Consumer loans primarily consist of home equity loans and installment loans to finance the purchase of new automobiles. We no longer engage in automobile financing through dealers. The growth in our consumer loans of $939 thousand or 4.2% is an increase in home equity loans of 101.7% or $8.2 million to $16.2 million in 2002 from $8.0 million in 2001. Our consumer installment loans declined by $7.2 million to $7.1 million in 2002 from $14.3 million in 2001.

The bank's lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail customers living and working in the bank's market area of Somerset and Morris Counties, New Jersey. The bank has not made loans to borrowers outside of the United States. The bank believes that its strategy of customer service, competitive rate structures and selective marketing have enabled it to gain market entry. Bank mergers and lending restrictions at larger banks competing with the bank have also contributed to the bank's efforts to attract borrowers.

The following table sets forth the classification of our loans by major category as of December 31, 2002, 2001 and 2000, respectively:

                                                                                    December 31,
                                                    -------------------------------------------------------------------------------
                                                             2002                        2001                      2000
                                                    -----------------------     ------------------------     ----------------------
                                                                 Percent of                   Percent of                 Percent of
                                                    Amount      Total Loans     Amount       Total Loans     Amount     Total Loans
                                                    ------      -----------     ------       -----------     ------     -----------
                                                                              (dollars in thousands)
Commercial and industrial                          $44,460          47.0%       $21,762           31 7%      $10,943         19.6%
Real Estate :
  Non-residential properties                        23,991          25.4         20,486           29.9        13,947         25.0
  Residential properties                             2,872           3.0          3,961            5.8         4,493          8.1
Consumer and installment                             7,080           7.5         14,322           20.9        23,455         42.1
Home equity                                         16,226          17.1          8,045           11.7         2,907          5.2
                                                   -------         -----        -------          -----       -------        -----
Gross Loans                                         94,629         100.0%        68,576          100.0%       55,745        100.0%
                                                                   =====                         =====

Less: Net deferred fees                                104                          108                           84
                                                   -------                      -------                      -------
Total loans                                         94,525                       68,468                       55,661
Less: Allowance for loan losses                      1,256                          882                          408
                                                   -------                      -------                      -------
Net loans                                          $93,269                      $67,586                      $55,253
                                                   =======                      =======                      =======


The following table sets forth commercial and commercial real estate fixed and adjustable rate loans for certain components of the loan portfolio as of December 31, 2002 in terms of interest rate sensitivity (in thousands):

                                        Within
                                         One         1 to 5    After 5
                                         Year        Years      Years     Total
                                        -------     -------    ------    ------
Loans with Fixed Rate ..............    $   388      4,487      2,997    $ 7,872
Loans with Adjustable Rate .........    $24,769     10,816     24,994    $60,579

ASSET QUALITY

The company's principal assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay a loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.

Non-performing assets include loans that are not accruing interest (non-accrual loans) because of principal or interest being in default for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.

The company attempts to minimize overall credit risk through loan diversification and its loan approval procedures. Due diligence begins at the time a borrower and the company begin to discuss the origination of a loan. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic audit and review.

The following table sets forth information concerning the company's non-performing assets as of the dates indicated:

                                                                                            December 31,
                                                                   -----------------------------------------------------------------
                                                                   2002           2001           2000           1999           1998
                                                                   ----           ----           ----           ----           ----
                                                                                            (in thousands)
Non-performing loans                                               $137           $  7           $  5           $ 90           $  0
Other real estate owned                                               0              0              0              0              0
                                                                   ----           ----           ----           ----           ----
   Total non-performing assets                                     $137           $  7           $  5           $ 90           $  0
                                                                   ====           ====           ====           ====           ====

Non-performing assets to total loans                               0.14%          0.01%          0.01%          0.27%           0.0%
                                                                   ----           ----           ----           ----           ----
Non-performing loans to total  assets                              0.09%          0.01%          0.01%          0.17%           0.0%
                                                                   ----           ----           ----           ----           ----
Allowance for loan losses as a
   Percentage of non-performing loans                               917%            NM             NM            236%           N/A
                                                                   ----           ----           ----           ----           ----

As of December 31, 2002, the company had two non-accrual loans, both of which were term loans to the same party. At December 31, 2001, the company had two non-accrual loans, both of which were indirect auto loans.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 2002 and 2001, there were no concentrations of loans exceeding 10% of the company's total loans . The company's loans are primarily to businesses and individuals located in northern New Jersey.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The company maintains an allowance for loan losses at a sufficient level to provide for losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. The company's officers analyze risks within the loan portfolio on a continuous basis, by external independent loan review function, and by the company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

The company's allowance for loan losses totaled $1,256,000 and $882,000 at December 31, 2002 and 2001, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

                                                                                         At December 31,
                                                                 ---------------------------------------------------------------
                                                                  2002           2001           2000          1999          1998
                                                                 ------          -----          -----         -----         ----
                                                                                          (in thousands)
Balance, beginning of year                                       $  882          $ 408          $ 212         $   1         $ --
Charge-offs
 Commercial and industrial                                           --             (4)            --            --           --
 Real Estate                                                         --             --             --            --           --
 Consumer                                                           (79)          (108)           (37)          (19)          --
                                                                 ------          -----          -----         -----         ----
   Total Charge-offs                                                (79)          (112)           (37)          (19)          --
Recoveries
 Commercial and Industrial                                           --             --             --            --           --
 Real Estate                                                         --             --             --            --           --
 Consumer                                                             5              3             --            --           --
                                                                 ------          -----          -----         -----         ----
   Total Recoveries                                                   5              3             --            --           --
Provision charged to expense                                        448            583            233           230            1
Balance, end of year                                             $1,256          $ 882          $ 408         $ 212         $  1
                                                                 ======          =====          =====         =====         ====
Ratio of net charge-offs to average loans
 outstanding                                                       0.09%          0.18%          0.08%         0.13%          --
Balance of allowance at end of year as a
 percentage of loans at end of year                                1.33%          1.29%          0.73%         0.65%        6.90%

The following table sets forth, for each of the company's major lending areas, the amount and percentage of the company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

                                                   Allocation of the Allowance for Loan Losses by Category
                                                                 For the years ended December 31,
                                                                     (dollars in thousands)

                                                       2002                   2001                   2000
                                                ------------------     ------------------    --------------------
                                                Amount    % of ALL      Amount   % of ALL     Amount     % of ALL
                                                ------    --------     -------   --------    -------     --------
Balance applicable to:
Commercial and commercial real estate           $  915       72.9%     $540         61.2%     $247         60.5%
Residential real estate                             37        2.9        51          5.8        20          4.9
Consumer, installment and home
 equity loans                                      304       24.2       291         33.0       132         32.4
                                                ------      ------     ----        ------     ----        ------
Sub-total                                       $1,256      100.0      $882        100.0      $399         97.8
Unallocated Reserves                                --         --        --           --         9          2.2
TOTAL                                           $1,256      100.00%    $882        100.00%    $408        100.00%
                                                ======      ======     ====        ======     ====        ======

                                                      1999                    1998
                                                ------------------     ------------------
                                                Amount    % of ALL      Amount   % of ALL
                                                ------    --------     -------   --------
Balance applicable to:
Commercial and commercial real estate           $101         47.6%     $ --           -- %
Residential real estate                            8          3.8        --           --
Consumer, installment and home
 equity loans                                    102         48.1         1        100.0
                                                ----       ------      ----        ------
Sub-total                                       $211         99.5      $  1        100.0
Unallocated Reserves                               1          0.5        --           --
TOTAL                                           $212       100.00%     $  1        100.00%
                                                ====       ======      ====        ======

INVESTMENT SECURITIES

The company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies, stock in the Federal Home Loan Bank, and equity securities of another financial institution.

Securities are classified as "held-to-maturity" (HTM), "available for sale"
(AFS), or "trading" at time of purchase. Securities classified as HTM are based upon management's intent and the company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for selling them in the near term, are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. The company has no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss) income which is included in stockholders' equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2002, our entire securities portfolio was classified as AFS . Our investment securities portfolio increased by $1.6 million to $18.8 million at December 31, 2002 from $17.2 million at December 31, 2001. The increase reflects liquidity in excess of loan demand being invested in the securities portfolio.

The following table sets forth the carrying value of the company's security portfolio as of the dates indicated.

                                                                                       At December 31,
                                                                                       (in thousands)
                                                      ------------------------------------------------------------------------------
                                                                 2002                        2001                    2000
                                                      -----------------------       --------------------     -----------------------
                                                      Amortized        Fair         Amortized      Fair      Amortized       Fair
                                                         Cost          Value          Cost         Value        Cost         Value
                                                      ---------       -------       ---------     ------     ---------      --------
Available for sale
U S  Government and agency
 Securities                                            $ 1,000       $ 1,015       $ 5,998       $ 6,073       % 8,984       $ 8,997
Mortgage backed securities                               5,918         6,000         4,557         4,517          --            --
Collateralized Mortgage Obligations                     11,312        11,385         6,545         6,510          --            --
   Total US Government and agency
     securities                                         18,230        18,400        17,100        17,100         8,984         8,997
                                                       -------       -------       -------       -------       -------       -------
Equity securities:
   FHLBNY stock                                            380           380           125           125          --            --
   Other equity securities                                  30            30            30            30            30            30
Total available for sale                               $18,640       $18,810       $17,255       $17,255       $ 9,014       $ 9,027
                                                       =======       =======       =======       =======       =======       =======

The following table sets forth as of December 31, 2002 and December 31, 2001, the maturity distribution of the company's debt investment portfolio:

                                                            Maturity of Debt Investment Securities
                                                                Securities available for sale

                                                   December 31, 2002                                December 31, 2001
                                                    (in thousands)                                   (in thousands)
                                       -----------------------------------------         -------------------------------------------
                                                                       Weighted                                             Weighted
                                       Amortized        Market          Average          Amortized         Market            Average
                                         Cost           Value            Yield             Cost            Value             Yield
                                       ---------       --------       ---------          ---------        -------           --------
Within 1 year                          $  --           $  --               --             $ 3,998         $ 4,035              6.25%

1 to 5 years                             1,255           1,273           4.98%              2,513           2,544              5.47%

Over 5 years                            16,975          17,127           3.65%             10,589          10,521              5.36%
                                       -------         -------                            -------         -------
                                        18,230          18,390                             17,100          17,100
Equity securities                          410             410                                155             155
                                       -------         -------                            -------         -------
                                       $18,640         $18,810                            $17,255         $17,255
                                       =======         =======                            =======         =======

DEPOSITS

Deposits are the company's primary source of funds. The company experienced substantial growth in average deposit balances during 2002, as average deposits increased by $17.6 million, or 20.2% to $104.7 million for the twelve months ended December 31, 2002 compared to $87.1 million for the prior year. This growth continues to be accomplished as a result of continued market penetration combined with continued customer referrals during 2002. In addition, our third office opened in Morristown in October 2002. By year-end, our Morristown office had approximately $6.3 million in deposits. Average non-interest bearing deposits increased by $2.8 million, or 31.0%, to $11.7 million for 2002 from $8.9 million for 2001. Average interest bearing demand deposits, which includes our Paramount Checking account, increased by $21.4 million, or 81.9%, in 2002 compared to 2001. Average time deposits experienced a decrease of $3.3 million, from $40.3 million for 2001 to $37.0 million for 2002, as we continued to emphasize relationship banking and sought to reduce our interest expense. The company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

                                                                            December 31,
                                                                       (Dollars in Thousands)

                                                2002                            2001                         2000
                                      ------------------------         -----------------------      --------------------------
                                       Average       Average            Average      Average         Average         Average
                                        Amount      Yield/Rate           Amount     Yield/Rate        Amount        Yield/Rate
                                      --------      ----------         --------     ----------      --------        ----------
Non-interest Bearing Demand ....      $ 11,716          --             $ 8,942          --            $ 5,762           --
Interest Bearing Demand ........        47,473        1.87%             26,096        3.34%             5,391         2.75%
Savings and Money Market .......         8,512        1.57%             11,809        3.41%             9,454         3.69%
Time Deposits ..................        37,021        4.40%             40,314        5.86%            36,946         6.19%
                                      --------        ----             -------        ----            -------         ----
                                      $104,722        2.85%            $87,161        4.17%           $57,553         4.84%
                                      ========        ====             =======        ====            =======         ====

The company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2002 (in thousands).

         Three months or less ........................       $ 1,581
         Over three months through six months ........         3,326
         Over six months  through twelve months ......         2,302
         Over twelve months ..........................         4,641
                                                             -------
         Total .......................................       $11,850
                                                             =======

LIQUIDITY

The company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. The company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The company's total deposits equaled $125.4 million at December 31, 2002 as compared to $103.0 million at December 31, 2001. The increase in funds provided by deposit inflows during this period has been sufficient to provide for the company's loan demand.

Through the investment portfolio, the company has generally sought to obtain a safe, yet slightly higher yield than would have been available to the company as a net seller of overnight federal funds while still maintaining liquidity. Through its investment portfolio, the company also attempts to manage its maturity gap by seeking maturities of investments, which coincide as closely as possible with maturities of deposits. The investment portfolio also includes securities held for sale to provide liquidity for anticipated loan demand and liquidity needs.

As of December 31, 2002, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) were approximately $28.3 million, which represented 18.9% of total assets and 22.1% of total deposits and borrowings. Supplementing this liquidity, we have available lines of credit from correspondent banks of approximately $6,000,000 and an additional line of credit with the Federal Home Loan Bank of approximately $30,000,000 (subject to available collateral, with borrowings of $2,500,000 outstanding at December 31, 2002). At year-end, outstanding commitments to extend credit and unused lines of credit were $38.8 million. Management believes that our combined aggregate liquidity position is sufficient to meet our near term funding needs.

INTEREST RATE SENSITIVITY ANALYSIS

The principal objective of the company's asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the company's business focus, operating environment, capital and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. The company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The company's actions in this regard are taken under the guidance of the Investment and Asset/Liability Committee (ALCO) of the Board of Directors. The ALCO generally reviews the company's liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.

One of the monitoring tools used by the ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive and measures the company's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on the institution's assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities resulting in a decrease in net interest income. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Certificates of deposit are shown at contractual maturity dates. Interest bearing non-maturity deposit balances are allocated within the first three months of the schedule based on recent rate adjustments relative to Federal Reserve monetary policy changes. Residual balances are placed over one year. In making the "gap" computation, loans are presented based on contractual payments and repricing, and standard assumptions regarding prepayment rates on investments have been used for interest-earning assets. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

As our current position is one of being asset sensitive, we would target the following strategies: (1) reduce the level of fixed rate credits and make more floating rate commercial and home equity loans; (2) allow our investments maturing and cash flows from investments to accumulate in Federal funds sold;
(3) offer longer term certificates of deposit; and (4) borrow fixed rate longer term funds from the Federal Home Loan Bank.

At December 31, 2002, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

                                                                                      Interest Rate Sensitivity Gap
                                                                                            December 31, 2002
                                                                                              (in thousands)

                                                                            3         3 to 12     1 to 5     Over 5
                                                                         Months        Months      Years      Years         TOTAL
                                                                        --------     --------    -------     -------      ---------
Investment securities available for sale at amortized cost              $ 2,612      $ 5,763     $ 7,412     $ 3,023      $ 18,810
Loans held for sale                                                      22,271         --          --          --          22,271
Loans                                                                    50,782        7,433      32,906       3,508        94,629
Federal funds sold                                                        4,400         --          --          --           4,400
Interest bearing deposits at other banks                                    107         --          --          --             107
                                                                        -------      -------     -------     -------      --------
Total interest earning assets                                            80,172       13,196      40,318       6,531       140,217
Non-interest earning assets                                                --           --          --          --           9,571
                                                                        -------      -------     -------     -------      --------
Total  assets                                                              --           --          --          --        $149,788
                                                                        =======      =======     =======     =======      ========

Interest bearing transactions deposits                                  $39,281         --       $21,362     $ 6,877      $ 67,520
Certificates of deposit                                                   2,876       20,379      19,283        --          42,538
FHLB advances                                                                --         --         2,500        --           2,500
                                                                        -------      -------     -------     -------      --------
Total interest bearing liabilities                                       42,157       20,379      43,145       6,877       112,558
Non-interest bearing liabilities                                           --           --          --          --          16,566
                                                                        -------      -------     -------     -------      --------
Total liabilities                                                          --           --          --          --         129,124
                                                                        -------      -------     -------     -------      --------
Stockholders' equity                                                       --           --          --          --          20,664
                                                                        -------      -------     -------     -------      --------
Total liabilities and stockholders' equity                                 --           --          --          --        $149,788
                                                                        =======      =======     =======     =======      ========

Interest sensitivity gap per period                                     $38,133      $(7,183)    $(2,827)    $  (346)     $ 27,777
Cumulative interest sensitivity gap                                     $38,133      $30,950     $28,123     $27,777      $ 27,777

Cumulative gap as a percentage of total interest earning
 assets                                                                    27.2%        22.1%       20.0%       19.8%         19.8%

Cumulative interest earning assets as a percentage of
 cumulative interest bearing liabilities                                  190.5%       149.5%      126.6%      124.7%        124.7%

CAPITAL

A significant measure of the strength of a financial institution is its capital base. The company's federal regulators have classified and defined capital into the following components: (1) Tier I Capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier II Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier I Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

A bank holding company is required to maintain, at a minimum, Tier I Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II Capital as a percentage risk-adjusted assets of 8.0%.

In addition to the risk-based guidelines, the company's regulators require that an institution which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (Tier I Capital as a percentage of tangible assets) of 4.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process. The bank is subject to substantially similar regulations by its federal regulations.

The following table summarizes the risk-based and leverage capital ratios for the company at December 31, 2002, as well as the required minimum regulatory capital ratios:

                                                            At December 31, 2002
                                                                                        Well
                                                 Actual            Minimum           Capitalized
                                                 Ratio           Requirement         Requirement
                                                --------        -------------       -------------
Somerset Hills Bank:
   Total risk-based capital ratio                13.61%             8.00%              10.00%
   Tier 1 risk-based capital ratio               12.58%             4.00%               6.00%
   Leverage ratio                                11.23%             4.00%               5.00%

Somerset Hills Bancorp:
   Total risk-based capital ratio                16.89%             8.00%              10.00%
   Tier 1 risk-based capital ratio               15.86%             4.00%               6.00%
   Leverage ratio                                14.15%             4.00%               5.00%

BORROWINGS

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. Outstanding advances at December 31, 2002 were as follows:

                 Maturity                Rate              Amount
                 --------               -----             --------
    June 29, 2004                       5.23%             $250,000
    August 13, 2004                     3.62%              250,000
    August 16, 2004                     4.81%              250,000
    October 19, 2004                    3.84%              250,000
    June 29, 2005                       5.57%              250,000
    August 15, 2005                     5.13%              250,000
    July 19, 2011                       4.60%            1,000,000
                                                        ----------
                                                        $2,500,000
                                                        ==========

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the company are monetary. Therefore, interest rates have a greater impact on the company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No.142

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted Statement No. 142 effective January 1, 2002.

As of December 31, 2002, the Company had unamortized goodwill in the amount of $1,191,000 as a result of the acquisition of a financial institution for which the amortization ceased upon the adoption of Statement No. 142.

SFAS No. 148

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148,"Accounting for Stock-Based Compensation- Transition and Disclosure, an Amendment to FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company elected to remain on its historic accounting method related to stock-based awards. The Company has provided the expanded disclosures required by SFAS No. 148 herein.

                         ITEM 7. -- FINANCIAL STATEMENTS

The information required by this item is filed herewith.

         ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

               ITEM 9. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT; COMPLIANCE WITH SECTION 16(A)

Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the captions " Proposal 1 - ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

                       ITEM 10. -- EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the captions "PROPOSAL 1 -- EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and " - COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

                    ITEM 11. -- SECURITY OWNERSHIP OF CERTAIN
        BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2003 Annual Meeting under the caption "PROPOSAL 1 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

                                            Equity Compensation Plan Information

                                                                                                       Number of
                                                                                                      securities
                                                                                                       remaining
                                                               Number of                             available for
                                                             securities to                          future issuance
                                                               be issued                             under equity
                                                                 upon                                compensation
                                                              exercise of       Weighted-average         plans
                                                              outstanding      exercise price of      (excluding
                                                               options,           outstanding         securities
                                                             warrants and      options, warrants     reflected in
                                                                rights             and rights        column (a)
                      Plan category                              (a)                  (b)                (c)
                      -------------                         -------------      -----------------    ---------------
Equity compensation plans approved
 by security holders                                           454,392              $9 47              70,608
                                                               -------              -----              ------
Equity compensation plans not approved by security
 holders                                                             0                  0                   0
                                                               -------              -----              ------
Total                                                          454,392              $9 47              70,608
                                                               =======              =====              ======

           ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the caption "PROPOSAL 1 -- INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

               ITEM 13. -- EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit number                Description of Exhibits
    --------------                -----------------------

         3.1       Certificate of Incorporation of Somerset Hills Bancorp  (1)
         3.2       Bylaws of Somerset Hills Bancorp  (1)
         3.3       Certificate of Incorporation for Somerset Hills Bank  (1)
         3.4       Bylaws of Somerset Hills Bank  (1)
         4.1       Specimen Common Stock Certificate  (1)
         4.2       Specimen of Warrant  (1)
         4.3       Warrant Agreement  (1)
        10.1       1998 Combined Stock Option Plan  (1)
        10.2       1998 Non-Qualified Stock Option Plan  (1)
        10.3       2001 Combined Stock Option Plan  (1)
        10.4       Employment Agreement of Stewart E. McClure, Jr.  (1)
        10.5       Employment Agreement of Paul E. Fitzgerald  (1)
        10.6       Employment Agreement of Gerard Riker  (1)
        10.7       Employment Agreement of Joseph M. Sullivan  (1)
        21         Subsidiaries of Somerset Hills Bancorp  (1)
        23         Consent of KPMG LLP
        99         Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.

(b)  Reports on Form 8-K

     (i)  None

                       ITEM 14. --CONTROLS AND PROCEDURES

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

(b) Changes in internal controls.

Not applicable

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report ..............................................   34

Consolidated Statements of Financial Condition
 as of December 31, 2002 and 2001 .........................................   35

Consolidated Statements of Operations for the years
 ended December 31, 2002, 2001, and 2000 ..................................   36

Consolidated Statements of Stockholders' Equity
 for the years ended December 31, 2002, 2001,
 and 2000 .................................................................   37

Consolidated Statements of Cash Flows for the years
 ended December 31, 2002, 2001, and 2000 ..................................   38

Notes to Consolidated Financial Statements ................................   39

                          Independent Auditors' Report

The Board of Directors and Stockholders of
Somerset Hills Bancorp:

We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

                                                               /s/   KPMG  LLP

Short Hills, New Jersey
February 7, 2003

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           December 31, 2002 and 2001
                             (Dollars in Thousands)

                                                               2002        2001
                                                            ---------    ---------
ASSETS
Cash and due from banks                                     $   5,051    $   7,129
Federal funds sold                                              4,400        3,900
                                                            ---------    ---------
       Total cash and cash equivalents                          9,451       11,029

Loans held for sale                                            22,271       17,194
Investment securities available- for- sale                     18,810       17,255

Loans receivable                                               94,629       68,576
   Less allowance for loan losses                              (1,256)        (882)
   Deferred fees                                                 (104)        (108)
                                                            ---------    ---------
Net loans receivable                                           93,269       67,586

Premises and equipment, net                                     4,081        3,889
Goodwill, net                                                   1,191        1,191
Accrued interest receivable                                       545          499
Other assets                                                      170          102
                                                            ---------    ---------
       Total assets                                         $ 149,788    $ 118,745
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
   Noninterest-bearing deposits-demand                      $  15,386    $  13,272
   Interest bearing deposits
      Now money market and savings                             67,520       53,898
      Certificates of deposit, under $100,000                  30,688       26,911
      Certificates of deposit, $100,000 and over               11,850        8,872
                                                            ---------    ---------
       Total deposits                                         125,444      102,953
                                                            ---------    ---------

Federal Home Loan Bank advances                                 2,500        2,500
Accrued interest payable                                           84           82
Other liabilities                                               1,096          882
                                                            ---------    ---------
       Total liabilities                                      129,124      106,417
                                                            ---------    ---------
Commitments and contingencies (notes 11 and 12)

STOCKHOLDERS' EQUITY
 Preferred stock-1,000,000 shares authorized; none issued        --           --
 Common stock-authorized, 5,000,000 shares
   of no par value; issued and outstanding,
   2,756,339 in 2002 and 1,652,339 in 2001                     23,853       15,866
  Accumulated deficit                                          (3,359)      (3,538)
  Accumulated other comprehensive income                          170         --
                                                            ---------    ---------
       Total stockholders' equity                              20,664       12,328
                                                            ---------    ---------
       Total liabilities and stockholders' equity           $ 149,788    $ 118,745
                                                            =========    =========

          See accompanying notes to consolidated financial statements.

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000
                  (Dollars in thousands, except per share data)

                                                                                       2002               2001               2000
                                                                                      ------             ------             -------
INTEREST INCOME
   Loans, including fees                                                              $5,958             $5,474             $ 3,805
   Federal funds sold                                                                     69                411                 467
   Investment securities                                                                 715                596                 566
   Cash and due from banks                                                                17                 19                   4
                                                                                      ------             ------             -------
       Total interest income                                                           6,759              6,500               4,842
INTEREST EXPENSE
   Deposits                                                                            2,647              3,636               2,785
   Federal funds purchased                                                                 6                  7                   8
   Borrowings                                                                            120                 48                   9
   Securities sold under agreement to repurchase                                        --                 --                     2
                                                                                      ------             ------             -------
       Total interest expense                                                          2,773              3,691               2,804
                                                                                      ------             ------             -------

       Net interest income                                                             3,986              2,809               2,038

PROVISION FOR LOAN LOSSES                                                                448                583                 233
                                                                                      ------             ------             -------

        Net interest income after provision for loan losses                            3,538              2,226               1,805
                                                                                      ------             ------             -------

NON-INTEREST INCOME
   Service fees on deposit accounts                                                      106                 69                  53
   Gains on sales of mortgage loans and fees, net                                      3,075              2,572               1,350
   Other income                                                                           77                 38                   4
   Gains on sales of investment securities, net                                           10                 75                --
                                                                                      ------             ------             -------
       Total non-interest income                                                       3,268              2,754               1,407
                                                                                      ------             ------             -------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                                      3,549              3,147               2,426
   Occupancy expense                                                                   1,038                840                 675
   Advertising and business promotion                                                    262                168                 179
   Stationery and supplies                                                               182                134                 116
   Data processing                                                                       235                179                 152
   Other operating expenses                                                            1,253              1,005                 751
                                                                                      ------             ------             -------
       Total  non-interest expense                                                     6,519              5,473               4,299
                                                                                      ------             ------             -------
       Income (loss) before income taxes                                                 287               (493)             (1,087)

PROVISION FOR INCOME TAXES                                                               108                 67                  12
                                                                                      ------             ------             -------
       NET INCOME(LOSS)                                                               $  179             $ (560)            $(1,099)
                                                                                      ======             ======             =======

Per share data
    Net income (loss) basic                                                           $ 0.10             $(0.34)            $ (0.67)
                                                                                      ======             ======             =======
    Net income (loss) diluted                                                         $ 0.10             $(0.34)            $ (0.67)
                                                                                      ======             ======             =======

Weighted average shares outstanding-basic                                          1,781,828          1,652,339           1,636,913
Weighted average shares outstanding-diluted                                        1,789,828          1,652,339           1,636,913

          See accompanying notes to consolidated financial statements.

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                                               Accumulated
                                                                                                 Other
                                                                                              Comprehensive  Comprehensive
                                                                     Common     Accumulated    Income (loss),   income
                                                                     Stock        Deficit        net of tax     (loss)       Total
                                                                   ---------    -----------   -------------  -------------  -------
Balance at December 31, 1999                                        $14,766       (1,879)          (85)                     $12,802
      Acquisition of Sullivan Financial Services,
       Inc                                                            1,100         --            --                          1,100
      Net loss                                                         --         (1,099)         --          $ (1,099)      (1,099)
    Other comprehensive income, net of
     reclassifications adjustments                                     --           --              98              98           98
                                                                    -------      -------          ----        --------      --------
       Total comprehensive loss                                                                                $(1,001)
                                                                                                              ========

Balance at December 31, 2000                                         15,866       (2,978)           13                       12,901
      Net loss                                                         --           (560)         --          $   (560)        (560)
    Other comprehensive loss, net of
     reclassification adjustments                                      --           --             (13)            (13)         (13)
                                                                    -------      -------          ----        --------      --------
       Total comprehensive loss                                                                               $   (573)
                                                                                                              ========

Balance at December 31, 2001                                         15,866       (3,538)         --                         12,328
     Issuance of 1,104,000 shares of common stock,
       net of offering costs of $1,121,000                            7,987         --            --              --          7,987
     Net income                                                        --            179          --               179          179
     Other comprehensive income, net of
      reclassifications adjustments                                    --           --             170             170          170
                                                                    -------      -------          ----        --------      --------
     Total  comprehensive income                                                                              $    349
                                                                                                              ========
Balance at December 31, 2002                                        $23,853      $(3,359)         $170                      $20,664
                                                                    =======      =======          ====                      =======

          See accompanying notes to consolidated financial statements.

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                                           2002             2001            2000
                                                                                        ---------        ---------        ---------
OPERATING ACTIVITIES
   Net income (loss)                                                                    $     179        $    (560)       $  (1,099)
   Adjustments to reconcile net income(loss) to net cash used in operating activities
          Depreciation and amortization                                                       442              440              400
          Provision for loan losses                                                           448              583              233
          Gain on sale of equipment                                                          --                 (6)            --
          Gains on sales of investment securities, net                                        (10)             (75)            --
          Mortgage loans originated for sale                                             (320,978)        (222,971)         (92,509)
          Proceeds from mortgage loan sales                                               318,976          211,885           90,869
          Gain on sale of mortgage loans                                                   (3,075)          (2,572)          (1,350)
           (Increase) decrease in accrued interest receivable                                 (46)               3             (179)
           (Increase) decrease in other assets                                                (68)             245             (279)
            Increase in accrued interest payable                                                2               35               35
            Increase in other liabilities                                                     214              433              304
                                                                                        ---------        ---------        ---------
               Net cash used in operating activities                                       (3,916)         (12,560)          (3,575)
                                                                                        ---------        ---------        ---------

INVESTING ACTIVITIES
   Purchases of investment securities available-for-sale                                  (17,363)         (17,749)             (30)
   Maturity and  payments of investment securities available-for-sale                      14,979            7,006              986
   Proceeds from sale of  investment securities available-for-sale                          1,009            2,577             --
   Cash paid to acquire business                                                             --                (13)            (193)
   Net increase in loans receivable                                                       (26,131)         (12,915)         (22,963)
   Proceeds from sale of equipment                                                           --                 12             --
   Purchases of premises and equipment                                                       (634)             (78)            (864)
                                                                                        ---------        ---------        ---------
               Net cash used in investing activities                                      (28,140)         (21,160)         (23,064)
                                                                                        ---------        ---------        ---------

FINANCING ACTIVITIES
   Net proceeds from sale of common stock                                                   7,987             --               --
   Increase in Federal Home Loan Bank advances                                               --              2,500             --
   Net increase in demand deposits and savings accounts                                    15,736           37,253           15,996
   Net increase (decrease) in certificates of deposit                                       6,755           (3,164)          14,019
   Net decrease in securities sold under agreement to repurchase                             --               --               (390)
                                                                                        ---------        ---------        ---------
               Net cash provided by financing activities                                   30,478           36,589           29,625
               Net (decrease) increase in cash and cash equivalents                        (1,578)           2,869            2,986
Cash and cash equivalents at beginning of period                                           11,029            8,160            5,174
                                                                                        ---------        ---------        ---------
Cash and cash equivalents at end of period                                              $   9,451        $  11,029        $   8,160
                                                                                        =========        =========        =========
Supplemental information:
   Cash paid during the year for:
      Interest                                                                          $   2,771        $   3,655        $   2,769
                                                                                        =========        =========        =========
      Income taxes                                                                      $     106        $      45        $      18
                                                                                        =========        =========        =========


          See accompanying notes to consolidated financial statements.

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.) Basis of Financial Statement Presentation

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP). The financial statements include the accounts of the Company and its wholly-owned subsidiary Somerset Hills Bank (the Bank) and its wholly-owned subsidiary, Sullivan Financial Services, Inc. The financial statements include the operations of Sullivan Financial Services, Inc. from the date of acquisition. All material intercompany balances and transactions have been eliminated in the financial statements.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

         The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has two reportable segments: community banking and mortgage banking.

         b) Recent Accounting Pronouncements

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

         As of December 31, 2002 and 2001, the company had unamortized goodwill in the amount of $1,191,000, respectively, as a result of the acquisition of Sullivan Financial Services Inc. for which the amortization ceased upon the adoption of Statement No. 142. If SFAS No. 142 had been adopted in 2001 and 2000 net loss before income taxes would have decreased as a result of ceasing the amortization of goodwill by the year ended December 31, 2001 and the basic and diluted net income (loss) per common share would have been as follows:

                                                 For the year ended December 31,
                                                 -------------------------------
                                                  2002        2001      2000
                                                 -----       -----     ------
        Reported net income (loss)               $ 179       $(560)    $(1,099)
        Add back: Goodwill amortization             --          65          50
                                                 -----       -----     -------
        Adjusted net income (loss)               $ 179       $(495)    $(1,049)
                                                 =====       =====     =======

        Net income (loss) per basic and
         diluted share
        Reported net income (loss)               $0.10       $(.34)    $ (0.67)
        Goodwill amortization                       --       $0.04     $  0.03
                                                 -----       -----     -------
        Adjusted net income (loss) per
         basic and diluted share                 $0.10       $(.30)    $ (0.64)
                                                 =====       =====     =======

         SFAS No. 148

         In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148,"Accounting for Stock-Based Compensation- Transition and Disclosure, an Amendment to FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company elected to remain on its historic accounting method related to stock-based awards. The Company has provided the expanded disclosures required by SFAS No. 148 herein.

         c) Cash and Due from Banks

         Included in Cash and due from banks at December 31, 2002 and 2001 is $85,000 and $1,346,000, respectively, representing reserves required by banking regulations.

         d) Investment Securities

         Debt and equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available-for-sale portfolio to market, could cause fluctuations in the level of equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

         Investment and mortgage-backed securities which the Company has the ability and intent to hold to maturity are held for investment purposes and carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner which approximates the interest method. At the time of purchase, the Company makes a determination as to whether or not it will hold the investment securities to maturity. Gains or losses on the sales of securities available-for-sale are recognized upon realization utilizing the specific identification method. The
         Company has classified all its securities as available-for-sale at December 31, 2002 and 2001.

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was amended in June 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, and in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The Company adopted SFAS No. 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

         e) Stock-Based Compensation

         At December 31, 2002, the Company has three stock-based plans, which are described more fully in note 10. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                           Years Ended December 31,
                                                                    ---------------------------------
                                                                    2002           2001          2000
                                                                    ----           ----          ----

         Net income (loss), as reported                             $179           $(560)       $(1,099)
         Deduct: Total stock-based
           compensation expense determined under fair
           value based method for all awards, net of
           relaxed tax effect                                       (133)           (394)          (359)

         Pro forma net income (loss)                                 $46           $(954)       $(1,458)

         Net income (loss) per share:
            Basic-as reported                                      $0.10          $(0.34)        $(0.67)
            Basic-pro forma                                        $0.03          $(0.58)        $(0.89)

            Diluted-as reported                                    $0.10          $(0.34)        $(0.67)
            Diluted-pro forma                                      $0.03          $(0.58)        $(0.89)

         The per share weighted-average fair values of stock options granted during 2002, 2001 and 2000 were $3.18, $3.29 and $2.42, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 4.39%, 4.99% and 6.45%, and expected lives of 7, 10 and 10 years.

         f) Loans and Allowance for Loan Losses

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable loan losses.

         While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Our primary market area is Morris and Somerset Counties, New Jersey. Negative economic conditions in our market area could affect both depositors and borrowers, and thereby adversely affect our performance.

         Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

         A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows or as a practical expedient, at the loans observable market price, or the fair value of the underlying collateral. At December 31, 2002 and 2001, the Company had no impaired loans.

         g) Loans Held for Sale

         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Market value is determined by purchase commitments from investors and prevailing market prices. Loans are sold with servicing released; the gain or loss on sale is recorded on the settlement date.

         h) Premises and Equipment

         Land is stated at cost. Buildings and improvements and furniture, fixtures and equipment are stated at cost, less accumulated depreciation computed on the straight-line method over the estimated lives of each type of asset. Estimated useful lives are five to thirty-nine and one half years for buildings and improvements and three to five years for furniture, fixtures and equipment. Leasehold improvements are stated at cost less accumulated amortization computed on the straight-line method over the shorter of the term of the lease or useful life. Significant renewals and improvements are capitalized. Maintenance and repairs are charged to operations as incurred.

         i) Goodwill

         On March 13, 2000, the Bank acquired Sullivan Financial Services, Inc. for 77,322 shares of common stock (valued at $1,100,000) of the Bank, now the Company. This acquisition was accounted for under the purchase method of accounting. This acquisition resulted in the Bank recording goodwill of approximately $1,306,000, which, prior to the adoption of SFAS No, 142, was being amortized on a straight-line basis over 20 years. Amortization of goodwill was approximately $65,000 and $50,000 for the years ended December 31, 2001 and 2000, respectively.

         On July 20, 2001, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets, were issued. These statements resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes goodwill, thereby eliminating an annual amortization expense of approximately $65,000. The Company has determined that there is no goodwill impairment at December 31,2002.

         j) Income Taxes

         Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

         k) Income (Loss) Per Share

         Basic income (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted income
         (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Income (loss) per share is computed based on the weighted average number of shares of common stock outstanding. All per share amounts have been restated for the effect of the 5% stock distribution made on May 15, 2002.

         l) Comprehensive Income (Loss)

         Comprehensive income (loss) includes net loss and unrealized gains and losses on investment securities available for sale.

         No income tax expense or benefit was recorded on the Company's investment securities available for sale because of the Company's cumulative net operating losses to date.

         m) Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

NOTE 2 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

         The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities available-for-sale are as follows (in thousands):

                                                                                 Gross          Gross
                                                                Amortized      Unrealized      Unrealized     Market
                                                                   Cost          Gains           Losses       Value
                                                                ---------      ----------      ----------     ------
            2002
            ----
            U.S. Government and
                Agency Securities                                 $ 1,000         $ 15            $ --       $ 1,015
            Mortgage Backed Securities                              5,918           86               (4)       6,000
            Collaterized Mortgage Obligations                      11,312           78               (5)      11,385
            FHLBNY stock                                              380           --               --          380
            Other equity securities                                    30           --               --           30
                                                                  -------          ---             ----      -------
                 Total available-for-sale                         $18,640         $179            $  (9)     $18,810
                                                                  =======          ===             ====      =======
            2001
            ----
            U.S. Government and
                Agency Securities                                 $ 5,998           75            $  --      $ 6,073
            Mortgage Backed Securities                              4,557            1              (41)       4,517
            Collaterized Mortgage Obligations                       6,545            7              (42)       6,510
            FHLBNY stock                                              125           --               --          125
            Other equity securities                                    30           --               --           30
                                                                  -------          ---             ----      -------
                 Total available for sale                         $17,255          $83             ($83)     $17,255
                                                                  =======          ===             ====      =======

         The amortized cost and fair value of the Company's investment securities available-for-sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).
                                               Amortized    Market
                                                 cost       Value
                                               ---------   --------
         Due in one year or less ..........        --           --
         Due in one year to five ..........     1,255        1,273
         Due in five years to ten years ...     2,342        2,354
         Due after ten years ..............    14,633       14,773
                                              -------      -------

         Equity securities ................       410          410
                                              -------      -------
                                              $18,640      $18,810
                                              =======      =======

         For the years ended December 31, 2002 and 2001 there were sales of securities for which we recognized gains of approximately $10,000 and $75,000, respectively.

         Securities with an amortized cost of $1.4 million and $0.5 million, respectively, were pledged to secure public funds on deposit at December 31, 2002 and 2001.

         Securities with an amortized cost of approximately $511,000 was pledged to secure a letter of credit at December 31, 2002 and 2001.

         The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

NOTE 3 -- LOANS

         Loans are summarized as follows (in thousands):

                                                          December 31,
                                                     --------------------
                                                      2002        2001
                                                    --------    ---------
         Commercial and commercial real estate      $68,451      $42,248
         Residential real estate                      2,872        3,961
         Consumer, installment and home equity       23,306       22,367
                                                    -------      -------
                                                     94,629       68,576
         Less
            Allowance for loan losses                (1,256)        (882)
            Deferred fees                              (104)        (108)
                                                    -------      -------
                                                    $93,269      $67,586
                                                    =======      =======

         There were approximately $137,000 and $6,900 of loans classified as non-performing (past due 90 days or more) as of December 31, 2002 and 2001, respectively.

         In the ordinary course of business, the Company grants loans to stockholders, officers, directors, and their affiliates. All loan transactions entered into between the Company and such related parties were made on the same terms and conditions as transactions with all other parties. The aggregate amount of these loans outstanding at December 31, 2002 and 2001 was approximately $2,034,000 and $1,941,000, respectively. During 2002, new loans to such related parties amounted to approximately $1,074,000 and repayments amounted to approximately $981,000.

         Changes in the allowance for loan losses, were as follows (in thousands):

                                                         December 31,
                                                  ------------------------
                                                   2002      2001     2000
                                                  ------    -----    -----

         Balance at beginning of year             $  882    $ 408    $ 212
         Chargeoffs                                  (79)    (112)     (37)
         Recoveries                                    5        3      --
         Provision charged to operations             448      583      233
                                                  ------    -----    -----
         Balance at end of year                   $1,256    $ 882    $ 408
                                                  ======    =====    =====

NOTE 4 -- PREMISES AND EQUIPMENT

          Premises and equipment are as follows (in thousands):

                                                             December 31,
                                                         --------------------
                                                           2002       2001
                                                         --------   ---------
         Land                                             $   592    $   592
         Buildings  and improvement                         2,694      2,692
         Furniture, fixtures and equipment                  1,216        982
         Leasehold improvements                               446        134
         Computer equipment and software                      618        532
                                                          -------    -------
                                                            5,567      4,932
         Less accumulated depreciation and
          amortization                                     (1,485)    (1,043)
                                                          -------    -------
         Total premises and equipment, net                $ 4,081    $ 3,889
                                                          =======    =======

          Depreciation charged to operations amounted to approximately $442,000, $375,000 and $350,000 for the years ended December 31, 2002, 2001 and 2000.

NOTE 5 -- CERTIFICATES OF DEPOSIT

         At December 31, 2002, a summary of the maturity of certificates of deposit is as follows (in thousands):

                            2003           $23,257
                            2004            12,375
                            2005             1,290
                            2006             2,308
                            2007             3,308
                                           -------
                                           $42,538
                                           =======

         Deposits held at the Company by related parties, which include executive officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $6,291,000 and $6,157,000 at December 31, 2002 and 2001, respectively.

NOTE 6 -- BORROWINGS

         a)  Federal Home Loan Bank Borrowing

         As of December 31, 2002 and 2001 the Company had an approved borrowing capacity with the Federal Home Loan Bank of New York (FHLB), based on total assets and collateral available, collateralized by FHLB stock investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 3.62% to 5.57% at December 31, 2002 and 2001. At December 31, 2002 and 2001, $2,500,000
         in borrowings were outstanding with the FHLB, and mature between one and a half and nine years.

         b)  Warehouse Line of Credit

         During August 2000, Sullivan Financial Services, Inc. obtained a $1,000,000 warehouse line of credit with a financial institution, at interest rates that fluctuate based on market conditions. This warehouse line of credit was used for liquidity purposes at Sullivan Financial Services, Inc., expired on August 31, 2002 and was not renewed. As of December 31, 2002 and 2001, Sullivan Financial Services, Inc. had no borrowings outstanding.

         c)  Credit Lines and Borrowings

         The Company has two lines of credit with financial institutions, collateralized by investment securities, aggregating $6,000,000. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding as of December 31, 2002 and 2001, respectively.

NOTE 7 -- INCOME TAXES

         Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the company's assets and liabilities.

         The components of income taxes are summarized as follows (in thousands):

                                                   December 31,
                                         ------------------------------
                                         2002         2001         2000
                                         ----         ----         ----
                 State:
                      Current            $108          $67          $12
                      Deferred            --            --           --
                                         ----          ---          ---
                                         $108          $67          $12
                                         ====          ===          ===

         The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

                                                                             December 31,
                                                                        ------------------------
                                                                         2002    2001      2000
                                                                        -----    -----    ------
         State income tax                                                $ 97    $(168)   $(370)
         Add (deduct) effect of:
            State income taxes net of federal income tax effect           (43)     (69)     (69)
         State income tax on subsidiaries net income net of
          fed benefit                                                      65       44        8
         Change in valuation reserve                                      (41)     222      417
         Meals and entertainment                                           20       14        9
         Goodwill                                                         --        22       17
         Other                                                             10        2      --
                                                                         ----    -----    -----
                                                                         $108    $  67    $  12
                                                                         ====    =====    =====

         The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                         2002     2001
                                                        ------   ------
         Deferred tax assets:
            Allowance for loan losses                   $  502   $  352
            Organization and start-up costs                 18       43
            Charitable contribution carryover                4        4
            Depreciation                                    42       18
            Prepaid AMA NJ Tax                               4     --
            NOL carryover                                1,232    1,439
                                                        ------   ------
                                                         1,802    1,856
         Valuation allowance                             1,338    1,447
                                                        ------   ------
                                                           464      409
                                                        ------   ------

         Deferred tax liabilities:
            Tax bad debt                                   396      409
            Unrealized gains on securities available
             for sale                                       68     --
                                                        ------   ------
                                                           464      409
                                                        ------   ------

         Net deferred tax assets                         $ --    $ --
                                                        ======   ======

         At December 31, 2002, the bank has federal and state income tax loss carryforwards of approximately $ 2,820,000 and $4,610,000, respectively which expire in 2011 for state tax purposes and 2021 for federal purposes. The State of New Jersey passed legislation in 2002 which affects New Jersey net operating losses carried forward from 2001. These losses may not be utilized until the 2004 tax year. The state has extended the expiration of these net-operating losses for two years.

NOTE 8 -- RELATED PARTY TRANSACTIONS

         A director of the company is a member of the law firm, which represents the Company as general counsel. The company paid fees to this law firm, relating to general corporate matters, of approximately $97,000, $139,000 and $58,000 during the years ended December 31, 2002, 2001 and 2000, respectively. This law firm had approximately $4,941,000 and $2,885,000 of deposits held with the company as of December 31, 2002 and 2001, respectively. The law firm had outstanding loan balances of $1,661,244 and $1,845,883 at December 31, 2002 and 2001, respectively, in connection with two term loans made by the Bank.

NOTE 9 - NET INCOME (LOSS) PER SHARE

         The company's calculation of net income (loss) per share is as follows:

                                                  (in thousands, except per share data)
                                                         Year Ended December 31,
                                                        --------------------------
                                                          2002    2001      2000
                                                        -------  -------   -------
         Basic earnings (loss) per share:
              Net income (loss)                         $  179   $ (560)   $(1,099)

         Average number of shares outstanding            1,782    1,652      1,637
                                                        ------   ------    -------

         Basic earnings (loss) per share                $ 0.10   $ (.34)   $ (0.67)
                                                        ======   ======    =======

         Diluted earnings (loss) per share:

             Net income (loss)                          $  179   $ (560)   $(1,099)

         Average number of shares of common stock and
          equivalents outstanding:
             Average common shares outstanding           1,782    1,652      1,637

             Additional shares considered in diluted
              computation assuming:
               Exercise of options and warrants              8     --         --
                                                        ------   ------    -------

         Average number of shares outstanding
          on a diluted basis                             1,790    1,652      1,637
                                                        ------   ------    -------

         Diluted earnings (loss) per share              $ 0.10   $ (.34)   $ (0.67)
                                                        ======   ======    =======

NOTE 10 -- STOCK OPTION PLANS

         The Board of Directors of the Company adopted three stock option plans, for the members of the board of directors, members of the advisory boards of the Bank, executive officers, and certain employees of the Bank.

         The Company's 1998 Combined Stock Option Plan (the Combined Plan) and Non-Qualified Stock Option Plan provides for the granting of options to acquire up to 315,000 shares of the Company's common stock. The Company's 2001 Combined Stock Option Plan (2001 Combined Plan) provides for the granting of 210,000 shares of the Company's common stock. Both incentive stock options (ISOs) and non-qualified options (NQOs) may be granted under the plans. The shares of common stock that may be purchased pursuant to ISOs granted under the Combined Plan is limited to 157,500. The number of shares of common stock that may be purchased pursuant to NQOs granted under the Combined Plan is 78,750. Only key employees of the Company may receive ISOs under the Combined Plan and the 2001 Combined Plan. Only NQOs may be granted under the NQO Plan. Service providers to the Company, including key employees, directors or members of advisory boards of the Bank, may receive NQOs under the Combined Plan, the 2001 Combined Plan and the NQO Plan.

         Options granted pursuant to the Combined Plan, the NQO Plan and the 2001 Combined Stock Option Plan must be exercisable at a price greater than or equal to the par value of the Common Stock, but in no event may the option price be lower than (i) in the case of an ISO, the fair market value of the shares subject to the ISO on the date of grant, (ii) in the case of an NQO issued to a Director as compensation for serving as a Director or as a member of the advisory boards of the Bank, the fair market value of the shares subject to the NQO on the date of grant, and (iii) in the case of an NQO issued to a grantee as employment compensation, eighty-five percent (85%) of the fair market value of the shares subject to the NQO on the date of grant. In addition, no ISO may be granted to an employee who owns common stock possessing more than ten percent
         (10%) of the total combined voting power of the Bank's common stock unless the price is at least 110% of the fair market value (on the date of grant) of the common stock.

         SFAS No. 123, Accounting for Stock-Based Compensation allows an entity to use a fair value-based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the statement permits entities to elect accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Entities that elect to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and EPS, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

         Had compensation cost of the above stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and diluted loss per share would have been increased to the pro forma amounts as disclosed in Note 1.

         The per share weighted-average fair values of stock options granted during 2002, 2001 and 2000 were $3.18, $3.29 and $2.42, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 4.39%, 4.99% and 6.45%, and expected lives of 7, 10 and 10 years.

         A summary of the status of the Company's stock option plans as of December 31, 2002 and 2001, and the change during the years ended is represented below:

                                                                 Weighted
                                                    Number of     average
                                                     Shares     exercise price
                                                    ---------   --------------
         Outstanding at December 31, 2000            309,487        $9.98

         Granted                                     137,550         8.50
         Forfeited                                    (3,937)        9.96
         Exercised                                      --            --
                                                     -------        -----
         Outstanding at December 31, 2001            443,100         9.50
                                                     -------        -----

         Granted                                      11,502         8.41
         Forfeited                                      (210)         --
         Exercised                                      --            --
                                                     -------        -----
         Outstanding at December 31, 2002            454,392        $9.47
                                                     =======        =====

         At December 31, 2002 and 2001, the number of options exercisable was 383,600 and 290,850, respectively, and the weighted-average price of those options was $9.64 and $9.93, respectively.

         At December 31, 2002 and 2001, there were 70,608 and 81,900 additional shares available for grant under the Plans. During 2002, 11,502 options were granted. During 2001, 137,550 options were granted.

         The following table summarizes information about options outstanding at December 31, 2002:

                                                       Options outstanding                               Options exercisable
                                                       -------------------                               -------------------
                                                              Weighted
                                                              average            Weighted                              Weighted
                                         Number               remaining           average              Number           average
         Range of exercise            outstanding at         contractual          exercise         outstanding at       exercise
            prices                   December 31, 2002          life               price           December 31, 2002     price
        ------------------           -----------------       -----------         ---------         -----------------   ----------
        $8.10- $10.48                      444,942           6.58 years            $9.43                378,350         $ 9.60
        $12.26-$12.38                        9,450           6.71 years           $12.31                  5,250         $12.26
                                           -------                                                      -------
                                           454,392                                                      383,600
                                           =======                                                      =======

NOTE 11 -- COMMITMENTS

         a) Lease Commitments

         The company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2010. Rental expense was approximately $330,000, $217,000 and $152,000 for the years ended December 31, 2002, 2001 and 2000.

         The following is a schedule of minimum rental commitments under operating leases at December 31, 2002 (in thousands):

                      2003                    $  315
                      2004                       316
                      2005                       233
                      2006                       171
                      2007                       165
                      Thereafter                 372
                                              ------
                      Total                    1,572
                                              ======

         b) Employment Agreements

         The Company has entered employment agreements with several key executives. These agreements provide for terms through March 2004. Pursuant to these agreements, the named individuals will receive base salaries and certain increases as defined in these agreements.

         c) Commitment to Extend Credit

         Sullivan Financial Services, Inc. is a mortgage banker engaged in extending mortgage commitments to customers on behalf of investor companies. Sullivan also directly issues mortgage commitments to extend financing for FHA an VA mortgages. In certain instances the mortgage commitments Sullivan directly issues are closed in Sullivan's name as lender and simultaneously assigned at closing to a mortgage banker who finances the mortgage (via table funding). In other instances, Sullivan closes the qualifying mortgage on its warehouse line and later sells and/or assigns the mortgage loan to an investor company. Sullivan also brokers loans, which are funded by a mortgage banker.

         d) Preferred Stock

         The company's certificate of incorporation authorizes it to issue up to 1,000,000 shares of preferred stock, in one or more series, with such designations and such relative voting, dividend and liquidation, conversion and other rights, preferences and limitations as shall be resolved by the Board of Directors. No shares of preferred stock have been issued.

         e) Litigation

         The Company is involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material affect on the financial position or results of operations of the Company.

  NOTE 12 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                                December 31,
                                                             -------------------
                                                              2002        2001
                                                             -------     -------
         Commitments to extend credit and unused lines
          of credit                                          $38,789     $19,413
         Letters of credit---standby and performance             945       1,075
                                                             -------     -------
                                                             $39,734     $20,488
                                                             =======     =======

         Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case-basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had extensions of credit outstanding to related parties for approximately $2,739,000 and $3,593,000 at December 31, 2002 and 2001,
         respectively.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 13 -- REPORTABLE SEGMENTS

         The company has identified reportable operating segments in accordance with the provisions of SFAS No, 131, Disclosure About Segments of an Enterprise and Related Information.

         The primary activities of the Company include acceptance of deposits from the general public, origination of mortgage loans on residential and commercial real estate, commercial and consumer loans, and investment in debt securities, mortgage-backed securities and other financial instruments (community banking). Sullivan Financial Services, Inc. provides mortgage-banking services to customers on behalf of investor companies (mortgage banking).

         The company follows accounting principles generally accepted in the United States of America as described in the summary of significant accounting policies. Consolidation adjustments reflect elimination of intersegment revenue and expenses and statement of financial condition.

         The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2002 (in thousands).

                                                 The          Sullivan Financial   Eliminating
                                                 Bank           Services, Inc.       entries        Consolidated
                                               --------       ------------------   -----------      ------------
        Interest income                        $  6,484            $   769           $   (494)        $  6,759
        Interest expense                          2,773                494               (494)           2,773
        Provision for loan losses                   448                 --                 --              448
        Non-interest income                         268              3,088                (88)           3,268
        Non-interest expense                      3,974              2,741                (88)           6,627
        Net Income (loss)                         (443)                622                 --              179

        Total assets                           $149,057            $25,995           $(25,264)        $149,788


         The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2001 (in thousands).

                                                 The          Sullivan Financial   Eliminating
                                                 Bank           Services, Inc.       entries        Consolidated
                                               --------       ------------------   -----------      ------------
        Interest income                          $6,470             $695             $(665)           $6,500
        Interest expense                          3,690              666              (665)            3,691
        Provision for loan losses                   583               --                --               583
        Non-interest income                         240            2,572               (58)            2,754
        Non-interest expense                      3,365            2,233               (58)            5,540
        Net Income (loss)                          (928)             368                --              (560)

         The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2000. (in thousands)

                                                 The          Sullivan Financial   Eliminating
                                                 Bank           Services, Inc.       entries        Consolidated
                                               --------       ------------------   -----------      ------------
        Interest income                          $4,883              $219            $(260)          $  4,842
        Interest expense                          2,795               269             (260)             2,804
        Provision for loan losses                   233                --               --                233
        Non-interest income                         109             1,343              (45)             1,407
        Non-interest expense                      3,078             1,278              (45)             4,311
        Net Income (loss)                       (1,114)                15               --             (1,099)

NOTE 14 -- REGULATORY MATTERS

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

       Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2002, management believes that the Bank meets all capital adequacy requirements to which it is subject.

       The Bank's actual capital amounts and ratios are presented in the tables (in thousands):

                                                    Actual               For capital Adequacy purposes
                                               ---------------      ---------------------------------------
                                                Amount   Ratio       Amount             Ratio
                                               --------  -----      -------  -----------------------------
December 31, 2002:

Total capital (to risk-weighted assets)        $16,572   13.61%     $9,739   greater than or equal to 8.00%
Tier I capital (to risk-weighted assets)        15,316   12.58       4,869   greater than or equal to 4.00
Tier I capital (to average assets)              15,316   11.23       5,457   greater than or equal to 4.00

                                                 For classification as well capitalized
                                               ----------------------------------------
                                                Amount               Ratio
                                               --------  ------------------------------
Total capital (to risk-weighted assets)        $12,174   greater than or equal to 10.00%
Tier I capital (to risk-weighted assets)         7,304   greater than or equal to  6.00
Tier I capital (to average assets)               6,821   greater than or equal to  5.00

                                                    Actual               For capital Adequacy purposes
                                               ---------------      ---------------------------------------
                                                Amount   Ratio       Amount             Ratio
                                               --------  -----      -------  -----------------------------
December 31, 2001:

Total capital (to risk-weighted assets)        $12,019   13.80%      6,965   greater than or equal to 8.00%
Tier I capital(to risk-weighted assets)         11,137   12.79       3,458   greater than or equal to 4.00
Tier I capital (to average assets)              11,137    9.72       4,582   greater than or equal to 4.00

                                                 For classification as well capitalized
                                               ----------------------------------------
                                                Amount               Ratio
                                               --------  ------------------------------
Total capital (to risk-weighted assets)        $8,706    greater than or equal to 10.00%
Tier I capital(to risk-weighted assets)         5,224    greater than or equal to 6.00
Tier I capital (to average assets)              5,728    greater than or equal to 5.00


       In addition to the capital adequacy requirements of the FDIC discussed above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting the Bank a charter, the Bank is required to maintain a ratio of equity capital to total assets of at least 10% for our first five years of operations. During 2001, the Commissioner amended this order to reduce this capital requirement to 4% for Tier 1 Capital. As of December 31, 2002 and 2001, the Bank's ratio of equity capital to total assets was 13.80% and 10.38%, respectively.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

         For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Company uses significant estimations and present value calculations to prepare this disclosure. Accordingly, the information presented below does not purport to represent the aggregate net fair value of the Company.

         Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2002 and 2001 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $9,451,000 and $11,029,000 approximates fair value at December 31, 2002 and 2001, respectively.

         The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. The recorded value of loans held for sale is approximately $22,271,000 and $17,194,000 at December 31, 2002 and 2001,
         respectively, and approximates their fair value.

         The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest approximates fair value as shown below (in thousands):

                                                  2002                       2001
                                         -----------------------     ------------------------
                                         Carrying      Estimated     Carrying     Estimated
                                          amount      Fair value      amount      Fair value
                                         --------     ----------     --------     ----------
         Investment securities            $18,640       $18,810       $17,255       $17,255
         Loans, net of deferred fees      $94,525       $94,601       $68,468       $69,481

          The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value as shown below (in thousands):

                                                  2002                      2001
                                         -----------------------     -----------------------
                                         Carrying      Estimated     Carrying     Estimated
                                          amount      Fair value      amount      Fair value
                                         --------     ----------     --------     ----------
       Time deposits                      $42,538       $43,047        $35,783      $36,408

       The recorded book value of the FHLB advances totaling approximately $2,500,000 at December 31, 2002 and 2001 are estimated to approximate their fair value.

       The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated costs to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

NOTE 16 -- PARENT COMPANY ONLY

         The following information on the parent only financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

         Statements of Financial Condition

                                                                   2002        2001
                                                                 --------    --------
         Assets:
              Cash and due from subsidiaries                     $ 3,998      $  --
              Investment in subsidiaries                          16,677       12,328
                                                                 -------      -------
                    Total assets                                 $20,675      $12,328
                                                                 =======      =======

         Liabilities:
              Other liabilities                                  $    11      $  --
                                                                 -------      -------

         Stockholders' equity:
              Common stock                                        23,853       15,866
              Other comprehensive income, net of taxes               170         --
              Accumulated deficit                                 (3,359)      (3,538)
                                                                 -------      -------
                    Total stockholders' equity                    20,664       12,328
                                                                 -------      -------
                    Total liabilities and stockholders'
                     equity                                      $20,675      $12,328
                                                                 =======      =======


         The following information on the parent only operating statements and cash flows as of December 31, 2002, 2001 and 2000 for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

         Statements of Operations

                                                                  2002         2001        2000
                                                                 --------    --------    --------
         Equity in undistributed income (loss) of
          subsidiaries                                           $   179      $ (560)     $(1,099)
             Net income (loss)                                   $   179      $ (560)     $(1,099)
                                                                 =======      ======      =======

          Statements of Cash Flows

         Cash flows from operating activities:
              Net income (loss)                                  $   179      $ (560)     ($1,099)
                   Equity in undistributed income (loss) of
                     the subsidiaries                               (179)        560        1,099
                   Increase in other liabilities                      11        --           --
                                                                 -------      ------      -------
                   Net cash provided by operating
                     activities                                       11        --           --
                                                                 -------      ------      -------

         Cash flows from investing activities:
              Investment in subsidiaries                          (4,000)       --           --
                                                                 -------      ------      -------
                   Net cash used in financing activities          (4,000)       --           --
                                                                 -------      ------      -------

         Cash flows from financing activities:
              Proceeds from sale of stock, net                     7,987        --           --
                                                                 -------      ------      -------
                   Net cash provided by financing
                    activities                                     7,987        --           --
                                                                 -------      ------      -------
                   Net change in cash for the period               3,998        --           --
                   Net cash at beginning of year                    --          --           --
                                                                 -------      ------      -------
                   Net cash at end of year                       $ 3,998      $ --        $  --
                                                                 =======      ======      =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 25, 2003.

                                        SOMERSET HILLS BANCORP

                                        By:  /s/ Stewart E. McClure, Jr.
                                            ------------------------------
                                            Stewart E. McClure, Jr.
                                            President, Chief Executive Officer
                                            and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 25, 2003.

/s/ Stewart E. McClure, Jr.
---------------------------
Stewart E. McClure, Jr.
President, Chief Executive Officer, and Chief Operating Officer

/s/ Gerard Riker
---------------------------
Gerard Riker
Executive Vice President and Chief Financial Officer

/s/ William J. Begley
---------------------------
William J. Begley
Director

/s/ Edward B. Deutsch
---------------------------
Edward B. Deutsch
Chairman

/s/ Paul Fitzgerald
---------------------------
Paul Fitzgerald
Director

/s/ Richard C. Fowler, Jr.
--------------------------
Richard C. Fowler, Jr.
Director


--------------------------
Stanley C. Gale
Director

/s/ Jerome J. Graham, Jr.
-------------------------
Jerome J. Graham, Jr.
Director

/s/ Desmond V. Lloyd
---------------------------
Desmond V. Lloyd
Director

/s/ Dennis C. Longwell
---------------------------
Dennis C. Longwell
Director

---------------------------
Paul F. Lozier
Director

/s/ Thompson H. McDaniel
---------------------------
Thompson H. McDaniel
Director

/s/ Peter F. Muratore
---------------------------
Peter F. Muratore
Director

/s/ Gerald B. O'Connor
---------------------------
Gerald B. O'Connor
Director

/s/ Nicholas Rizzo
---------------------------
Nicholas Rizzo
Director

/s/ M. Gerald Sedam
---------------------------
M. Gerald Sedam
Director

/s/ Joseph M. Sullivan
---------------------------
Joseph M. Sullivan
Director

/s/ John A. Van Voorhis
---------------------------
John A. Van Voorhis
Director

/s/ Sidney F. Wentz
---------------------------
Sidney F. Wentz
Director

                                 CERTIFICATIONS

I, Stewart E. McClure, Jr., certify that:

1. I have reviewed this Annual report on Form 10-KSB of Somerset Hills Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By:  /s/  Stewart E. McClure, Jr.
                                                   ----------------------------
                                                   STEWART E. MCCLURE, JR.
                                                   President and
                                                   Chief Executive Officer

Date: March 25, 2003

I, Gerard Riker, certify that:

1. I have reviewed this annual report on Form 10-KSB of Somerset Hills Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By:   /s/  Gerard Riker
                                                   ------------------------
                                                   GERARD RIKER
                                                   Executive Vice President and
                                                   Chief Financial Officer

Date: March 25, 2003

                                                                      Exhibit 23
                        Independent Accountants' Consent

The Board of Directors
Somerset Hills Bancorp:

We consent to incorporation by reference in registration statement no. 333-99647 on Form SB-2 of Somerset Hills Bancorp of our report dated February 7, 2003, relating to the consolidated statements of financial condition of Somerset Hills Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report is included in the December 31, 2002 annual report on Form 10-KSB of Somerset Hills Bancorp.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

Short Hills, New Jersey
March 27, 2003

                                                                      Exhibit 99

                     CERTIFICATION PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, Stewart E. McClure, Jr. and Gerard Riker hereby jointly certify as follows:

They are the Chief Executive Officer and the Chief Financial Officer, respectively, of Somerset Hills Bancorp (the "Company");

To the best of their knowledge, the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

                                              By:/s/  Stewart E. McClure, Jr.
                                                 ----------------------------
                                              STEWART E. MCCLURE, JR.
                                              President and
                                              Chief Executive Officer

Date: March 25, 2003

                                              By:/s/  Gerard Riker
                                              ------------------------------
                                              GERARD RIKER
                                              Executive Vice President and
                                              Chief Financial Officer

Date: March 25, 2003