Form 10QSB
period 2003-05-14
SOMERSET HILLS BANCORP
filed 2003-05-14
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934.
Yes |_|    No |X|

As of May 9, 2003 there were 2,756,339 shares of common stock, no par value, outstanding.

                             SOMERSET HILLS BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                         Page(s)

Item I.    Financial Statements
           Consolidated Balance Sheets
           As of March 31, 2003 (unaudited) and December 31, 2002              3

           Consolidated Statements of Income for the Three
           months ended March 31, 2003 and 2002 (Unaudited)                    4

           Consolidated Statements of Changes in Stockholders' Equity
           For the three months ended March 31, 2003 (Unaudited)               5

           Consolidated Statements of Cash Flows for the Three months
           Ended March 31, 2003 and 2002 (Unaudited)                           6

           Notes to Consolidated Financial Statements (Unaudited)            7-9

Item 2.    Management's Discussion and Analysis of                         10-14
           Financial Condition and Results of Operations

Item 3.    Controls and Procedures                                            14

Part II - Other Information

Item 1.    Legal Proceedings                                                  15

Item 2.    Changes in Securities                                              15

Item 3.    Defaults Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 5.    Other Information                                                  15

Item 6.    Exhibits                                                           15

Signatures                                                                    16

Certifications                                                                17

Exhibit 99                                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SOMERSET HILLS BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

ASSETS                                                                        March 31, 2003  December 31, 2002
                                                                             ---------------  -----------------
                                                                               (Unaudited)
Cash and due from banks                                                      $         4,072    $         4,944
Interest bearing deposits at other banks                                               2,059                107
Federal funds sold                                                                     2,500              4,400
                                                                             ---------------    ---------------

        Total cash and cash equivalents                                                8,631              9,451

Loans held for sale                                                                   23,503             22,271
Investment securities available- for - sale                                           14,691             18,810

Loans receivable                                                                      98,261             94,629
                  Less allowance for Loan Losses                                      (1,309)            (1,256)
                     Deferred fees                                                      (100)              (104)
                                                                             ---------------    ---------------

        Net loans receivable                                                          96,852             93,269

Premises and equipment, net                                                            3,973              4,081
Goodwill, net                                                                          1,191              1,191
Accrued interest receivable                                                              474                545
Other assets                                                                             253                170
                                                                             ---------------    ---------------

        Total assets                                                         $       149,568    $       149,788
                                                                             ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
      Non-interest bearing deposits-demand                                   $        15,064    $        15,386
      Interest bearing deposits-NOW,
        money market and savings                                                      70,175             67,520
      Certificates of deposit, under $100,000                                         30,278             30,688
      Certificates of deposit, $100,000 and over                                      10,981             11,850
                                                                             ---------------    ---------------

                    Total deposits                                                   126,498            125,444
                                                                             ---------------    ---------------

Federal Home Loan Bank advances                                                        1,500              2,500
Accrued interest payable                                                                  86                 84
Other liabilities                                                                        798              1,096
                                                                             ---------------    ---------------

                   Total Liabilities                                                 128,882            129,124
                                                                             ---------------    ---------------

STOCKHOLDERS' EQUITY:
   Preferred stock - 1,000,000 shares authorized, none issued                             --                 --
   Common Stock-authorized 5,000,000 Shares
      of no par value; issued and outstanding,
      2,756,339 shares at March 31, 2003 and                                          23,853             23,853
      December 31, 2002
   Accumulated deficit                                                                (3,249)            (3,359)
   Accumulated other comprehensive income                                                 82                170
                                                                             ---------------    ---------------

              Total stockholders' equity                                              20,686             20,664

              Total liabilities and stockholders' equity                     $       149,568    $       149,788
                                                                             ===============    ===============


      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                          2003          2002
                                                      -----------   -----------
INTEREST INCOME
   Loans, including fees                              $     1,693   $     1,347
   Federal funds sold                                          20            26
   Investment securities                                      119           197
   Interest bearing deposits with other banks                   6             6
                                                      -----------   -----------
         Total interest income                              1,838         1,576

INTEREST EXPENSE
   Deposits                                                   649           683
   Federal Home Loan Bank advances                             26            29
                                                      -----------   -----------
        Total interest expense                                675           712

Net interest income                                         1,163           864

Provision for loan losses                                      76           115
                                                      -----------   -----------

Net interest income after provision for loan losses         1,087           749
                                                      -----------   -----------

NON-INTEREST INCOME
   Service fees on deposit accounts                            37            19
   Gains on sales of mortgage loans, net                      889           630
   Gain on sale of investment securities                        6            10
   Other income                                                16            18
                                                      -----------   -----------
      Total non-interest income                               948           677
                                                      -----------   -----------

NON-INTEREST EXPENSE
   Salaries and employee benefits                           1,013           804
   Occupancy expense                                          287           224
   Advertising and business promotion                          97            51
   Stationery and supplies                                     62            35
   Data Processing                                             71            50
   Other operating expense                                    356           230
                                                      -----------   -----------
      Total Non-Interest Expense                            1,886         1,394
                                                      -----------   -----------

Income  before provision for  taxes                           149            32

Provision for Income Taxes                                     39            15
                                                      -----------   -----------

     Net income                                       $       110   $        17
                                                      ===========   ===========

Per share data
    Net income basic and diluted                      $      0.04   $      0.01
                                                      ===========   ===========


      See accompanying notes to unaudited consolidated financial statements

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (In thousands except share data)
                                   (Unaudited)

                                                                              Accumulated
                                                                                 Other                               Total
                                               Common        Accumulated      Comprehensive     Comprehensive     Stockholders'
                                               Stock           deficit           Income         Income (loss)        Equity
                                            ------------     ------------      ------------------------------------------------
Balance December 31, 2002                   $     23,853           (3,359)              170                              20,664

Net income for the period                             --              110                --      $        110               110

Other comprehensive loss, net of
     reclassification adjustment                      --               --               (88)              (88)              (88)
                                            ------------     ------------      ------------------------------------------------
             Total comprehensive income                                                          $         22
                                                                                                 ============

Balance March 31, 2003                      $     23,853     $     (3,249)     $         82                        $     20,686
                                            ============     ============      ============                        ============


      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,

                                                                                                  2003          2002
                                                                                                --------      --------
OPERATING ACTIVITIES:
 Net income                                                                                     $    110      $     17
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
 Depreciation and amortization                                                                       128            99
 Provision for loan losses                                                                            76           115
 Gain on sales of investment securities                                                               (6)          (10)
 Mortgage loans originated for sale                                                              (95,953)      (59,185)
 Proceeds from mortgage loan sales                                                                95,610        69,258
 Gain on sale of mortgage loans                                                                     (889)         (630)
 Decrease in accrued interest receivable                                                              71            86
 Increase in other assets                                                                            (83)          (74)
  Increase in accrued interest payable                                                                 2            16
  Decrease in other liabilities                                                                     (298)         (488)
                                                                                                --------      --------

  Net cash (used in) provided by operating activities                                             (1,232)        9,204
                                                                                                --------      --------

INVESTING ACTIVITIES:
  Purchases of investment securities available-for -sale                                          (1,793)       (1,256)
  Maturity and payments of investment securities available-for-sale                                4,830         4,562
  Proceeds from sale of investment securities available-for-sale                                   1,000         1,009
  Net increase in loans receivable                                                                (3,659)       (6,445)
  Proceeds from sale of equipment                                                                      3            --
  Purchases of premises and equipment                                                                (23)         (122)
                                                                                                --------      --------

              Net cash provided by (used) in investing activities                                    358        (2,252)
                                                                                                --------      --------

FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposit and savings accounts                                    2,333        (1,791)
 Net (decrease) increase in certificates of deposit                                               (1,279)            8
 Repayment of Federal Home Loan Bank advances                                                     (1,000)           --

              Net cash provided by (used in) financing activities                                     54        (1,783)
                                                                                                --------      --------

              Net (decrease) increase in cash and cash equivalents                                  (820)        5,169
  Cash and cash equivalents at beginning of period                                                 9,451        11,029
                                                                                                --------      --------
  Cash and cash equivalents at end of period                                                       8,631        16,198
                                                                                                ========      ========



  Supplemental information:
     Cash paid during the year for:
        Interest                                                                                $    673      $    696
        Income taxes                                                                            $     43      $     --


      See accompanying notes to unaudited consolidated financial statements

                      SOMERSET HILLS BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Summary of significant accounting Policies

a)    Basis of Presentation

      Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (formerly known as The Bank Of The Somerset Hills), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2003, the Bank operates three banking offices: its main office, located in Somerset County, New Jersey and two branch offices in Morris County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The bank also operates a private banking and wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York and Florida.

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

b)    Net Income Per Common Share

      Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

      The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):


                                         Three Months Ended, March 31, 2003      Three Months Ended, March 31, 2002
                                        -----------------------------------    -------------------------------------
                                                                     Per                                       Per
                                           Income       Shares      Share         Income         Shares       Share
                                        (Numerator) (Denominator)   Amount     (Numerator)   (Denominator)    Amount
                                        -----------------------------------    -------------------------------------
Basic earnings per share:
 Net income applicable to common
    Stockholders                                $110         2,756     $0.04          $17          1,652      $0.01
                                                                     =======                               ========
Effect of dilutive securities:
  Options                                         --            --                     --             --
                                        ---------------------------            -------------------------
Diluted EPS:
 Net income applicable to common stock-
    Holders and assumed conversions             $110         2,756     $0.04          $17          1,652      $0.01
                                        ====================================   ====================================

Share data has been adjusted to reflect a 5% stock distribution paid on May 15, 2002.

c)    Comprehensive Income

      The components of other comprehensive income for the three months ended March 31, 2003 and 2002 are as follows:

                                                                        Three Months Ended
                                                                             March 31

                                                                       2003          2002
                                                                       ----          ----
     Net income                                                         $110           $17
     Change in unrealized holding losses on available for sale
     securities                                                          (82)          (71)
     Less: reclassification adjustments for gains included in
     net income                                                            6            10
                                                                    ------------------------
     Net unrealized losses                                               (88)          (81)
                                                                    ------------------------
     Other comprehensive income (loss)                                   $22          $(64)
                                                                    ========================

d)    Stock-Based Compensation

      At March 31, 2003, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                               Three Months Ended
                                                                                   March 31

                                                                                2003       2002
                                                                              --------    --------
      Net income, as reported                                                     $110         $17
      Deduct: Total stock-based compensation expense determined under
          fair value based method for all awards, net of related tax effect        (21)        (32)

      Pro forma net income                                                         $89        $(15)

      Net income per share:
         Basic-as reported                                                       $0.04       $0.01
         Basic-pro forma                                                         $0.03      $(0.01)

         Diluted-as reported                                                     $0.04       $0.01
         Diluted-pro forma                                                       $0.03      $(0.01)

      The per share weighted-average fair values of stock options granted during 2003 and 2002 were $2.65 and $3.18, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 3.42% and 4.39% and expected lives of 7 years.

e)    Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The Company has met these disclosure requirements. The interpretation also requires the recognition, at estimated fair value, of a liability by the guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement did not have a material impact on the Company's consolidated financial statements.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. The Interpretation provides guidance on the identification of entities controlled through means other than voting rights. The Interpretation specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of this interpretation did not have a significant effect on the Company's consolidated financial statements.

2.    Segment Information

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2003 (in thousands)

                                                  The Bank and    Sullivan Financial  Eliminating      Consolidated
                                                   The Bancorp      Services, Inc.      entries
Interest income                                       $1,718              $324            (204)            $1,838
Interest expense                                         675               204            (204)               675
Provision for loan losses                                 76                --              --                 76
Non-interest income                                       80               889             (21)               948
Non-interest expense                                   1,158               788             (21)             1,925
Net income (loss)                                       (111)              221              --                110

Total assets                                         122,082            31,123          (3,637)           149,568


The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2002 (in thousands)

                                                  The Bank and    Sullivan Financial  Eliminating      Consolidated
                                                   The Bancorp      Services, Inc.      entries
Interest income                                       $1,518              $158            (100)            $1,576
Interest expense                                         712               100            (100)               712
Provision for loan losses                                115                --              --                115
Non-interest income                                       59               643             (25)               677
Non-interest expense                                     878               556             (25)             1,409
Net income (loss)                                       (128)              145              --                 17

Total assets                                         107,104            10,873          (1,551)           116,426

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months ended March 31, 2003 and March 31, 2002

                          CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2002 included in it's Annual Report Form 10-KSB filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgements which often require assumptions or estimates about highly uncertain matters. Changes in these judgements, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. Additional information is contained on pages 11 and 14 of this Form 10-QSB for the provision and allowance for loan losses.

                                    OVERVIEW

      For the three months ended March 31, 2003, the company realized a $93 thousand increase in net income. For the three months ended March 31, 2003, net income was $110 thousand or $0.04 for basic and diluted earnings per share compared to $17 thousand or $0.01 per share for the same period in 2002.

      The results reflect a substantial increase in interest income and a decrease in interest expense due to declining market interest rates. We also recognized an increase in non-interest income, specifically gain on sale income from our mortgage operation. These increases were partially off-set by an increase in non-interest expense.

At March 31, 2003, total assets were $149.6 million, a decrease of $200 thousand from total assets of $149.8 million at year end 2002. The decrease reflects a restructuring of our balance sheet towards loans, as decreases included a decrease of $4.1 million in securities available for sale and $1.9 million in federal funds sold. These decreases were partially off-set by an increase of $3.6 million in net loans, $1.2 million in loans held for sale and $1.1 million in cash and due from banks.

                              RESULTS OF OPERATIONS

      Interest Income. Total interest income increased $262 thousand, or 16.6%, to $1.8 million for the quarter ended March 31, 2003 from $1.6 million for the same period in 2002. This increase was primarily attributable to an increase of $38.6 million in average first quarter interest earning assets from $103.9 million in 2002 to $142.5 million in 2003. Offsetting the increase in average earning assets was a 92 basis point decrease in average rate earned from 6.15% during the first quarter of 2002 to 5.23% in the first quarter of 2003. The decline in rates had the greatest effect on investment securities and mortgage loans held for sale. The average rate earned on investment securities decreased by 221 basis points to 2.76% in the first quarter of 2003 from 4.97% during the first quarter of 2002. The rate earned on mortgage loans held for sale decreased 108 basis points to 6.43% in the first quarter of 2003 from 7.51% during the first quarter of 2002. The average rate earned on the loan portfolio decreased 86 basis points to 5.86% for the first quarter of 2003 from 6.72% in the first quarter of 2002. The declines in rate were offset by increase in volume as the average loan balance increased 31.9% from $71.8 million to $94.7 million from first quarter 2002 to first quarter 2003. The average balance of mortgage loans held for sale increased by $11.9 million, or 140%, to $20.4 million in the first quarter of 2003 from $8.5 million during the first quarter of 2002. The average balance of investment securities increased $1.4 million, or 8.7%, to $17.5 million during the first quarter of 2003 and the average balance of due from banks increased $1.3 million, or 100% to $2.6 million during the first quarter of 2003 compared to $1.3 million during the first quarter of 2002. The average rate earned on due from banks decreased 85 basis points to 1.03% for the first quarter of 2003 from 1.88% in the first quarter of 2002. Although the average rate earned on federal funds sold declined by 58 basis points, the average balance increased by $1.1 million or 17.5% to $7.4 million in the first quarter of 2003 from $6.3 million in the first quarter of 2002. The declines in rates earned on interest earning assets reflects the current market trend of continuing low and declining interest rates.

      Interest Expense. The Company's interest expense for the first quarter of 2003 decreased $37 thousand, or 5.2% to $675 thousand from $712 thousand in the first quarter of 2002. The decline occurred despite an increase in the average balance of interest bearing liabilities of $24.7 million, or 27.7% to $114.0 million during the first quarter of 2003 from $89.3 million in the same period of 2002. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 2.40% for the first quarter of 2003 from 3.23% in the first quarter of 2002. Interest expense on time deposits, the largest component of the decrease, declined $36 thousand, or 7.9% to $417 thousand as the average balance in time deposits increased $7.1 million to $42.7 million in the first quarter of 2003 compared to the same period in 2002. As a result of our continued marketing promotion for low cost deposits, which began in April of 2001, NOW deposit average balances have grown $18.4 million, or 45.0%, from $40.9 million during the first quarter 2002 to $59.3 million in the first quarter of 2003. The interest expense on NOW deposits increased $20 thousand from the first quarter of 2002, while the average interest rate paid decreased 43 basis points from 1.86% to 1.43% during the same periods. Average savings deposits reflect an increase of $529 thousand, or 16.1%, in average balances while the average rate paid declined 73 basis points from 1.56% in the first quarter of 2002 to 0.83% in the first quarter of 2003. Average borrowed funds decreased to $2.3 million in the first quarter of 2003 from $2.5 million in the first quarter of 2002. The interest expense on Money Market deposits decreased $14 thousand from the first quarter of 2003 while the average interest rate paid decreased 64 basis points to 1.07% during the first quarter of 2003 from 1.71% in the first quarter of 2002. The average balance decreased $1.0 million to $6.0 million from $7.0 million during the same period.

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets
                          Three Months Ended March 31,

                                                                 2003                               2002
                                                                 ----                               ----
                                                              Interest Average Rates              Interest Average Rates
                                                    Average   Income/     Earned/       Average    Income/    Earned/
                                                    Balance   Expense      Paid         Balance   Expense      Paid
                                                    --------  -------      ----         -------   -------      ----
                                                                          (Dollars in Thousands)
Assets
      Cash and due from banks                          $2,581        $6        1.03%       $1,276        $6        1.88%
      Loans                                            94,650     1,369        5.86%       71,790     1,189        6.72%
      Loans held for sale                              20,438       324        6.43%        8,525       158        7.51%
      Investment securities available for sale         17,461       119        2.76%       16,071       197        4.97%
      Fed funds sold                                    7,362        20        1.12%        6,253        26        1.70%
                                                  ----------------------------------  ----------------------------------
   Total interest earning assets                     $142,492    $1,838        5.23%     $103,915    $1,576        6.15%

   Non-interest earning assets                          9,071                               9,824
   Allowance for loan losses                           (1,283)                               (961)
                                                  -----------                         -----------
Total Assets                                         $150,280                            $112,778
                                                  ===========                         ===========

Liabilities and  Equity
      Interest bearing demand deposits                 59,286       208        1.43%       40,910       188        1.86%
      Savings                                           3,821         8        0.83%        3,292        12        1.56%
      Money Market                                      5,977        16        1.07%        7,041        30        1.71%
      Certificates of deposits                         42,675       417        3.96%       35,588       453        5.16%
      FHLB advances/ other borrowings                   2,278        26        4.72%        2,503        29        4.70%
                                                  ----------------------------------  ----------------------------------
           Total interest bearing liabilities         114,037      $675        2.40%       89,334      $712        3.23%

   Non-Interest Bearing Liabilities:
      Non-interest bearing deposits                    14,568                              10,483
      Other liabilities                                   832                                 668
                                                  -----------                         -----------
   Total Liabilities                                  129,437                             100,485
   Stockholders' Equity                                20,843                              12,293
                                                  -----------                         -----------
Total Liabilities and Stockholders' Equity           $150,280                            $112,778
                                                  ============                        ===========

Net Interest Income                                              $1,163                                $864
                                                               ========                            ========
Net Interest Spread                                                            2.83%                               2.92%
Net  Interest Margin                                                           3.31%                               3.37%

(1)   Includes FHLB stock and interest-bearing deposits

Net-Interest Income. The net interest income for the first quarter of 2003 increased $299 thousand over the same period last year. This increase was the result of the Company's ability to add interest earning assets at a faster pace than interest bearing liabilities in a declining market rate environment and the Company's ability to shift it's average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread decreased by 9 basis points to 2.83% and the net yield on interest-bearing assets decreased 92 basis points to 5.23%. The yield on interest bearing liabilities decreased by 83 basis points to 2.40% in the first quarter of 2003 compared to the same period last year.

Provision for Loan Losses. For the three months ended March 31, 2003 the provision for loan losses was $76 thousand compared to $115 thousand for the first quarter ended March 31, 2002. The change in the provision for loan losses reflects management's judgement concerning the risks inherent in the Company's existing portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

     Non-Interest Income. Non-interest income increased by 40.0% or $271 thousand in the first quarter of 2003 to $948 thousand from $677 thousand in the first quarter of 2002. The increase in non-interest income in the first quarter of 2003 compared to the same period last year is attributable to an increase in gains on the sale of mortgage loans. Gains on sale of mortgage loans increased $259 thousand, or 41.1% to $889 thousand in the first quarter of 2003 compared to $630 thousand in the first quarter of 2002. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Other components of non-interest income include fees on deposit accounts which increased $18 thousand or 94.7% to $37 thousand in the first quarter of 2003 from $19 thousand in the first quarter of 2002. These increases were partially offset by a decrease of $4 thousand in gains on sales of investment securities which was $6 thousand in the first quarter of 2003 compared to $10 thousand in the first quarter of 2002.

      Non-Interest Expense. For the quarter ended March 31, 2003, non-interest expense increased $492 thousand from the same period last year. The additional non-interest expense in the first quarter 2003 was attributable to an increase of $209 thousand in salaries and benefits, $126 thousand in other operating expense, $63 thousand in occupancy expense, $46 thousand in advertising and business promotions, $27 thousand in stationery and supplies and $21 thousand in data processing for the comparable period. The increases reflect expense associated with our Morristown office, which opened in October of 2002, as well as additional expense due to an increase in volume at our mortgage company subsidiary.

      Income Taxes. Income tax expense increased $24 thousand to $39 thousand for the three months ended March 31, 2003 as compared to $15 thousand for the same period in 2002. The increase resulted from more income for the quarter in 2003 compared to the same period in 2002.

                               FINANCIAL CONDITION

                 March 31, 2003 as compared to December 31, 2002

      Total assets stayed relatively steady at $149.6 million at March 31, 2003, from total assets of $149.8 million at December 31, 2002. Increases in total assets include increases of $3.6 million in net loans and $1.2 million in loans held for sale. These increases were partially offset by a $4.1 million reduction in investment securities and a $900 thousand decrease in cash and cash equivalents. Total deposits increased $1.1 million from $125.4 million at year-end 2002 to $126.5 million on March 31, 2003. Federal Home Loan Bank advances decreased by $1.0 million to $1.5 million for the first quarter of 2003 from $2.5 million at December 31, 2002.

      Total loans at March 31, 2003 increased $3.7 million to $98.3 million from $94.6 million at year-end 2002. The increase in and composition of the loan portfolio, by category, as of March 31, 2003 from December 31, 2002 is as follows: Commercial loans increased by $4.2 million or 9.4% to $48.7 million, home equity loans increased by $1.5 million, or 9.3% to $17.7 million and commercial real estate loans increased by $300 thousand, or 1.3%, to $24.3 million. Residential mortgage loans decreased by $1.0 million, or 34.5%, to $1.9 million and installment loans decreased by $1.3 million, or 18.3%, to $5.8 million. The increase in the loan portfolio primarily reflects our efforts to continue to penetrate our original Bernardsville, New Jersey market and the continued success of our Mendham branch, which opened in 2000, and our Morristown branch, which opened in 2002, as well as the success of our continued business development program, which includes the calling of third-party referral sources, such as law firms and accounting firms in our market area, as well as the banking contacts of our executive management.

      The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                     March 31, 2003                   December 31, 2002
                                                   Amount      Percent              Amount        Percent
                                                                 (Dollars In Thousands)
Commercial and Industrial                         $48,696        49.6%               $44,460       47.0%
Real Estate-Non Residential Properties             24,252        24.7%                23,991       25.4%
Residential Properties  (1-4 Family)                1,877         1.9%                 2,872        3.0%
Consumer and installment                            5,770         5.9%                 7,080        7.5%
Home equity                                        17,666        17.9%                16,226       17.1%
                                               -----------------------            ----------------------
Gross loans                                        98,261         100%                94,629      100.0%
                                                             =========                         =========


Less: Net deferred fees                               100                                104
                                               ----------                         ----------
Total loans                                        98,161                             94,525
Less: Allowance for loan losses                     1,309                              1,256
                                               ----------                         ----------
Net Loans                                         $96,852                            $93,269
                                               ==========                         ==========

      Federal funds sold decreased by $1.9 million to $2.5 million at March 31, 2003 from $4.4 million on December 31, 2002. During 2003 loans increased faster than deposits. These funds were used to originate loans held for sale and to fund increased loan demand during the first three months of 2003.

      Securities, available for sale, at market value, decreased $4.1 million, or 21.8 %, from $18.8 million at year-end 2002 to $14.7 million on March 31, 2003. The Company purchased $1.8 million in new securities in the first three months of 2003 and $4.8 million in available for sale securities matured, were called or were prepaid. There was $82 thousand in recorded unrealized gains in the available for sale portfolio and $117 thousand in net amortization expenses during the first three months of 2003. There were no held to maturity securities at March 31, 2003 or at year-end 2002.

      Total year to date average deposits increased $21.6 million, or 20.6%, to $126.3 million during the first three months of 2003 from the twelve-month average of $104.7 million for the year ended December 31, 2002. NOW deposits increased by $11.8 million, savings deposits increased by $600 thousand, and demand deposits increased by $2.9 million. Money market deposits increased $700 thousand and time deposits increased $5.7 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion begun in the second quarter of 2001. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2002 reflects the reduction of interest expense of time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

Federal Home Loan Bank advances decreased by $1.0 million to $1.5 million at March 31, 2003 from $2.5 million on December 31, 2002. The decrease reflects a restructuring of our balance sheet by using excess cash and cash equivalents to lower our borrowings.

ASSET QUALITY

      At March 31, 2003, non-accrual loans stayed constant at $137 thousand compared to December 31, 2002. Management continues to monitor the Company's asset quality and believes that the non-accrual loans of the Bank are adequately collateralized and does not anticipate any material losses.

The following table provides information regarding risk elements in the loan portfolio:

                                             March 31, 2003    December 31, 2002
                                                    (dollars in thousands)

Non-accrual loans                                  $137               $137
Non-accrual loans to total loans                   0.14%              0.14%
Non-performing assets to total assets              0.09%              0.09%
Allowance for loan losses
  as a % of non-performing loans                    955%               917%
Allowance for possible loan losses to
total loans                                        1.33%              1.33%

Non-Performing Assets

      Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $137 thousand in non-performing loans at March 31, 2003 and December 31, 2002.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management's evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Provisions are charged to expense and the allowance is reduced by charge-offs, net of recoveries, and is increased by the provision. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company's allowance for loan losses.

      At March 31, 2003, the allowance for loan losses was $1.3 million, an increase of 8.3% from $1.2 million at year-end 2002. There were $28 thousand in charge offs and $5 thousand in recoveries reported in the first three months of 2003. The allowance for loan losses as a percentage of total loans was 1.33% at March 31, 2003 compared to 1.33% on December 31, 2002.

LIQUIDITY MANAGEMENT

      At March 31 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

      At March 31, 2003, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $23.3 million, which represents 15.6% of total assets and 18.2% of total deposits and borrowings.

      It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $30.0 million (subject to available qualified collateral, with current borrowings of $1.5 outstanding from the FHLB at March 31, 2003). At March 31, 2003 outstanding commitments to extend credit were $43.6 million and available line of credit balances totaled $7.0 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

      Total stockholders' equity stayed constant at $20.7 million at March 31, 2003 and at year-end 2002. Activity in stockholder's equity consisted of a decrease in accumulated deficit of $22 thousand derived from $110 thousand in net income earned during the first three months of 2003 and a decrease in accumulated comprehensive income resulting from a net change in unrealized gain on securities, available for sale of $88 thousand.

      In the fourth quarter of 2002 the Company completed a public offering of its securities. Pursuant to the offering the Company issued 1,104,000 units at a public offering price of $8.25 per unit, raising proceeds of approximately $8.0 million, net of offering expenses of approximately $1.1 million. Each unit consists of one share of common stock and one common stock purchase warrant, entitling the holder to purchase a share of stock at an exercise price of $ 9.65 per share at any time until November 30, 2006. This additional capital will enhance our liquidity while it helps us to grow.

      At March 31, 2003 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2003, for the Company and the Bank, as well as the minimum regulatory requirements.

                                   Amount          Ratio        Amount       Minimum Ratio
                                   ------          -----        ------       -------------
      The Bank:
         Leverage Capital          $15,426         10.35%        $5,964             4%
         Tier 1 - Risk Based        15,426         12.07%         5,112             4%
         Total Risk - Based         16,735         13.09%        10,224             8%

      The Company:
         Leverage Capital          $19,413         12.68%        $6,123             4%
         Tier 1 - Risk Based        19,413         15.10%         5,144             4%
         Total Risk-Based           20,722         16.11%        10,288             8%

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

Item 1.    Legal Proceedings

      The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.    Changes in Securities

      Not applicable

Item 3.    Defaults Upon Served Securities

      Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.    Other Information

      Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(i)   Exhibits

            Exhibit 99-Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii)  Reports on Form 8-K

Item Number                                         Filing Date
-----------                                         -----------

5 - Reporting year-end results                      February 14, 2003

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SOMERSET HILLS BANCORP

Date:  May 9, 2003                                By:/s/ Gerard Riker

                                                  GERARD RIKER
                                                  Executive Vice President and
                                                  Chief Financial Officer

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


By: /s/  Stewart E. McClure, Jr.
    -----------------------------
STEWART E. MCCLURE, JR.
President and
Chief Executive Officer

Date:   May 9, 2003

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

Date:   May 9, 2003