Form 10-Q
period 2003-06-30
SOMERSET HILLS BANCORP
filed 2003-08-13
CIK 1189396

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934. Yes |_| No |X|

As of August 11, 2003 there were 2,894,376 shares of common stock, no par value, outstanding.

                             SOMERSET HILLS BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                           Page(s)

Item I.   Financial Statements
          Consolidated Balance Sheets
          As of June 30, 2003 (unaudited) and December 31, 2002           3

          Consolidated Statements of Income for the Three and
          Six months ended June 30, 2003 and 2002 (Unaudited)             4

          Consolidated Statements of Changes in Stockholders' Equity
          For the six months ended June 30, 2003 (Unaudited)              5

          Consolidated Statements of Cash Flows for the Six months
          Ended June 30, 2003 and 2002 (Unaudited)                        6

          Notes to Consolidated Financial Statements (Unaudited)          7

Item 2.   Management's Discussion and Analysis of                         10
          Financial Condition and Results of Operations

Item 3.   Controls and Procedures                                         17


Part II - Other Information

Item 1.   Legal Proceedings                                               18

Item 2.   Changes in Securities                                           18

Item 3.   Defaults Upon Senior Securities                                 18

Item 4.   Submission of Matters to a Vote of Security Holders             18

Item 5.   Other Information                                               18

Item 6.   Exhibits                                                        18

Signatures                                                                19

Exhibit 31.1                                                              20

Exhibit 31.2                                                              21

Exhibit 32                                                                22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SOMERSET HILLS BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               June 30, 2003   December 31, 2002
                                                               -------------   -----------------
                                                                 (Unaudited)
ASSETS

Cash and due from banks                                            $   5,014           $   4,944
Interest bearing deposits at other banks                               2,455                 107
Federal funds sold                                                     5,600               4,400
                                                                   ---------           ---------

       Total cash and cash equivalents                                13,069               9,451

Loans held for sale                                                   29,396              22,271
Investment securities available- for - sale                           11,873              18,810

Loans receivable                                                      98,435              94,629
                  Less allowance for Loan Losses                      (1,298)             (1,256)
                     Deferred fees                                       (86)               (104)
                                                                   ---------           ---------

        Net loans receivable                                          97,051              93,269

Premises and equipment, net                                            3,924               4,081
Goodwill, net                                                          1,191               1,191
Bank owned life insurance                                              5,003                  --
Accrued interest receivable                                              518                 545
Other assets                                                             424                 170
                                                                   ---------           ---------

        Total assets                                               $ 162,449           $ 149,788
                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
      Non-interest bearing deposits-demand                         $  18,025           $  15,386
      Interest bearing deposits-NOW,
        money market and savings                                      80,246              67,520
      Certificates of deposit, under $100,000                         27,296              30,688
      Certificates of deposit, $100,000 and over                      13,240              11,850
                                                                   ---------           ---------

                    Total deposits                                   138,807             125,444
                                                                   ---------           ---------

Federal Home Loan Bank advances                                        1,000               2,500
Accrued interest payable                                                  90                  84
Other liabilities                                                      1,585               1,096
                                                                   ---------           ---------

                   Total liabilities                                 141,482             129,124
                                                                   ---------           ---------

STOCKHOLDERS' EQUITY:
   Preferred stock - 1,000,000 shares authorized, none issued             --                  --
   Common Stock-authorized 10,000,000 Shares
      of no par value; issued and outstanding,
      2,894,376 shares at June 30, 2003 and                           23,853              23,853
      December 31, 2002
   Accumulated deficit                                                (2,977)             (3,359)
   Accumulated other comprehensive income                                 91                 170
                                                                   ---------           ---------

              Total stockholders' equity                              20,967              20,664
                                                                   ---------           ---------

              Total liabilities and stockholders' equity           $ 162,449           $ 149,788
                                                                   =========           =========

      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                        Three Months Ended     Six Months Ended
                                                              June 30               June 30

                                                          2003       2002       2003       2002
                                                          ----       ----       ----       ----
INTEREST INCOME
   Loans, including fees                               $ 1,946    $ 1,402    $ 3,639    $ 2,748
   Federal funds sold                                        4         18         24         44
   Investment securities                                    91        185        210        382
   Interest bearing deposits with other banks                2          4          9         10
                                                       -------    -------    -------    -------
         Total interest income                           2,043      1,609      3,882      3,184

INTEREST EXPENSE
   Deposits                                                624        620      1,273      1,303
   Federal funds purchased                                  11          1         11          1
   Federal Home Loan Bank advances                          21         29         47         58
                                                       -------    -------    -------    -------
        Total interest expense                             656        650      1,331      1,362

Net interest income                                      1,387        959      2,551      1,822

Provision for loan losses                                  136        105        212        220
                                                       -------    -------    -------    -------

Net interest income after provision for loan losses      1,251        854      2,339      1,602
                                                       -------    -------    -------    -------

NON-INTEREST INCOME
   Service fees on deposit accounts                         50         28         87         47
   Gains on sales of mortgage loans, net                 1,198        880      2,086      1,510
   Gain on sale of investment securities                    --         --          6         10
   Other income                                             33         20         49         38
                                                       -------    -------    -------    -------
      Total non-interest income                          1,281        928      2,228      1,605
                                                       -------    -------    -------    -------

NON-INTEREST EXPENSE
   Salaries and employee benefits                        1,175        885      2,188      1,689
   Occupancy expense                                       273        267        560        491
   Advertising and business promotion                      134         76        232        128
   Stationery and supplies                                  83         45        145         80
   Data Processing                                          69         55        140        106
   Other operating expense                                 481        288        836        515
                                                       -------    -------    -------    -------
      Total Non-Interest Expense                         2,215      1,616      4,101      3,009
                                                       -------    -------    -------    -------

Income  before provision for  taxes                        317        166        466        198

Provision for Income Taxes                                  45         36         84         51
                                                       -------    -------    -------    -------

     Net income                                        $   272    $   130    $   382    $   147
                                                       =======    =======    =======    =======

Per share data
    Net income basic and diluted                       $  0.09    $  0.07    $  0.13    $  0.08
                                                       =======    =======    =======    =======

      See accompanying notes to unaudited consolidated financial statements

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (In thousands except share data)
                                   (Unaudited)

                                                                      Accumulated
                                                                         Other                         Total
                                            Common     Accumulated    Comprehensive  Comprehensive  Stockholders'
                                            Stock        Deficit      Income (loss)  Income (loss)     Equity
                                           --------    -----------    -------------  -------------  -------------
Balance December 31, 2002                  $ 23,853      $ (3,359)      $    170                      $ 20,664

Net income for the period                        --           382             --       $    382            382
Other comprehensive loss, net of
     reclassification adjustment                 --            --            (79)           (79)           (79)
                                           --------      --------       --------       --------       --------
             Total comprehensive income                                                $    303
                                                                                       ========

Balance June 30, 2003                      $ 23,853      $ (2,977)      $     91                      $ 20,967
                                           ========      ========       ========                      ========

      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             2003          2002
                                                                             ----          ----
OPERATING ACTIVITIES:
  Net income                                                            $     382     $     147
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
  Depreciation and amortization                                               257           204
  Provision for loan losses                                                   212           220
  Gain on sales of investment securities                                       (6)          (10)
  Mortgage loans originated for sale                                     (241,798)     (126,461)
  Proceeds from mortgage loan sales                                       236,759       137,938
  Gain on sale of mortgage loans                                           (2,086)       (1,510)
  Decrease (increase) in accrued interest receivable                           27            (2)
  Decrease (increase) in other assets                                        (254)            2
  Increase (decrease) in accrued interest payable                               6           (22)
  Increase (decrease) in other liabilities                                    489          (420)
                                                                        ---------     ---------

  Net cash (used in) provided by operating activities                      (6,012)       10,086
                                                                        ---------     ---------

INVESTING ACTIVITIES:
  Purchases of investment securities available-for -sale                   (3,567)       (5,233)
  Maturity and payments of investment securities available-for-sale         9,431         5,866
  Proceeds from sale of investment securities available-for-sale            1,000         1,009
  Net increase in loans receivable                                         (3,994)      (13,283)
  Proceeds from sale of equipment                                               3            --
  Purchases of premises and equipment                                        (103)         (195)
  Purchase of bank owned life insurance                                    (5,000)           --
  Increase in bank owned life insurance                                        (3)           --
                                                                        ---------     ---------

              Net cash used in investing activities                        (2,233)      (11,836)
                                                                        ---------     ---------

FINANCING ACTIVITIES:
 Net increase in demand deposit and savings accounts                       15,365         2,043
 Net decrease in certificates of deposit                                   (2,002)       (1,415)
 Repayment of Federal Home Loan Bank advances                              (1,500)           --
                                                                        ---------     ---------

              Net cash provided by financing activities                    11,863           628
                                                                        ---------     ---------

              Net increase (decrease) in cash and cash equivalents          3,618        (1,122)
  Cash and cash equivalents at beginning of period                          9,451        11,029
                                                                        ---------     ---------
  Cash and cash equivalents at end of period                            $  13,069     $   9,907
                                                                        =========     =========

  Supplemental information:
     Cash paid during the year for:
        Interest                                                        $   1,326     $   1,384
        Income taxes                                                    $      79     $      57

      See accompanying notes to unaudited consolidated financial statements

                      SOMERSET HILLS BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Summary of significant accounting Policies

a)    Basis of Presentation

      Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (formerly known as The Bank Of The Somerset Hills), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2003, the Bank operates three banking offices: its main office, located in Somerset County, New Jersey and two branch offices in Morris County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The bank also operates a private banking and wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York and Florida.

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

      The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

                                           Six Months Ended, June 30, 2003      Six Months Ended, June 30, 2002
                                          ---------------------------------    --------------------------------
                                                                      Per                                 Per
                                            Income       Shares      Share       Income       Shares     Share
                                          (Numerator) (Denominator)  Amount    (Numerator) (Denominator) Amount
                                          ---------------------------------------------------------------------
Basic earnings per share:
 Net income applicable to common
    stockholders                             $  382       2,894      $ 0.13      $  147       1,735      $ 0.08
                                                                     ======                              ======
Effect of dilutive securities:
  Options                                        --           2                      --          16
                                             ------       -----                  ------       -----
Diluted EPS:
 Net income applicable to common stock-
    holders and assumed conversions          $  382       2,896      $ 0.13      $  147       1,751      $ 0.08
                                             ======       =====      ======      ======       =====      ======

                                          Three Months Ended, June 30, 2003    Three Months Ended, June 30, 2002
                                          ---------------------------------    --------------------------------
                                                                      Per                                 Per
                                            Income       Shares      Share       Income       Shares     Share
                                          (Numerator) (Denominator)  Amount    (Numerator) (Denominator) Amount
                                          ---------------------------------------------------------------------
Basic earnings per share:
 Net income applicable to common
    stockholders                             $  272       2,894      $ 0.09      $  130       1,735      $ 0.07
                                                                     ======                              ======
Effect of dilutive securities:
  Options
                                                 --           9                      --          26
                                             ------       -----                  ------       -----
Diluted EPS:
 Net income applicable to common stock-
    holders and assumed conversions          $  272       2,903      $ 0.09      $  130       1,761      $ 0.07
                                             ======       =====      ======      ======       =====      ======

Share data has been adjusted to reflect the 5% stock distributions paid on May 15, 2002 and June 30, 2003.

c)    Comprehensive Income

      The components of other comprehensive income for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                        Three Months Ended      Six Months Ended
                                              June 30                June 30

                                          2003       2002       2003        2002
                                          ----       ----       ----        ----

Net income                               $ 272      $ 130      $ 382       $ 147
Change in unrealized holding gains
(losses) on available for sale
securities                                   9        225        (73)        154
Less: reclassification adjustments
for gains included in net income             0          0          6          10
                                         -----      -----      -----       -----
Net unrealized gains (losses)                9        225        (79)        144
                                         -----      -----      -----       -----
Other comprehensive income               $ 281      $ 355      $ 303       $ 291
                                         =====      =====      =====       =====

d)    Stock-Based Compensation

      At June 30, 2003, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                           Three Months Ended   Six Months Ended
                                                 June 30            June 30

                                             2003      2002      2003      2002
                                             ----      ----      ----      ----

Net income, as reported                     $ 272     $ 130     $ 382     $ 147
Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effect                            (21)      (34)      (42)      (66)

Pro forma net income                        $ 251     $  96     $ 340     $  81

Net income per share:
   Basic-as reported                        $0.09     $0.07     $0.13     $0.08
   Basic-pro forma                          $0.09     $0.06     $0.12     $0.05

   Diluted-as reported                      $0.09     $0.07     $0.13     $0.08
   Diluted-pro forma                        $0.09     $0.05     $0.12     $0.05

      The per share weighted-average fair values of stock options granted during 2003 and 2002 were $2.52 and $3.03, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 3.42% and 4.39% and expected lives of 7 years.

e)    Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Company's consolidated financial statements.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2003 (in thousands)

                                              Sullivan
                              The Bank and    Financial    Eliminating   Consolidated
                              The Bancorp   Services, Inc.   entries

Interest income                $  1,900       $    523      $   (380)      $  2,043
Interest expense                    656            380          (380)           656
Provision for loan losses           136             --            --            136
Non-interest income                 104          1,198           (21)         1,281
Non-interest expense              1,353            928           (21)         2,260
Net income (loss)                  (141)           413            --            272

Total assets                   $126,868       $ 43,705      $ (8,124)      $162,449

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2002 (in thousands)

                                              Sullivan
                              The Bank and    Financial    Eliminating   Consolidated
                              The Bancorp   Services, Inc.   Entries

Interest income                $  1,556       $    150      $    (97)      $  1,609
Interest expense                    650             97           (97)           650
Provision for loan losses           105             --            --            105
Non-interest income                  69            880           (21)           928
Non-interest expense              1,032            641           (21)         1,652
Net income (loss)                  (162)           292            --            130

Total assets                   $111,261       $  9,512      $ (1,551)      $119,222

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2003 (in thousands)

                                              Sullivan
                              The Bank and    Financial    Eliminating   Consolidated
                              The Bancorp   Services, Inc.   Entries

Interest income                $  3,619       $    847      $   (584)      $  3,882
Interest expense                  1,331            584          (584)         1,331
Provision for loan losses           212             --            --            212
Non-interest income                 183          2,087           (42)         2,228
Non-interest expense              2,623          1,604           (42)         4,185
Net income (loss)                  (364)           746            --            382

Total assets                   $126,868       $ 43,705      $ (8,124)      $162,449

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2002 (in thousands)

                                              Sullivan
                              The Bank and    Financial    Eliminating    Consolidated
                              The Bancorp   Services, Inc.   Entries

Interest income                $  3,073       $    308      $   (197)      $  3,184
Interest expense                  1,362            197          (197)         1,362
Provision for loan losses           220             --            --            220
Non-interest income                 128          1,523           (46)         1,605
Non-interest expense              1,983          1,123           (46)         3,060
Net income (loss)                  (364)           511            --            147

Total assets                   $111,261       $  9,512      $ (1,551)      $119,222

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           Three and Six Months ended June 30, 2003 and June 30, 2002

                          CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2002 included in it's Annual Report Form 10-KSB filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgements which often require assumptions or estimates about highly uncertain matters. Changes in these judgements, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company's market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. Additional information is contained on pages 13 and 16 of this Form 10-QSB for the provision and allowance for loan losses.

                                    OVERVIEW

      For the three months ended June 30, 2003, the company realized a $142 thousand increase in net income. For the three months ended June 30, 2003, net income was $272 thousand or $0.09 for basic and diluted earnings per share compared to $130 thousand or $0.07 per share for the same period in 2002.

      For the six months ended June 30, 2003 net income was $382 thousand, a $235 thousand increase from $147 thousand reported for the same period in 2002. Basic and diluted earnings per share were $0.13 compared to $0.08 per share for the same period in 2002.

      The results reflect a substantial increase in interest income and, for the six month period, a slight decrease in interest expense due to declining market interest rates. We also recognized an increase in non-interest income, specifically gain on sale income from our mortgage operation. These increases were partially off-set by an increase in non-interest expense.

At June 30, 2003, total assets were $162.4 million, an increase of $12.6 million from total assets of $149.8 million at year end 2002. The increase reflects a restructuring of our balance sheet towards loans, as increases included an increase of $3.8 million in loans, $7.1 million in loans held for sale and $3.6 million in cash and cash equivalents. These increases were partially off-set by a decrease of $6.9 million in securities available for sale.

                              RESULTS OF OPERATIONS

      Interest Income. Total interest income increased $434 thousand, or 27.0%, to $2.0 million for the quarter ended June 30, 2003 from $1.6 million for the same period in 2002. This increase was primarily attributable to an increase of $45.3 million in average second quarter interest earning assets from $105.0 million in 2002 to $150.3 million in 2003. Offsetting the increase in average earning assets was a 69 basis point decrease in average rate earned from 6.14% during the second quarter of 2002 to 5.45% in the second quarter of 2003. The decline in rates had the greatest effect on investment securities and mortgage loans held for sale. The average rate earned on investment securities decreased by 230 basis points to 2.67% in the second quarter of 2003 from 4.97% during the second quarter of 2002. The rate earned on mortgage loans held for sale decreased 152 basis points to 5.80% in the second quarter of 2003 from 7.32% during the second quarter of 2002. The average rate earned on the loan portfolio decreased 73 basis points to 5.82% for the second quarter of 2003 from 6.55% in the second quarter of 2002. The declines in rate were offset by increase in volume as the average loan balance increased 28.0% from $76.7 million to $98.2 million from second quarter 2002 to the second quarter 2003. The average balance of mortgage loans held for sale increased by $28.0 million, or 341.5%, to $36.2 million in the second quarter of 2003 from $8.2 million during the second quarter of 2002. This was the result of an increase in mortgage loan originations and a longer period of time between closing and settlement in the secondary market. The average balance of investment securities decreased $1.2 million, or 8.1%, to $13.7 million during the second quarter of 2003 and the average balance of due from banks decreased $154 thousand, or 14.0% to $946 thousand during the second quarter of 2003 compared to $1.1 million during the second quarter of 2002. The average rate earned on due from banks decreased 48 basis points to 1.04% for the second quarter of 2003 from 1.52% in the second quarter of 2002. The average rate earned on federal funds sold declined by 64 basis points and the average balance decreased by $2.8 million or 68.3% to $1.3 million in the second quarter of 2003 from $4.1 million in the second quarter of 2002. The declines in rates earned on interest earning assets reflects the current market trend of continuing low and declining interest rates.

      For the six months ended June 30, 2003 interest income increased $698 thousand, or 21.9%, to $3.9 million from $3.2 million for the same period in 2002. This increase was primarily attributable to an increase of $41.9 million in average interest earning assets from $104.5 million in 2002 to $146.4 million in 2003. Offsetting the increase in average earning assets was an 80 basis point decrease in average rate earned from 6.15% during the first six months of 2002 to 5.35% in the first six months of 2003. The average balance in the loan portfolio increased $22.2 million from $74.2 million to $96.4 million, loans held for sale increased $19.9 million from $8.4 million to $28.3 million and due from banks increased $600 thousand from $1.2 million to $1.8 million during the first six months of 2003 over the same period in 2002. These increases were offset by a decrease in the average balance of federal funds sold of $864 thousand during the first six months of 2003 compared to the 2002 period.

     Interest Expense. The Company's interest expense for the second quarter of 2003 increased $6 thousand, or 0.9% to $656 thousand from $650 thousand in the second quarter of 2002. The average balance of interest bearing liabilities increased by $30.3 million, or 33.7% to $120.2 million during the second quarter of 2003 from $89.9 million in the same period of 2002. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined 71 basis points to 2.19% for the second quarter of 2003 from 2.90% in the second quarter of 2002. Interest expense on federal funds purchased, the largest component of the increase, increased $10 thousand, to $11 thousand as the average balance in federal funds purchased increased $2.5 million to $2.7 million in the second quarter of 2003 compared to the same period in 2002. The interest expense on time deposits increased $8 thousand, or 2.1%, to $384 thousand as the average balance in time deposits increased $7.9 million to $41.9 million in the second quarter of 2003 compared to the same period in 2002. As a result of our continued marketing promotion for low cost deposits, which began in April of 2001, NOW deposit average balances have grown $15.6 million, or 34.1%, from $45.8 million during the second quarter 2002 to $61.4 million in the second quarter of 2003. The interest expense on NOW deposits stayed steady at $213 thousand for the second quarter of 2003, while the average interest rate paid decreased 48 basis points from 1.87% to 1.39% during the same periods. Average savings deposits reflect an increase of $848 thousand, or 28.3%, in average balances while the average rate paid declined 94 basis points from 1.56% in the second quarter of 2002 to 0.62% in the second quarter of 2003. Average borrowed funds decreased to $2.2 million in the second quarter of 2003 from $2.5 million in the second quarter of 2002. The interest expense on Money Market deposits increased $2 thousand from the second quarter of 2003 while the average interest rate paid decreased 66 basis points to 1.03% during the second quarter of 2003 from 1.69% in the second quarter of 2002. The average balance increased $3.8 million to $8.2 million from $4.4 million during the same period.

      For the six months ended June 30, 2003 interest expense decreased $31 thousand, or 2.3% to $1.3 million from $1.4 million for the same period last year. The decline occurred despite an increase in the average balance of interest bearing liabilities of $27.5 million, or 30.7% to $117.1 million during the first six months of 2002. Interest expense on time deposits, the largest component of the decrease, declined $29 thousand, or 3.5% to $801 thousand as the average balance in time deposits increased $7.5 million to $42.3 million in the first six months of 2003 compared to the same period in 2002. NOW deposit average balances increased $17.0 million, or 39.2% from $43.4 million during the first six months of 2002 to $60.4 million in the first six months of 2003. The interest expense on NOW deposits increased $21 thousand from the first six months of 2002, while the average interest rate paid decreased 45 basis points from 1.86% to 1.41% during the same periods. Average savings deposits reflect an increase of $689 thousand, or 21.9%, in average balances while the average rate paid declined 83 basis points from 1.56% in the first six months of 2002 to 0.73% in the first six months of 2003. Average borrowed funds decreased to $2.2 million in the first six months of 2003 from $2.5 million in the first six months of 2002. The interest expense on Money Market deposits decreased $11 thousand from the first six months of 2003 while the average interest rate paid decreased 65 basis points to 1.05% during the first six months of 2003 from 1.70% in the first six months of 2002. The average balance increased $1.4 million to $7.1 million from $5.7 million during the same period.

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets
                            Six Months Ended June 30,

                                                                  2003                                   2002
                                                                  ----                                   ----
                                                                Interest   Average Rates               Interest   Average Rates
                                                    Average     Income/       Earned/     Average      Income/       Earned/
                                                    Balance     Expense        Paid       Balance      Expense        Paid
                                                    -------     -------        ----       -------      -------        ----
                                                                            (Dollars in Thousands)

Assets

      Cash and due from banks                      $  1,759     $      9        1.03%     $  1,179     $     10        1.71%
      Loans                                          96,424        2,792        5.84%       74,242        2,440        6.63%
      Loans held for sale                            28,342          847        6.02%        8,369          308        7.41%
      Investment securities available for sale       15,558          210        2.72%       15,497          382        4.97%
      Fed funds sold                                  4,328           24        1.12%        5,192           44        1.71%
                                                   ---------------------------------      ---------------------------------
   Total interest earning assets                   $146,411     $  3,882        5.35%     $104,479     $  3,184        6.15%

   Non-interest earning assets                        9,505                                 10,204
   Allowance for loan losses                         (1,329)                                (1,009)
                                                   --------                               --------
Total Assets                                       $154,587                               $113,674
                                                   ========                               ========

Liabilities and Equity

      Interest bearing demand deposits             $ 60,362     $    422        1.41%     $ 43,376     $    401        1.86%
      Savings                                         3,832           14        0.73%        3,143           24        1.56%
      Money Market                                    7,078           37        1.05%        5,706           48        1.70%
      Certificates of deposits                       42,262          800        3.82%       34,797          830        4.81%
      Federal funds purchased                         1,365           11        1.60%           88            1        2.10%
      FHLB advances/ other borrowings                 2,242           47        4.27%        2,502           58        4.69%
                                                   ---------------------------------      ---------------------------------
           Total interest bearing liabilities       117,141     $  1,331        2.29%       89,612     $  1,362        3.06%

   Non-Interest Bearing Liabilities:
      Non-interest bearing deposits                  15,658                                 11,107
      Other liabilities                                 901                                    590
                                                   --------                               --------
   Total Liabilities                                133.700                                101,309
   Stockholders' Equity                              20,887                                 12,365
                                                   --------                               --------
Total Liabilities and Stockholders' Equity         $154,587                               $113,674
                                                   ========                               ========
Net Interest Income                                             $  2,551                               $  1,822
                                                                ========                               ========
Net Interest Spread                                                             3.06%                                  3.08%
Net Interest Margin                                                             3.51%                                  3.52%

(1)   Includes FHLB stock and interest-bearing deposits

                               Comparative Average
                                 Balance Sheets
                           Three Months Ended June 30,

                                                                  2003                                   2002
                                                                  ----                                   ----
                                                                Interest   Average Rates               Interest   Average Rates
                                                    Average     Income/       Earned/      Average     Income/       Earned/
                                                    Balance     Expense        Paid        Balance     Expense        Paid
                                                    -------     -------        ----        -------     -------        ----
                                                                            (Dollars in Thousands)

Assets

      Cash and due from banks                      $    946     $      2        1.04%     $  1,082     $      4        1.52%
      Loans                                          98,179        1,423        5.82%       76,667        1,252        6.55%
      Loans held for sale                            36,160          523        5.80%        8,214          150        7.32%
      Investment securities available for sale       13,677           91        2.67%       14,930          185        4.97%
      Fed funds sold                                  1,326            4        1.08%        4,143           18        1.72%
                                                   ---------------------------------      ---------------------------------
   Total interest earning assets                    150,288     $  2,043        5.45%      105,036     $  1,609        6.14%

   Non-interest earning assets                        9,934                                 10,580
   Allowance for loan losses                         (1,373)                                (1,055)
                                                   --------                               --------
Total Assets                                       $158,849                               $114,561
                                                   ========                               ========

Liabilities and  Equity

      Interest bearing demand deposits             $ 61,428     $    213        1.39%     $ 45,815     $    213        1.87%
      Savings                                         3,843            6        0.62%        2,995           12        1.56%
      Money Market                                    8,166           21        1.03%        4,385           19        1.69%
      Certificates of deposits                       41,853          384        3.68%       34,014          376        4.44%
      Federal funds purchased                         2,715           11        1.60%          176            1        2.10%
      FHLB advances/ other borrowings                 2,206           21        3.81%        2,501           29        4.69%
                                                   ---------------------------------      ---------------------------------
           Total interest bearing liabilities       120,211     $    656        2.19%       89,886     $    650        2.90%

   Non-Interest Bearing Liabilities:
      Non-interest bearing deposits                  16,739                                 11,727
      Other liabilities                                 968                                    513
                                                   --------                               --------
   Total Liabilities                                137,918                                102,126
   Stockholders' Equity                              20,931                                 12,435
                                                   --------                               --------
Total Liabilities and Stockholders' Equity         $158,849                               $114,561
                                                   ========                               ========
Net Interest Income                                             $  1,387                               $    959
                                                                ========                               ========
Net Interest Spread                                                             3.26%                                  3.24%
Net  Interest Margin                                                            3.70%                                  3.66%

(1)   Includes FHLB stock and interest-bearing deposits

      Net-Interest Income. The net interest income for the second quarter of 2003 increased $428 thousand over the same period last year. This increase was the result of the Company's ability to add interest earning assets at a faster pace than interest bearing liabilities in a declining market rate environment and the Company's ability to shift it's average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased by 2 basis points to 3.26% and the net yield on interest-bearing assets decreased 69 basis points to 5.45%. The yield on interest bearing liabilities decreased by 71 basis points to 2.19% in the second quarter of 2003 compared to the same period last year.

      Net interest income for the six months ended June 30, 2003 increased $729 thousand, or 40%, over the same period last year. The net interest spread decreased 3 basis points and the net yield on interest earning assets decreased by 80 basis points between the first six-month periods of 2002 and 2003. The yield on interest bearing liabilities decreased by 77 basis points to 2.29% in the first six months of 2003 compared to the same period last year. This comparison displays the effect of declining market rates of interest repricing deposit liabilities faster than earning assets during the first six month period of 2003 compared to the first six months of 2002.

Provision for Loan Losses. For the three months ended June 30, 2003 the provision for loan losses was $136 thousand compared to $105 thousand for the second quarter ended June 30, 2002. The provision for possible loan losses was $212 thousand for the six months ended June 30, 2003 as compared to $220 thousand for the six months ended June 30, 2002. The change in the provision for loan losses reflects management's judgement concerning the risks inherent in the Company's existing portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

      Non-Interest Income. Non-interest income increased by 38.0% or $353 thousand in the second quarter of 2003 to $1.3 million from $928 thousand in the second quarter of 2002. The increase in non-interest income in the second quarter of 2003 compared to the same period last year is primarily attributable to an increase in gains on the sale of mortgage loans. Gains on sale of mortgage loans increased $318 thousand, or 36.1% to $1.2 million in the second quarter of 2003 compared to $880 thousand in the second quarter of 2002. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale increased $78.5 million to $145.8 million in the second quarter of 2003 from $67.3 million in the second quarter of 2002. Other components of non-interest income include fees on deposit accounts which increased $22 thousand or 78.6% to $50 thousand in the second quarter of 2003 from $28 thousand in the second quarter of 2002. Other income increased by $13 thousand, or 65% to $33 thousand in the second quarter of 2003 from $20 thousand in the second quarter of 2002.

      For the six months ended June 30, 2003, non-interest income increased $623 thousand, or 38.8% to $2.2 million from $1.6 million for the same period in 2002. The increase in non-interest income for the first six months of 2003 compared to the same period last year is primarily attributable to an increase in gains on the sale of mortgage loans. Gains on sale of mortgage loans increased $576 thousand, or 38.1% to $2.1 million in the first six months of 2003 compared to $1.5 million in the first six months of 2002. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Other components of non-interest income include fees on deposit accounts which increased $40 thousand or 85.1% to $87 thousand in the first six months of 2003 from $47 thousand in the same period of 2002. These increases were partially offset by a decrease of $4 thousand in gains on sales of investment securities which was $6 thousand in the first six months of 2003 compared to $10 thousand in the first six months of 2002.

     Non-Interest Expense. For the quarter ended June 30, 2003, non-interest expense increased $599 thousand from the same period last year. The additional non-interest expense in the second quarter of 2003 was attributable to an increase of $290 thousand in salaries and benefits, $193 thousand in other operating expense, $58 thousand in advertising and business promotions, $38 thousand in stationery and supplies, $14 thousand in data processing and $6 thousand in occupancy expense for the comparable period. The increases reflect expenses associated with our Morristown office, which opened in October of 2002, as well as additional expenses due to an increase in volume at our mortgage company subsidiary.

     For the six months ended June 30, 2003, non-interest expense increased $1.1 million from the same period last year. The additional non-interest expense in the first six months of 2003 was attributable to an increase of $499 thousand in salaries and benefits, $321 thousand in other operating expense, $104 thousand in advertising and business promotions, $69 thousand in occupancy expense, $65 thousand in stationery and supplies and $34 thousand in data processing for the comparable period. The increases reflect expenses associated with our Morristown office, which opened in October of 2002, as well as additional expenses due to an increase in volume at our mortgage company subsidiary.

      Income Taxes. Income tax expense increased $9 thousand to $45 thousand for the three months ended June 30, 2003 as compared to $36 thousand for the same period in 2002. The increase resulted from more income for the quarter in 2003 compared to the same period in 2002.

     For the six months ended June 30, 2003 income tax expense increased $33 thousand to $84 thousand as compared to $51 thousand for the same period in 2002. The increase resulted from more income for the six months in 2003 compared to the same period in 2002.

                               FINANCIAL CONDITION

                 June 30, 2003 as compared to December 31, 2002

      Total assets increased $12.6 million at June 30, 2003, to $162.4 million from total assets of $149.8 million at December 31, 2002. Increases in total assets include increases of $3.8 million in net loans, $7.1 million in loans held for sale, $3.5 million in cash and cash equivalents and $5.0 million in bank owned life insurance. These increases were partially offset by a $6.9 million reduction in investment securities. Total deposits increased $13.4 million from $125.4 million at year-end 2002 to $138.8 million on June 30, 2003. Federal Home Loan Bank advances decreased by $1.5 million to $1.0 million for the first six months of 2003 from $2.5 million at December 31, 2002.

      Total loans at June 30, 2003 increased $3.8 million to $98.4 million from $94.6 million at year-end 2002. The increase in and composition of the loan portfolio, by category, as of June 30, 2003 from December 31, 2002 is as follows: Commercial loans increased by $4.0 million or 9.0% to $48.5 million and home equity loans increased by $5.2 million, or 32.1% to $21.4 million. Residential mortgage loans decreased by $681 thousand, or 24.1%, to $2.2 million, installment loans decreased by $2.6 million, or 36.6%, to $4.5 million and commercial real estate loans decreased $2.1 million, or 8.8% to $21.9 million. The increase in the loan portfolio primarily reflects our efforts to continue to penetrate our original Bernardsville, New Jersey market and the continued success of our Mendham branch, which opened in 2000, and our Morristown branch, which opened in 2002, as well as the success of our continued business development program, which includes the calling of third-party referral sources, such as law firms and accounting firms in our market area, as well as the banking contacts of our executive management.

      The following schedule presents the components of loans, net of unearned income, for each period presented:

                                            June 30, 2003      December 31, 2002
                                          Amount    Percent    Amount    Percent
                                                 (Dollars In Thousands)
Commercial and Industrial                $48,469      49.2%   $44,460      47.0%
Real Estate-Non Residential Properties    21,882      22.3%    23,991      25.4%
Residential Properties  (1-4 Family)       2,191       2.2%     2,872       3.0%
Consumer and installment                   4,531       4.6%     7,080       7.5%
Home equity                               21,362      21.7%    16,226      17.1%
                                         -----------------    -----------------
Gross loans                               98,435       100%    94,629     100.0%
                                                   =======              =======

Less: Net deferred fees                       86                  104
                                         -------              -------
Total loans                               98,349               94,525
Less: Allowance for loan losses            1,298                1,256
                                         -------              -------
Net Loans                                $97,051              $93,269
                                         =======              =======

      Federal funds sold increased by $1.2 million to $5.6 million at June 30, 2003 from $4.4 million on December 31, 2002. During 2003 deposits increased faster than loans. This increase was also the result of a large number of repayments of mortgage backed securities for the first six months of 2003.

      Securities, available for sale, at market value, decreased $6.9 million, or 36.7 %, from $18.8 million at year-end 2002 to $11.9 million on June 30, 2003. The Company purchased $3.6 million in new securities in the first six months of 2003 and $9.4 million in available for sale securities matured, were called or were prepaid. Proceeds from the sale of securities totaled $1.0 million. There was $91 thousand in recorded unrealized gains in the available for sale portfolio and $201 thousand in net amortization expenses during the first six months of 2003. There were no held to maturity securities at June 30, 2003 or at year-end 2002.

      Total year to date average deposits increased $24.5 million, or 23.4%, to $129.2 million during the first six months of 2003 from the twelve-month average of $104.7 million for the year ended December 31, 2002. NOW deposits increased by $12.9 million, savings deposits increased by $595 thousand, and demand deposits increased by $4.0 million. Money market deposits increased $1.8 million and time deposits increased $5.3 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion begun in the second quarter of 2001. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2003 reflects the reduction of interest expense on time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

      Federal Home Loan Bank advances decreased by $1.5 million to $1.0 million at June 30, 2003 from $2.5 million on December 31, 2002. The decrease reflects a restructuring of our balance sheet by using excess cash and cash equivalents to lower our borrowings.

      On June 27, 2003 the company purchased $5.0 million of bank owned life insurance. This purchase was made by using the excess funds in cash and cash equivalents and did not have a material effect on earnings for the quarter ended June 30, 2003 or the six months ended June 30, 2003.

ASSET QUALITY

      At June 30, 2003, non-accrual loans decreased $133 thousand to $4 thousand as compared to $137 thousand at December 31, 2002. Management continues to monitor the Company's asset quality and believes that the non-accrual loans of the Bank are adequately collateralized and does not anticipate any material losses.

The following table provides information regarding risk elements in the loan portfolio:

                                             June 30, 2003    December 31, 2002
                                                 (dollars in thousands)

Non-accrual loans                              $     4             $ 137
Non-accrual loans to total loans                  .004%             0.14%
Non-performing assets to total assets             .002%             0.09%
Allowance for loan losses
  as a % of non-performing loans                32,450%              917%
Allowance for possible loan losses to
total loans                                       1.32%             1.33%

Non-Performing Assets

      Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $4 thousand in non-performing loans at June 30, 2003 and $137 thousand at December 31, 2002.

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

      At June 30, 2003, the allowance for loan losses stayed constant at $1.3 million compared to year-end 2002. There were $192 thousand in charge offs and $22 thousand in recoveries reported in the first six months of 2003. The allowance for loan losses as a percentage of total loans was 1.32% at June 30, 2003 compared to 1.33% on December 31, 2002.


LIQUIDITY MANAGEMENT

      At June 30, 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

      At June 30, 2003, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $24.9 million, which represents 15.3% of total assets and 17.8% of total deposits and borrowings.

     It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $30.0 million (subject to available qualified collateral, with current borrowings of $1.0 million outstanding from the FHLB at June 30, 2003). At June 30, 2003 outstanding commitments to extend credit were $50.7 million and available line of credit balances totaled $7.0 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

      Total stockholders' equity increased to $21.0 million at June 30, 2003 from $20.7 million at year-end 2002. Activity in stockholder's equity consisted of a decrease in accumulated deficit of $382 thousand which represents the net income earned during the first six months of 2003 and a decrease in accumulated comprehensive income resulting from a net change in unrealized gain on securities, available for sale of $79 thousand.

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

      At June 30, 2003 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at June 30, 2003, for the Company and the Bank, as well as the minimum regulatory requirements.

                               Amount     Ratio      Amount    Minimum Ratio
                               ------     -----      ------    -------------

     The Bank:
        Leverage Capital      $15,698      9.96%    $ 6,306          4%
        Tier 1 - Risk Based    15,698     11.23%      5,591          4%
        Total Risk - Based     16,996     12.16%     11,181          8%

     The Company:
        Leverage Capital      $19,685     12.49%    $ 6,306          4%
        Tier 1 - Risk Based    19,685     14.00%      5,591          4%
        Total Risk-Based       20,983     15.01%     11,181          8%

ITEM 3 - CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures

            The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period reported on in this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      On May 20, 2003, the Registrant held its annual meeting of shareholders. Shareholders were asked to(I) elect members of the Company's Board of Directors whose terms expired and(ii) vote on an amendment to the Company's certificate of incorporation to increase the Company's authorized stock. The results were as follows:

1)    Election of Directors

      Nominees:                      For               Withold Authority
      ---------                      ---               -----------------

      Stanley C. Gale                2,267,703         13,950
      Desmond V. Lloyd               2,272,953         8,700
      Dennis C. Longwell             2,272,533         9,120
      Paul F. Lozier                 2,272,953         8,700
      Stewart E. McClure, Jr.        2,272,953         8,700
      Thompson H. McDaniel           2,272,953         8,700
      Peter F. Muratore              2,270,328         11,325

2) Amendment to the Company's certificate of incorporation to increase the authorized capital stock:

      For                Against         Abstain         Broker-Non-Votes
      ---                -------         -------         ----------------
      2,134,988          138,905         7,760           0

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(i)   Exhibits

      Exhibit 31.1 Certification of Stewart E. McClure, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Gerard Riker Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii)  Reports on Form 8-K

Item Number                                             Filing Date
-----------

9-Regulation FD disclosure (Item12, results of          May 20, 2003
operations and financial condition)
Press release dated May 20, 2003

9-Regulation FD disclosure                              May 20, 2003

On May 20, 2003, the registrant made a presentation at the registrants annual meeting of shareholders

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 8/5/03

SOMERSET HILLS BANCORP

By:/s/ Gerard Riker
GERARD RIKER
Executive Vice President and
Chief Financial Officer