Form 10QSB
period 2003-09-30
SOMERSET HILLS BANCORP
filed 2003-11-14
CIK 1189396

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

               For the quarterly period ended September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934. Yes |_| No |X|

As of November 12, 2003 there were 2,894,376 shares of common stock, no par value, outstanding.

                             SOMERSET HILLS BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                           Page(s)

Item I. Financial Statements
        Consolidated Balance Sheets
        As of September 30, 2003 (unaudited) and December 31, 2002             3

        Consolidated Statements of Income for the Three and
        Nine months ended September 30, 2003 and 2002 (Unaudited)              4

        Consolidated Statements of Changes in Stockholders' Equity
        For the nine months ended September 30, 2003 (Unaudited)               5

        Consolidated Statements of Cash Flows for the Nine months
        Ended September 30, 2003 and 2002 (Unaudited)                          6

        Notes to Consolidated Financial Statements (Unaudited)                 7

Item 2. Management's Discussion and Analysis of                               10
        Financial Condition and Results of Operations

Item 3. Controls and Procedures                                               16

Part II - Other Information

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities                                                 17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits                                                              17

Signatures                                                                    18

Exhibit 31.1                                                                  19

Exhibit 31.2                                                                  20

Exhibit 32                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SOMERSET HILLS BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

ASSETS                                                                  September 30, 2003      December 31, 2002
------                                                                  ------------------      -----------------
                                                                            (Unaudited)
Cash and due from banks                                                       $   3,684              $   4,944
Interest bearing deposits at other banks                                            529                    107
Federal funds sold                                                               17,900                  4,400
                                                                              ---------              ---------

       Total cash and cash equivalents                                           22,113                  9,451

Loans held for sale                                                              35,626                 22,271
Investment securities available- for - sale                                       8,781                 18,810

Loans receivable                                                                108,145                 94,629
                  Less allowance for loan losses                                 (1,401)                (1,256)
                     Deferred fees                                                 (105)                  (104)
                                                                              ---------              ---------

        Net loans receivable                                                    106,639                 93,269

Premises and equipment, net                                                       3,877                  4,081
Goodwill, net                                                                     1,191                  1,191
Bank owned life insurance                                                         5,063                     --
Accrued interest receivable                                                         610                    545
Other assets                                                                        438                    170
                                                                              ---------              ---------

        Total assets                                                          $ 184,338              $ 149,788
                                                                              =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
      Non-interest bearing deposits-demand                                    $  20,341              $  15,386
      Interest bearing deposits-NOW,
        money market and savings                                                 86,467                 67,520
      Certificates of deposit, under $100,000                                    28,789                 30,688
      Certificates of deposit, $100,000 and over                                 24,720                 11,850
                                                                              ---------              ---------

                    Total deposits                                              160,317                125,444
                                                                              ---------              ---------

Federal Home Loan Bank advances                                                   1,000                  2,500
Accrued interest payable                                                            103                     84
Other liabilities                                                                 1,580                  1,096
                                                                              ---------              ---------

                   Total liabilities                                            163,000                129,124
                                                                              ---------              ---------

STOCKHOLDERS' EQUITY:
   Preferred stock - 1,000,000 shares authorized, none issued                        --                     --
   Common Stock-authorized 10,000,000 shares
      of no par value; issued and outstanding,
      2,894,376 shares at September 30, 2003 and                                 23,853                 23,853
      December 31, 2002
   Accumulated deficit                                                           (2,523)                (3,359)
   Accumulated other comprehensive income                                             8                    170
                                                                              ---------              ---------

              Total stockholders' equity                                         21,338                 20,664
                                                                              ---------              ---------

              Total liabilities and stockholders' equity                      $ 184,338              $ 149,788
                                                                              =========              =========

     See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                         Three Months Ended      Nine Months Ended
                                                            September 30           September 30

                                                           2003        2002        2003        2002
                                                           ----        ----        ----        ----
INTEREST INCOME
   Loans, including fees                                 $2,177      $1,482      $5,815      $4,231
   Federal funds sold                                         3          18          27          62
   Investment securities                                     55         186         265         568
   Interest bearing deposits with other banks                 2           5          11          15
                                                         ------      ------      ------      ------
         Total interest income                            2,237       1,691       6,118       4,876

INTEREST EXPENSE
   Deposits                                                 613         647       1,886       1,949
   Federal funds purchased                                   19           2          30           3
   Federal Home Loan Bank advances                           32          27          79          86
                                                         ------      ------      ------      ------
        Total interest expense                              664         676       1,995       2,038

Net interest income                                       1,573       1,015       4,123       2,838

Provision for loan losses                                   114          75         326         295
                                                         ------      ------      ------      ------

Net interest income after provision for loan losses       1,459         940       3,797       2,543
                                                         ------      ------      ------      ------

NON-INTEREST INCOME
   Service fees on deposit accounts                          49          31         136          77
   Gains on sales of mortgage loans, net                  1,094         620       3,181       2,130
   Gain on sale of investment securities                     --          --           6          10
   Other income                                             102          15         151          53
                                                         ------      ------      ------      ------
      Total non-interest income                           1,245         666       3,474       2,270
                                                         ------      ------      ------      ------

NON-INTEREST EXPENSE
   Salaries and employee benefits                         1,259         850       3,447       2,539
   Occupancy expense                                        304         268         864         758
   Advertising and business promotion                       143          83         375         211
   Stationery and supplies                                   72          41         217         121
   Data processing                                           66          60         206         165
   Other operating expense                                  358         286       1,194         802
                                                         ------      ------      ------      ------
      Total non-interest expense                          2,202       1,588       6,303       4,596
                                                         ------      ------      ------      ------

Income before provision for taxes                           502          18         968         217

Provision for Income Taxes                                   48          14         132          66
                                                         ------      ------      ------      ------

     Net income                                          $  454      $    4      $  836      $  151
                                                         ======      ======      ======      ======

Per share data
    Net income basic and diluted                         $ 0.16      $ 0.00      $ 0.29      $ 0.09
                                                         ======      ======      ======      ======

      See accompanying notes to unaudited consolidated financial statements

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (In thousands except share data)
                                   (Unaudited)

                                                                               Accumulated
                                                                                  Other                             Total
                                                  Common      Accumulated     Comprehensive    Comprehensive    Stockholders'
                                                   Stock         Deficit      Income (loss)    Income (loss)        Equity
                                                  -------     -----------     -----------------------------------------------
Balance December 31, 2002                         $23,853       $(3,359)           $ 170                          $ 20,664

Net income for the period                              --           836               --          $    836             836
Other comprehensive loss, net of
     reclassification adjustment                       --            --             (162)             (162)           (162)
                                                  -------       -------            ---------------------------------------
             Total comprehensive income                                                           $    674
                                                                                                  ========

Balance September 30, 2003                        $23,853       $(2,523)           $   8                          $ 21,338
                                                  =======       =======            =====                          ========

      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                             2003              2002
                                                                                                             ----              ----
OPERATING ACTIVITIES:
 Net income                                                                                             $     836         $     151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
 Depreciation and amortization                                                                                391               315
 Provision for loan losses                                                                                    326               295
 Gain on sales of investment securities                                                                        (6)              (10)
 Mortgage loans originated for sale                                                                      (452,831)         (202,456)
 Proceeds from mortgage loan sales                                                                        442,657           206,115
 Gain on sale of mortgage loans                                                                            (3,181)           (2,130)
 (Increase) decrease in accrued interest receivable                                                           (65)               20
 Increase in other assets                                                                                    (268)             (226)
 Increase (decrease) in accrued interest payable                                                               19               (22)
 Increase (decrease) in other liabilities                                                                     484              (177)
                                                                                                        ---------         ---------

  Net cash (used in) provided by operating activities                                                     (11,638)            1,875
                                                                                                        ---------         ---------

INVESTING ACTIVITIES:
  Purchases of investment securities available-for -sale                                                   (5,568)          (13,485)
  Maturity and payments of investment securities available-for-sale                                        14,441            10,475
  Proceeds from sale of investment securities available-for-sale                                            1,000             1,009
  Net increase in loans receivable                                                                        (13,696)          (18,072)
  Proceeds from sale of equipment                                                                               3                --
  Purchases of premises and equipment                                                                        (190)             (391)
  Purchase of bank owned life insurance                                                                    (5,000)               --
  Increase in bank owned life insurance                                                                       (63)               --
                                                                                                        ---------         ---------

              Net cash  used in investing activities                                                       (9,073)          (20,464)
                                                                                                        ---------         ---------

FINANCING ACTIVITIES:
 Increase in Federal Funds Purchased                                                                           --             6,600
 Net increase in demand deposit and savings accounts                                                       23,902             1,732
 Net decrease in certificates of deposit                                                                   10,971             2,701
 Repayment of Federal Home Loan Bank advances                                                              (1,500)               --
                                                                                                        ---------         ---------

              Net cash provided by financing activities                                                    33,373            11,033
                                                                                                        ---------         ---------

              Net increase (decrease) in cash and cash equivalents                                         12,662            (7,556)
  Cash and cash equivalents at beginning of period                                                          9,451            11,029
                                                                                                        ---------         ---------
  Cash and cash equivalents at end of period                                                            $  22,113         $   3,473
                                                                                                        =========         =========

  Supplemental information:
     Cash paid during the year for:
        Interest                                                                                        $   1,976         $   2,060
        Income taxes                                                                                    $     136         $      77

      See accompanying notes to unaudited consolidated financial statements

                      SOMERSET HILLS BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Summary of Significant Accounting Policies

a)    Basis of Presentation

      Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (formerly known as The Bank Of The Somerset Hills), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2003, the Bank operates three banking offices: its main office, located in Somerset County, New Jersey and two branch offices in Morris County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The bank also operates a private banking and wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York and Florida.

      The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

      The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

                                                Nine Months Ended, September 30, 2003   Nine Months Ended, September 30, 2002
                                                ---------------------------------------   --------------------------------------
                                                                                  Per                                      Per
                                                  Income          Shares         Share       Income         Shares        Share
                                                (Numerator)    (Denominator)     Amount   (Numerator)   (Denominator)     Amount
                                                ---------------------------------------   --------------------------------------
Basic earnings per share:
  Net income applicable to common
    Stockholders                                    $836            2,894        $ 0.29       $151          1,735         $ 0.09
                                                                                 ======                                   ======
Effect of dilutive securities:
  Options
                                                      --                8                       --             16
                                                -------------------------                 -----------------------
Diluted EPS:
  Net income applicable to common stock-
    Holders and assumed conversions                 $836            2,902        $ 0.29       $151          1,751         $ 0.09
                                                =======================================   ======================================

                                                Three Months Ended, September 30,  2003   Three Months Ended, September 30, 2002
                                                ---------------------------------------   --------------------------------------
                                                                                  Per                                      Per
                                                  Income          Shares         Share       Income         Shares        Share
                                                (Numerator)    (Denominator)     Amount   (Numerator)   (Denominator)     Amount
                                                ---------------------------------------   --------------------------------------
Basic earnings per share:
  Net income applicable to common
    Stockholders                                    $454            2,894        $ 0.16       $  4          1,735         $ 0.00
Effect of dilutive securities:
  Options
                                                      --               24                       --             13
                                                -------------------------                 -----------------------
Diluted EPS:
  Net income applicable to common stock-
    Holders and assumed conversions                 $454            2,916        $ 0.16       $  4          1,748         $ 0.00
                                                =======================================   ======================================

Share data has been adjusted to reflect the 5% stock distributions paid on May 15, 2002 and June 30, 2003.

c)    Comprehensive Income

      The components of other comprehensive income for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                                          Three Months Ended       Nine Months Ended
                                                             September 30             September 30

                                                            2003        2002       2003          2002
                                                            ----        ----       ----          ----
      Net income                                           $ 454         $ 4       $ 836         $151
      Change in unrealized holding
      (losses) gains on available for sale securities        (83)         (2)       (156)         152
      Less: reclassification adjustments for
      gains included in net income                            --          --           6           10
                                                           -----------------       ------------------
      Net unrealized (losses) gains                          (83)         (2)       (162)         142
                                                           -----------------       ------------------
      Other comprehensive income                           $ 371         $ 2       $ 674         $293
                                                           =================       ==================

d)    Stock-Based Compensation

      At September 30, 2003, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30

                                                             2003        2002         2003        2002
                                                             ----        ----         ----        ----
      Net income, as reported                               $ 454       $    4       $ 836       $ 151
      Deduct: Total stock-based compensation expense
      determined under fair value based method for all
      awards, net of related tax effect                       (20)         (34)        (62)       (100)

      Pro forma net income                                  $ 434       $  (30)      $ 774       $  51

      Net income per share:
         Basic-as reported                                  $0.16       $ 0.00       $0.29       $0.09
         Basic-pro forma                                    $0.15       $(0.02)      $0.27       $0.03

         Diluted-as reported                                $0.16       $ 0.00       $0.29       $0.09
         Diluted-pro forma                                  $0.15       $(0.02)      $0.27       $0.03

      The per share weighted-average fair values of stock options granted during 2003 and 2002 were $2.79 and $3.03, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 3.29% and 4.39% and expected lives of 7 years.

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

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a significant effect on the Company's consolidated financial statements.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to non-public enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

On October 9, 2003, the effective date was deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of FIN 46 did not impact the Company's consolidated financial statements.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2003 (in thousands)

                                                  Sullivan
                               The Bank and       Financial      Eliminating
                                The Bancorp     Services, Inc.    entries         Consolidated
Interest income                   $  2,022         $   780         $  (565)         $  2,237
Interest expense                       664             565            (565)              664
Provision for loan losses              114              --              --               114
Non-interest income                    171           1,095             (21)            1,245
Non-interest expense                 1,290             981             (21)            2,250
Net income                             125             329              --               454

Total assets                      $129,525         $62,937         $(8,124)         $184,338

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2002 (in thousands)

                                                  Sullivan
                               The Bank and       Financial      Eliminating
                                The Bancorp     Services, Inc.    entries         Consolidated
Interest income                   $  1,637         $   146         $   (92)         $  1,691
Interest expense                       676              92             (92)              676
Provision for loan losses               75              --              --                75
Non-interest income                     67             620             (21)              666
Non-interest expense                 1,067             556             (21)            1,602
Net income (loss)                     (114)            118              --                 4

Total assets                      $108,403         $23,020         $(1,551)         $129,872

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2003 (in thousands)

                                                  Sullivan
                               The Bank and       Financial      Eliminating
                                The Bancorp     Services, Inc.    entries         Consolidated
Interest income                   $  5,640         $ 1,627         $(1,149)         $  6,118
Interest expense                     1,995           1,149          (1,149)            1,995
Provision for loan losses              326              --              --               326
Non-interest income                    355           3,182             (63)            3,474
Non-interest expense                 3,913           2,585             (63)            6,435
Net income (loss)                     (239)          1,075              --               836

Total assets                      $129,525         $62,937         $(8,124)         $184,338

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2002 (in thousands)

                                                   Sullivan
                                 The Bank and      Financial     Eliminating
                                 The Bancorp     Services, Inc.    Entries        Consolidated
Interest income                   $  4,711         $   454         $  (289)         $  4,876
Interest expense                     2,038             289            (289)            2,038
Provision for loan losses              295              --              --               295
Non-interest income                    195           2,142             (67)            2,270
Non-interest expense                 3,051           1,678             (67)            4,662
Net income (loss)                     (478)            629              --               151

Total assets                      $108,403         $23,020         $(1,551)         $129,872

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      Three and Nine Months ended September 30, 2003 and September 30, 2002

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

                                    OVERVIEW

      For the three months ended September 30, 2003, the company realized a $450 thousand increase in net income. For the three months ended September 30, 2003, net income was $454 thousand or $0.16 basic and diluted earnings per share compared to $4 thousand or $0.00 per share for the same period in 2002.

      For the nine months ended September 30, 2003 net income was $836 thousand, a $685 thousand increase from the $151 thousand reported for the same period in 2002. Basic and diluted earnings per share were $0.29 compared to $0.09 per share for the same period in 2002.

      The results reflect a substantial increase in interest income and, for the nine month period, a slight decrease in interest expense due to declining market interest rates. We also recognized an increase in non-interest income, specifically gain on sale income from our mortgage operation during a time of historically low interest rates and strong refinancing demand. These increases were partially offset by an increase in non-interest expense.

At September 30, 2003, total assets were $184.3 million, an increase of $34.5 million from total assets of $149.8 million at year end 2002. The increase reflects our continued efforts to grow our loan portfolio, as increases included an increase of $13.3 million in loans and $13.3 million in loans held for sale. Other increases include $5.1 million in bank owned life insurance and $12.6 million in cash and cash equivalents. These increases were partially off-set by a decrease of $10.0 million in securities available for sale.

                              RESULTS OF OPERATIONS

      Interest Income. Total interest income increased $546 thousand, or 32.1%, to $2.2 million for the quarter ended September 30, 2003 from $1.7 million for the same period in 2002. This increase was primarily attributable to an increase of $55.3 million in average third quarter interest earning assets from $113.9 million in 2002 to $169.2 million in 2003. Increases in volume include an increase in the average loan balance of 20.7% from $83.3 million to $100.6 million from third quarter 2002 to the third quarter 2003. The average balance of mortgage loans held for sale increased by $49.0 million, or 636.4%, to $56.7 million in the third quarter of 2003 from $7.7 million during the third quarter of 2002. This was the result of an increase in mortgage loan originations and a longer period of time between closing and settlement in the secondary market. The average balance of investment securities decreased $7.7 million, or 44.8%, to $9.5 million during the third quarter of 2003 and the average balance of cash and due from banks decreased $429 thousand, or 28.6% to $1.0 million during the third quarter of 2003 compared to $1.4 million during the third quarter of 2002. Offsetting the increase in average earning assets was a 64 basis point decrease in average rate earned from 5.89% during the third quarter of 2002 to 5.25% in the third quarter of 2003. The decline in rates had the greatest effect on mortgage loans held for sale and investment securities. The average rate earned on investment securities decreased by 199 basis points to 2.29% in the third quarter of 2003 from 4.28% during the third quarter of 2002. The rate earned on mortgage loans held for sale decreased 206 basis points to 5.45% in the third quarter of 2003 from 7.51% during the third quarter of 2002. The average rate earned on the loan portfolio decreased 85 basis points to 5.51% for the third quarter of 2003 from 6.36% in the third quarter of 2002. The average rate earned on cash and due from banks decreased 69 basis points to 0.83% for the third quarter of 2003 from 1.52% in the third quarter of 2002. The average rate earned on federal funds sold declined by 74 basis points and the average balance decreased by $2.8 million or 66.7% to $1.4 million in the third quarter of 2003 from $4.2 million in the third quarter of 2002. The declines in rates earned on interest earning assets reflects the current market trend of continuing low and declining interest rates.

      For the nine months ended September 30, 2003 interest income increased $1.2 million, or 24.5%, to $6.1 million from $4.9 million for the same period in 2002. This increase was primarily attributable to an increase of $46.5 million in average interest earning assets from $107.6 million in 2002 to $154.1 million in 2003. Offsetting the increase in average earning assets was an 75 basis point decrease in average rate earned from 6.06% during the first nine months of 2002 to 5.31% in the first nine months of 2003. The average balance in the loan portfolio increased $20.5 million from $77.3 million to $97.8 million, loans held for sale increased $29.7 million from $8.2 million to $37.9 million and cash and due from banks increased $200 thousand from $1.3 million to $1.5 million during the first nine months of 2003 over the same period in 2002. These increases were offset by a decrease in the average balance of federal funds sold of $1.5 million during the first nine months of 2003 compared to the 2002 period.

      Interest Expense. The Company's interest expense for the third quarter of 2003 decreased $12 thousand, or 1.8% to $664 thousand from $676 thousand in the third quarter of 2002. The average balance of interest bearing liabilities increased by $46.5 million, or 48.0% to $143.4 million during the third quarter of 2003 from $96.9 million in the same period of 2002. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined 93 basis points to 1.84% for the third quarter of 2003 from 2.77% in the third quarter of 2002. Interest expense on NOW deposits, the largest component of the decrease, decreased $20 thousand, to $214 thousand as the average balance in NOW deposits increased $20.6 million to $69.8 million in the third quarter of 2003 compared to the same period in 2002 while the rate declined to 1.22% in the current period from 1.89% in the year ago period. The interest expense on time deposits decreased $7 thousand, or 1.8%, to $373 thousand as the average balance in time deposits increased $11.5 million to $48.6 million in the third quarter of 2003 compared the same period in 2002. Average savings deposits increased $1.2 million, or 37.5% while the average rate paid declined 101 basis points from 1.60% in the third quarter of 2002 to 0.59% in the third quarter of 2003. Average borrowed funds increased to $6.0 million in the third quarter of 2003 from $2.6 million in the third quarter of 2002. The interest expense on Money Market deposits stayed level at $19 thousand for the third quarter of both 2003 and 2002, while the average interest rate paid decreased 91 basis points to 0.80% during the third quarter of 2003 from 1.71% in the third quarter of 2002. The average balance on Money Market increased $5.0 million to $9.4 million from $4.4 million during the same period. Interest expense on federal funds purchased increased $17 thousand to $19 thousand as the average balance in federal funds purchased increased $4.9 million to $5.3 million in the third quarter of 2003 compared to the same period in 2002.

      For the nine months ended September 30, 2003 interest expense decreased $43 thousand, or 2.2% to $2.0 million for the same period last year. The decline occurred despite an increase in the average balance of interest bearing liabilities of $33.9 million, or 36.8% to $126.0 million during the first nine months of 2003 compared to the year ago period. Interest expense on time deposits, the largest component of the decrease, declined $35 thousand, or 2.9% to $1.2 million as the average balance in time deposits increased $8.8 million to $44.4 million in the first nine months of 2003 compared to the same period in 2002 while the rate paid on time deposits declined 101 basis points. NOW deposit average balances increased $18.2 million, or 40.2% from $45.3 million during the first nine months of 2002 to $63.5 million in the first nine months of 2003. The interest expense on NOW deposits stayed level at $636 thousand from the first nine months of 2002, while the average interest rate paid decreased 53 basis points from 1.87% to 1.34% during the same periods. Average savings deposits reflect an increase of $850 thousand, or 25.0%, in average balances while the average rate paid declined 89 basis points from 1.57% in the first nine months of 2002 to 0.68% in the first nine months of 2003. Average borrowed funds increased to $3.5 million in the first nine months of 2003 from $2.5 million in the first nine months of 2002. The interest expense on Money Market deposits decreased $11 thousand from the first nine months of 2003 while the average interest rate paid decreased 75 basis points to 0.95% during the first nine months of 2003 from 1.70% in the first nine months of 2002. The average balance increased $2.6 million to $7.9 million from $5.3 million during the same period.

      The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2003 and 2002. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets
                         Nine Months Ended September 30,

                                                                     2003                                    2002
                                                                     ----                                    ----
                                                                   Interest    Average Rates               Interest    Average Rates
                                                       Average      Income/       Earned/      Average      Income/        Earned/
                                                       Balance      Expense        Paid        Balance      Expense         Paid
                                                       -------      -------        ----        -------      -------         ----
Assets                                                                             (Dollars in Thousands)
      Cash and due from banks                          $  1,504      $   11         0.99%      $  1,263      $   15         1.64%
      Loans                                              97,825       4,189         5.73%        77,308       3,777         6.53%
      Loans held for sale                                37,912       1,626         5.74%         8,152         454         7.45%
      Investment securities available for sale           13,514         265         2.62%        16,076         568         4.72%
      Fed funds sold                                      3,328          27         1.09%         4,843          62         1.71%
                                                       ---------------------------------       ---------------------------------
   Total interest earning assets                       $154,083      $6,118         5.31%      $107,642      $4,876         6.06%

   Non-interest earning assets                           11,410                                   9,784
   Allowance for loan losses                             (1,320)                                 (1,044)
                                                       --------                                --------
Total Assets                                           $164,173                                $116,382
                                                       ========                                ========

Liabilities and  Equity

      Interest bearing demand deposits                 $ 63,530      $  636         1.34%      $ 45,348      $  636         1.87%
      Savings                                             4,017          20         0.68%         3,167          37         1.57%
      Money Market                                        7,863          56         0.95%         5,252          67         1.70%
      Certificates of deposits                           44,385       1,174         3.54%        35,563       1,209         4.55%
      Federal funds purchased                             2,680          30         1.50%           185           3         2.15%
      FHLB advances/ other borrowings                     3,503          79         3.01%         2,543          86         4.50%
                                                       ---------------------------------       ---------------------------------
           Total interest bearing liabilities           125,978      $1,995         2.12%        92,058      $2,038         2.96%

   Non-Interest Bearing Liabilities:
      Non-interest bearing deposits                      16,147                                  11,296
      Other liabilities                                   1,031                                     586
                                                       --------                                --------

   Total Liabilities                                    143,156                                 103,940
   Stockholders' Equity                                  21,017                                  12,442
                                                       --------                                --------

Total Liabilities and Stockholders' Equity             $164,173                                $116,382
                                                       ========                                ========
Net Interest Income                                                  $4,123                                  $2,838
                                                                     ======                                  ======
Net Interest Spread                                                                 3.19%                                   3.10%
Net  Interest Margin                                                                3.58%                                   3.52%

(1)   Includes FHLB stock and interest-bearing deposits

                               Comparative Average
                                 Balance Sheets
                        Three Months Ended September 30,

                                                                    2003                                    2002
                                                                    ----                                    ----
                                                                  Interest   Average Rates                Interest   Average Rates
                                                      Average     Income/      Earned/       Average       Income/       Earned/
                                                      Balance     Expense        Paid        Balance       Expense        Paid
                                                      -------     -------        ----        -------       -------        ----
Assets                                                                           (Dollars in Thousands)
      Cash and due from banks                         $  1,001     $    2        0.83%       $  1,429       $    5        1.52%
      Loans                                            100,581      1,397        5.51%         83,342        1,336        6.36%
      Loans held for sale                               56,740        780        5.45%          7,726          146        7.51%
      Investment securities available for sale           9,491         55        2.29%         17,214          186        4.28%
      Fed funds sold                                     1,363          3        0.95%          4,155           18        1.69%
                                                      -------------------------------        ---------------------------------
   Total interest earning assets                       169,176     $2,237        5.25%        113,866       $1,691        5.89%

   Non-interest earning assets                          15,157                                  8,957
   Allowance for loan losses                            (1,302)                                (1,114)
                                                      --------                               --------
Total Assets                                          $183,031                               $121,709
                                                      ========                               ========

Liabilities and  Equity

      Interest bearing demand deposits                $ 69,761     $  214        1.22%       $ 49,228       $  235        1.89%
      Savings                                            4,381          7        0.59%          3,214           13        1.60%
      Money Market                                       9,409         19        0.80%          4,359           19        1.71%
      Certificates of deposits                          48,562        373        3.05%         37,069          380        4.07%
      Federal funds purchased                            5,267         19        1.44%            377            2        2.17%
      FHLB advances/ other borrowings                    5,986         32        2.08%          2,623           27        4.14%
                                                      -------------------------------        ---------------------------------
           Total interest bearing liabilities          143,366     $  664        1.84%         96,870       $  676        2.77%

   Non-Interest Bearing Liabilities:

      Non-interest bearing deposits                     17,105                                 11,666
      Other liabilities                                  1,289                                    579
                                                      --------                               --------

   Total Liabilities                                   161,760                                109,115
   Stockholders' Equity                                 21,271                                 12,594
                                                      --------                               --------

Total Liabilities and Stockholders' Equity            $183,031                               $121,709
                                                      ========                               ========

Net Interest Income                                                $1,573                                   $1,015
                                                                   ======                                   ======
Net Interest Spread                                                              3.41%                                    3.12%
Net  Interest Margin                                                             3.69%                                    3.54%

(1)   Includes FHLB stock and interest-bearing deposits

Net-Interest Income. The net interest income for the third quarter of 2003 increased $558 thousand over the same period last year. This increase was the result of the Company's ability to add interest earning assets at a faster pace than interest bearing liabilities in a declining market rate environment and the Company's ability to shift it's average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased by 29 basis points to 3.41% and the net yield on interest-bearing assets decreased 64 basis points to 5.25%. The yield on interest bearing liabilities decreased by 93 basis points to 1.84% in the third quarter of 2003 compared to the same period last year.

      Net interest income for the nine months ended September 30, 2003 increased $1.3 million, or 45.3%, over the same period last year. The net interest spread increased 9 basis points and the net yield on interest earning assets decreased by 75 basis points between the nine months ended September 30, 2002 and 2003. The yield on interest bearing liabilities decreased by 84 basis points to 2.12% in the first nine months of 2003 compared to the same period last year. This comparison displays the effect of declining market rates of interest repricing deposit liabilities faster than earning assets during the first nine month period of 2003 compared to the first nine months of 2002.

Provision for Loan Losses. For the three months ended September 30, 2003 the provision for loan losses was $114 thousand compared to $75 thousand for the quarter ended September 30, 2002. The provision for possible loan losses was $326 thousand for the nine months ended September 30, 2003 as compared to $295 thousand for the nine months ended September 30, 2002. The change in the provision for loan losses reflects management's judgement concerning the risks inherent in the Company's existing portfolio and the size of the allowance necessary to absorb the risks, as well as the increase in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

      Non-Interest Income. Non-interest income increased by 86.9% or $579 thousand in the third quarter of 2003 to $1.2 million from $666 thousand in the third quarter of 2002. The increase in non-interest income in the third quarter of 2003 compared to the same period last year is primarily attributable to an increase in gains on the sale of mortgage loans during a period of historically low interest rates and record refinancing activity. Gains on sale of mortgage loans increased $474 thousand, or 76.5% to $1.1 million in the third quarter of 2003 compared to $620 thousand in the third quarter of 2002. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale increased $135.0 million to $211.0 million in the third quarter of 2003 from $76.0 million in the third quarter of 2002. Other components of non-interest income include fees on deposit accounts which increased $18 thousand or 58.1% to $49 thousand in the third quarter of 2003 from $31 thousand in the third quarter of 2002. Other income increased by $87 thousand, or 580% to $102 thousand in the third quarter of 2003 from $15 thousand in the third quarter of 2002. This increase was primarily attributable to a $60 thousand increase in the value of bank owned life insurance.

      For the nine months ended September 30, 2003, non-interest income increased $1.2 million, or 52.2% to $3.5 million from $2.3 million for the same period in 2002. The increase in non-interest income for the first nine months of 2003 compared to the same period last year is primarily attributable to an increase in gains on the sale of mortgage loans. Gains on sale of mortgage loans increased $1.1 million, or 52.3% to $3.2 million in the first nine months of 2003 compared to $2.1 million in the first nine months of 2002. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale increased $250.3 million to $452.8 million in the first nine months of 2003 from $202.5 million in the first nine months of 2002. Other components of non-interest income include fees on deposit accounts which increased $59 thousand or 76.6% to $136 thousand in the first nine months of 2003 from $77 thousand in the same period of 2002. These increases were partially offset by a decrease of $4 thousand in gains on sales of investment securities which was $6 thousand in the first nine months of 2003 compared to $10 thousand in the first nine months of 2002. Other income increased by $98 thousand or 184.9% to $151 thousand in the first nine months of 2003 from $53 thousand in the first nine months of 2002.

      Non-Interest Expense. For the quarter ended September 30, 2003, non-interest expense increased $615 thousand from the same period last year. The additional non-interest expense in the third quarter of 2003 was attributable to an increase of $409 thousand in salaries and benefits, $72 thousand in other operating expense, $60 thousand in advertising and business promotions, $37 thousand in occupancy expense, $31 thousand in stationery and supplies and $6 thousand in data processing for the comparable period. The increases reflect expense associated with our Morristown office, which opened in October of 2002, as well as additional expense due to an increase in volume at our mortgage company subsidiary.

      For the nine months ended September 30, 2003, non-interest expense increased $1.7 million from the same period last year. The additional non-interest expense in the first nine months of 2003 was attributable to an increase of $908 thousand in salaries and benefits, $392 thousand in other operating expense, $164 thousand in advertising and business promotions, $106 thousand in occupancy expense, $96 thousand in stationery and supplies and $41 thousand in data processing for the comparable period. The increases reflect expense associated with our Morristown office, which opened in October of 2002, as well as additional expense due to an increase in volume at our mortgage company subsidiary.

      Income Taxes. Income tax expense increased $33 thousand to $48 thousand for the three months ended September 30, 2003 as compared to $15 thousand for the same period in 2002. The increase resulted from more income for the quarter in 2003 compared to the same period in 2002.

      For the nine months ended September 30, 2003 income tax expense increased $66 thousand to $132 thousand as compared to $66 thousand for the same period in 2002. The increase resulted from more income for the first nine months in 2003 compared to the same period in 2002.

                               FINANCIAL CONDITION

               September 30, 2003 as compared to December 31, 2002

      Total assets increased $34.5 million at September 30, 2003, to $184.3 million from total assets of $149.8 million at December 31, 2002. Increases in total assets include increases of $13.3 million in net loans, $13.3 million in loans held for sale, $12.6 million in cash and cash equivalents and $5.1 million in bank owned life insurance. These increases were partially offset by a $10.0 million reduction in investment securities. Total deposits increased $34.9 million from $125.4 million at year-end 2002 to $160.3 million on September 30, 2003. Federal Home Loan Bank advances decreased by $1.5 million to $1.0 million for the first nine months of 2003 from $2.5 million at December 31, 2002.

      Total loans at September 30, 2003 increased $13.5 million to $108.1 million from $94.6 million at year-end 2002. The increase in and composition of the loan portfolio, by category, as of September 30, 2003 from December 31, 2002 is as follows: Commercial loans increased by $10.0 million or 22.5% to $54.5 million, home equity loans increased by $7.4 million, or 45.7% to $23.6 million and residential mortgage loans increased by $242 thousand, or 6.9%, to $3.1 million. Installment loans decreased by $3.7 million, or 52.1%, to $3.4 million and commercial real estate loans decreased $425 thousand, or 1.8% to $23.6 million. The increase in the loan portfolio primarily reflects our efforts to continue to penetrate our original Bernardsville, New Jersey market and the continued success of our Mendham branch, which opened in 2000, and our Morristown branch, which opened in 2002, as well as the success of our business development program, which includes the calling of third-party referral sources, such as law firms and accounting firms in our market area, as well as the banking contacts of our executive management.

      The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                  September 30, 2003          December 31, 2002
                                                  Amount       Percent       Amount       Percent
                                                               (Dollars In Thousands)
Commercial and Industrial                       $ 54,467         50.4%       $44,460         47.0%
Real Estate-Non Residential Properties            23,566         21.8%        23,991         25.4%
Residential Properties  (1-4 Family)               3,114          2.9%         2,872          3.0%
Consumer and installment                           3,420          3.1%         7,080          7.5%
Home equity                                       23,578         21.8%        16,226         17.1%
                                                ---------------------        ---------------------
Gross loans                                      108,145          100%        94,629        100.0%
                                                                =====                      ======
Less: Net deferred fees                              105                         104
                                                --------                     -------
Total loans                                      108,040                      94,525
Less: Allowance for loan losses                    1,401                       1,256
                                                --------                     -------
Net Loans                                       $106,639                     $93,269
                                                ========                     =======

      Federal funds sold increased by $13.5 million to $17.9 million at September 30, 2003 from $4.4 million on December 31, 2002. During 2003 deposits increased faster than loans. This increase was also the result of a large number of repayments of mortgage backed securities for the first nine months of 2003.

      Securities, available for sale, at market value, decreased $10.0 million, or 53.2 %, from $18.8 million at year-end 2002 to $8.8 million on September 30, 2003. The Company purchased $5.6 million in new securities in the first nine months of 2003 and $14.4 million in available for sale securities matured, were called or were prepaid. Proceeds from the sale of securities totaled $1.0 million. There was $8 thousand in recorded unrealized gains in the available for sale portfolio and $254 thousand in net amortization expenses during the first nine months of 2003. There were no held to maturity securities at September 30, 2003 or at year-end 2002.

      Total year to date average deposits increased $31.2 million, or 29.8%, to $135.9 million during the first nine months of 2003 from the twelve-month average of $104.7 million for the year ended December 31, 2002. NOW deposits increased by $16.0 million, savings deposits increased by $780 thousand, and demand deposits increased by $4.4 million. Money market deposits increased $2.6 million and time deposits increased $7.4 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion begun in the second quarter of 2001. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2003 reflects the reduction of interest expense on time deposits. Although management intends to continue to rely primarily on demand, NOW and savings deposits as funding sources, the liquidity needs of our mortgage banking operations may, at times, require us to raise short term funds apart from our normal deposit taking activities. These needs may be met through borrowed funds or, when appropriate, through the purchase of brokered time deposits. During the third quarter, we originated approximately $22.2 million in time deposits through brokers. These funds have a maturity date of approximately 90 days and bear an average rate of 1.37%. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

      Federal Home Loan Bank advances decreased by $1.5 million to $1.0 million at September 30, 2003 from $2.5 million on December 31, 2002. The decrease reflects a restructuring of our balance sheet by using excess cash and cash equivalents to lower our borrowings.

      On June 27, 2003 the company purchased $5.0 million of bank owned life insurance. This purchase was made by using the excess funds in cash and cash equivalents. The value of the bank owned life insurance increased $60 thousand for the quarter ended September 30, 2003. The value of the bank owned life insurance increased $63 thousand for the nine months ended 2003.

ASSET QUALITY

     At September 30, 2003, the company had no non-accrual loans compared to $137 thousand at December 31, 2002. Management continues to monitor the Company's asset quality and beleives that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

                                                  September 30, 2003     December 31, 2002
                                                          (dollars in thousands)
Non-accrual loans                                         $   0                 $ 137
Non-accrual loans to total loans                            .00%                 0.14%
Non-performing assets to total assets                       .00%                 0.09%
Allowance for loan losses
  as a % of non-performing loans                            N/A                   917%
Allowance for possible loan losses to total loans          1.30%                 1.33%

Non-Performing Assets

      Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank did not have any non-performing loans at September 30, 2003 and $137 thousand at December 31, 2002.

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

      At September 30, 2003, the allowance for loan losses increased $145 thousand to $1.4 million compared to December 31, 2002. There were $206 thousand in charge offs and $25 thousand in recoveries reported in the first nine months of 2003. The allowance for loan losses as a percentage of total loans was 1.30% at September 30, 2003 compared to 1.33% at December 31, 2002.

LIQUIDITY MANAGEMENT

      At September 30, 2003, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

      At September 30, 2003, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $30.9 million, which represents 16.8% of total assets and 19.2% of total deposits and borrowings.

      It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $30.0 million (subject to available qualified collateral, with current borrowings of $1.0 outstanding from the FHLB at September 30, 2003). At September 30, 2003 outstanding commitments to extend credit were $49.6 million and available line of credit balances totaled $17.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

      In addition to our normal loan demand, we provide liquidity to our mortgage banking operations. Typically, our mortgage company has short-term liquidity needs between the time loans are originated and the time they are sold to investors. If these liquidity needs exceed our normal deposit taking capacity, we have many alternative sources of funds available to meet these needs, including Federal funds purchased, short-term Federal Home Loan Bank borrowings and the purchase of short-term brokered deposits.

      Total stockholders' equity increased to $21.3 million at September 30, 2003 from $20.7 million at December 31, 2002. Activity in stockholders' equity consisted of a decrease in accumulated deficit of $836 thousand which represents the net income earned during the first nine months of 2003 and a decrease in accumulated comprehensive income resulting from a net change in unrealized gain on securities, available for sale of $162 thousand.

     In the fourth quarter of 2002 the Company completed a public offering of its securities. Pursuant to the offering the Company issued 1,104,000 units at a public offering price of $8.25 per unit, raising proceeds of approximately $8.0 million, net of offering expenses of approximately $1.1 million. Each unit consists of one share of common stock and one common stock purchase warrant, entitling the holder to purchase a share of stock at an exercise price currently of $ 9.65 per share (as adjusted for stock distributions) at any time until November 30, 2006. This additional capital will enhance our liquidity while it helps us to grow.

      At September 30, 2003 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2003, for the Company and the Bank, as well as the minimum regulatory requirements.

                                      Amount      Ratio        Amount       Minimum Ratio
                                      ------      -----        ------       -------------
      The Bank:
         Leverage Capital            $16,152       8.88%      $ 7,274            4%
         Tier 1 - Risk Based          16,152      10.49%        6,160            4%
         Total Risk - Based           17,553      11.40%       12,319            8%

      The Company:
         Leverage Capital            $20,139      11.08%      $ 7,274            4%
         Tier 1 - Risk Based          20,139      13.08%        6,160            4%
         Total Risk-Based             21,540      13.99%       12,319            8%

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

      No matters were submitted to a vote of security holders during the quarter reported on.

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(i)   Exhibits

      Exhibit 31.1 Certification of Stewart E. McClure, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Gerard Riker Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii)  Reports on Form 8-K

Item Number                                               Filing Date

9-Regulation FD Disclosure (Item 12, Results of           July 22, 2003
Operations and Financial Condition)
Press release dated July 22, 2003

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

SOMERSET HILLS BANCORP


By: /s/ Gerard Riker
GERARD RIKER
Executive Vice President and
Chief Financial Officer