Form 10KSB
period 2003-12-31
SOMERSET HILLS BANCORP
filed 2004-03-26
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                          -----------------------------

                                   FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission File Number 000-50055

                             SOMERSET HILLS BANCORP
                             ----------------------
             (Exact Name of registrant as specified in its charter)

                 NEW JERSEY                             22-3768777
                 ----------                             ----------
      (State of other jurisdiction of               (I. R. S. Employer
       incorporation or organization)                Identification No.)

   155 MORRISTOWN ROAD, BERNARDSVILLE, NJ                  07924
   --------------------------------------                  -----
  (Address of principal executive offices)               (Zip Code)

                                 (908) 221-0100
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, no par value

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the most recent fiscal year were $12.5 million. The aggregate market value of voting and non-voting equity held by non-affiliates was $25.1 million.


As of March 10th, 2004 there were 2,895,426 shares of common stock, no par value per share outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


              10-KSB ITEM
              INCORPORATED                                 DOCUMENT
              ------------                                 --------

ITEM 9.       Directors and Executive Officers             Proxy Statement for
              of the Company; Compliance with              2004 Annual Meeting
              Section 16(a) of the Exchange Act            of Shareholders to be
                                                           filed no later than
                                                           April 30, 2004.

ITEM 10.      Executive Compensation                       Proxy Statement for
                                                           2004 Annual Meeting
                                                           of Shareholders to be
                                                           filed no later than
                                                           April 30, 2004.

ITEM 11.      Security Ownership of Certain                Proxy Statement for
              Beneficial Owners and Management             2004 Annual Meeting
                                                           of Shareholders to be
                                                           filed no later than
                                                           April  30, 2004.

ITEM 12.      Certain Relationships and Related            Proxy Statement for
              Transactions                                 2004 Annual Meeting
                                                           of Shareholders to be
                                                           filed no later than
                                                           April 30, 2004.

ITEM 14.      Principal Accountant Fees and Services       Proxy Statement for
                                                           2004 Annual Meeting
                                                           of Shareholders to be
                                                           filed no later than
                                                           April 30, 2004.


Transitional Small Business Disclosure Format (Check One): Yes [  ]       No [X]

                                     PART I

                       ITEM 1. -- DESCRIPTION OF BUSINESS

GENERAL

Somerset Hills Bancorp (the "Company") is a one-bank holding company incorporated under the laws of New Jersey in January 2000 to serve as the holding company for Somerset Hills Bank (the Bank). We were organized at the direction of the Board of Directors of the Bank. Effective January 1, 2001, Somerset Hills Bancorp acquired all of the capital stock of the Bank and became a bank holding company under the Bank Holding Company Act of 1956, as amended. Our only significant operation is our investment in the Bank. Our main office is located at 155 Morristown Road, Bernardsville, New Jersey and our telephone number is (908) 221-0100.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 155 Morristown Road, Bernardsville, New Jersey, and its two branch offices located in Mendham and Morristown, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. ("Sullivan"). Sullivan operates out of its main office in West Orange, New Jersey. The Company considers Sullivan to be a separate business segment.

The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Our mortgage company's operations are subject to regulation by the New Jersey Department of Banking and Insurance, the Florida Department of Banking, the Department of Housing and Urban Development and the Veterans Administration.

BUSINESS OF THE BANK

The Bank conducts a traditional commercial banking business and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Bank's lending activities are oriented to the small-to-medium sized business, high net worth individuals, professional practices and consumer and retail customers living and working primarily in the bank's market area of Somerset and Morris Counties, New Jersey. The Bank offers the commercial, consumer, and mortgage-lending products typically offered by community banks and, through its mortgage company subsidiary, a variety of residential mortgage products.

The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank's signature deposit account is the Paramount Checking Account, an interest paying account offering features such as free checks, telephone banking and bill payment, free safe deposit box and a refund of foreign ATM fees. The Bank concentrates on customer relationships in building our customer deposit base and competes aggressively in the area of transaction accounts.

In addition, the Bank has established a private banking and wealth management division pursuant to which it offers insurance services, securities brokerage and investment advisory services through a non-proprietary basis under the terms of an agreement with Mass Mutual, its affiliated securities brokerage and its locally affiliated agents.

SERVICE AREA

The service area of the Bank primarily consists of Somerset and Morris Counties, New Jersey, although we make loans throughout New Jersey. The Bank operates through its main office in Bernardsville, New Jersey, and its branch offices located in Mendham and Morristown, New Jersey.

Our mortgage company subsidiary originates loans primarily throughout New Jersey, and to a lesser degree, New York, Pennsylvania and Florida. The mortgage company operates out of its main office in West Orange, New Jersey, and a loan origination office located, at the Bank's main office in Bernardsville, New Jersey.

COMPETITION

The Bank operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Bank. Many large financial institutions compete for business in the service area of the Bank. In addition, in November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Act permits insurance companies and securities firms, among others, to acquire financial institutions and has increased competition within the financial services industry. Certain of our competitors have significantly higher lending limits than we do and provide services to their customers that we do not offer.

Management believes that the Bank is able to compete favorably with our competitors because we provide responsive personalized service through management's knowledge and awareness of our market area, customers and businesses.

EMPLOYEES

At December 31, 2003 and 2002, we employed 92 and 61 full-time employees and 5 and 7 part-time employees, respectively. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

The Bank Holding Company Act was substantially amended through the Gramm-Leach Bliley Financial Modernization Act of 1999 ("Financial Modernization Act"). The Financial Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of non-banking activities. In addition, bank holding companies that elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval. Finally, the Financial Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has elected not to become a financial holding company, as it does not engage in any activities that are not permissible for banks.

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

CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the bank which carry a 20% risk weighting. Most investment securities (including, primarily general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

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

                                 BANK REGULATION

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance impact virtually all of the Bank's activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

INSURANCE DEPOSITS

The Bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits. For the year ended December 31, 2003, we paid deposit insurance premiums of $20,100. This premium assessment may substantially increase in 2004, however, in the event the Bank Insurance Fund fails to maintain a statutorily mandated minimum reserve ratio of 1.25%.

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

DIVIDENDS

As long as the operations of the Bank remain our primary source of income, our ability to pay dividends will be effected by any legal or regulatory limitations on the Bank's ability to pay dividends to us. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the bank's capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the bank's capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the bank cannot pay dividends in such amounts as would reduce the Bank's capital below regulatory imposed minimums. We have not historically paid cash dividends on our common stock.

                             REGULATION OF SULLIVAN

As a subsidiary of the Bank, Sullivan is subject to regulation and examination by the New Jersey Department of Banking and Insurance and the FDIC. In addition, as a licensed lender, Sullivan is subject to the jurisdiction of the New Jersey Department of Banking and Insurance and, as an approved Department of Housing and Urban Development and Veterans Administration lender, Sullivan is subject to examination by the Department of Housing and Urban Development and the Veterans Administration. Sullivan is also subject to regulation by the Florida Department of Financial Services. Although Sullivan also originates loans secured by properties located in New York, Pennsylvania and Florida, a substantial majority of Sullivan's loans are secured by properties within the State of New Jersey. On November 27, 2003, the New Jersey Home Ownership Security Act (the "Home Act") became effective. Although the Home Act is primarily designed to regulate the "subprime" lending market, the Home Act may impact all residential mortgage lending within the State of New Jersey and, in particular, refinancing transactions. Although Sullivan does not seek to originate "subprime" loans (i.e., loans to borrowers whose credit ratings have some defects and which generally involve higher rates and fees), its business, as well as the entire mortgage industry in New Jersey, may still be negatively impacted by the Home Act to the extent that it affects the willingness of secondary market purchasers to buy loans secured by New Jersey properties and/or the price these investors are willing to pay for such loans. As the Home Act has only recently gone into effect, management is not yet able to assess the impact of the Home Act on Sullivan's business. However, since Sullivan's results are material to our consolidated results, our results of operations may be negatively affected by the operation of the Home Act.

                       ITEM 2. -- DESCRIPTION OF PROPERTY

The Bank owns its main office in Bernardsville, New Jersey, and leases its Mendham and Morristown, New Jersey branch offices. In addition, the Bank leases the offices of Sullivan Financial Services, Inc. listed below. The following table sets forth certain information regarding the properties of the Bank:

                                OWNED PROPERTIES
                     Location                     Square Feet
          ------------------------------- ---------------------------

             Bernardsville                          14,000

                                LEASED PROPERTIES

    Location          Square Feet      Monthly Rental       Expiration of Term
-----------------   --------------   ------------------   ----------------------
Mendham                  2,500             $8,195                  2010
Morristown               2,379             $4,361                  2008
West Orange (1)          5,756             $10,089                 2005

(1)  Main office of Sullivan.


                          ITEM 3. -- LEGAL PROCEEDINGS

We are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank, which if determined adversely, would have a material effect on the business or financial position of the Company.

          ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of registrant's shareholders during the fourth quarter of fiscal 2003.

                                    PART II

     ITEM 5. -- MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on Nasdaq SmallCap Market under the symbol "SOMH." Prior to November 12, 2002, our common stock traded on the OTC Bulletin Board under the symbol "SOMH".

The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap Market from the date of listing (November 12, 2002) through December 31, 2003 and the high and low sales prices for our common stock on the OTC Bulletin Board for the period of January 1, 2002 through November 11, 2002. High and low bid prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                          Bid Price (1)
                                                       HIGH           LOW
                                                      ------        ------
                                                              2003
                                                              ----
   First Quarter                                      $ 7.90        $ 7.05
   Second Quarter                                      10.25          7.14
   Third Quarter                                        9.50          8.67
   Fourth Quarter                                      12.35          9.31

                                                              2002
                                                              ----
   First Quarter                                      $ 8.21        $ 7.71
   Second Quarter                                      11.43          8.10
   Third Quarter                                       10.00          8.38
   Fourth Quarter (Through 11/12/02)(2)                 8.48          7.24
   Fourth Quarter (11/12/02 through 12/31/02)(2)        7.86          7.51

(1) The prices quoted above have been adjusted to reflect the 5% stock dividend declared in April 2002 and paid in May 2002 and stock dividend declared in May 2003 and paid in June 2003.

(2) Fourth quarter stock price through November 12, 2002 reflects the high and low bid on the OTC Bulletin Board. Fourth quarter stock price from November 12, 2002 through December 31, 2002 reflects the high and low sale price on the Nasdaq SmallCap Market.

As of December 31, 2003, there were 226 record holders of our common stock.

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

                                            YEARS ENDED DECEMBER 31,
                               ------------------------------------------------
                                  2003      2002      2001      2000      1999
                               --------  --------  --------   -------   -------
SELECTED OPERATING DATA:
Total interest income          $  7,883  $  6,759  $  6,500   $ 4,842   $ 1,917
Total interest expense            2,583     2,773     3,691     2,804       869
                               --------  --------  --------   -------   -------
Net interest income               5,300     3,986     2,809     2,038     1,048
Provision for loan losses           336       448       583       233       230
                               --------  --------  --------   -------   -------
Net interest income after
  provision for loan loss         4,964     3,538     2,226     1,805       818
Other income                      4,570     3,268     2,754     1,407        57
Other expenses                    8,217     6,519     5,473     4,299     2,342
                               --------  --------  --------   -------   -------
Income (loss) before
  income taxes                    1,317       287      (493)   (1,087)   (1,467)
Income tax expense                  144       108        67        12        --
                               --------  --------  --------   -------   -------
Net income (loss)              $  1,173  $    179  $   (560)  $(1,099)  $(1,467)
                               ========  ========  ========   =======   =======

(1) Net income (loss)- Basic   $   0.41  $   0.10  $   (.34)  $  (.67)  $  (.93)
(1) Net income (loss)- Diluted $   0.40  $   0.10  $   (.34)  $  (.67)  $  (.93)

(1) All share data has been restated to reflect the 5% stock dividends declared in 2002 and 2003.


                                                AT DECEMBER 31,
                               ------------------------------------------------
SELECTED FINANCIAL DATA:         2003      2002      2001      2000      1999
                               --------  --------  --------   -------   -------
Total Assets                   $169,679  $149,788  $118,745   $82,261   $52,197
Net Loans                       107,374    93,269    67,586    55,253    32,523
Total Deposits                  145,651   125,444   102,953    68,864    38,849
Stockholders' Equity             21,721    20,664    12,328    12,901    12,802

                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
SELECTED FINANCIAL RATIOS:       2003      2002      2001      2000      1999
                               --------  --------  --------   -------   -------
Return on Average Assets (ROA)     0.70%     0.15%    (0.55)%   (1.55)%  (4.18)%
Return on Average Equity (ROE)     5.53%     1.33%    (4.43)%   (8.44)% (10.82)%
Equity to Total Assets
  at Year-End                     12.80%    13.80%    10.38%    15.68%   24.53%

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

"Management's Discussion and Analysis of Financial Condition and Results of Operation," is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited Consolidated Financial Statements for the year ended December 31, 2003 contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

                              OVERVIEW AND STRATEGY

The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through a non-proprietary basis with third parties. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, an interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the Paramount Checking Account is higher than the rate offered on most interest paying checking accounts by the Bank's competitors, management believes the account has helped to reduce the Bank's overall cost of funds and has been an integral part of the Bank's core account acquisition strategy. At December 31, 2003, the core accounts represented 79% of the deposit accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions.

Although the Bank seeks to emphasize commercial lending, consumer lending is also an important component of the Bank's loan portfolio. Since 2001, however, the Bank has significantly changed the nature of its consumer lending. Since it's opening in 1998, the Bank engaged in indirect automobile lending (i.e., originating loans through automobile dealers) as its primary form of consumer lending. Although this type of lending produced loan volume, it did not lead to relationship banking and cross marketing opportunities. The Bank ceased indirect automobile lending in 2001. At that time, these loans accounted for approximately 19.7% of the Bank's outstanding loans, or $13.5 million. In 2001, the Bank sought to replace indirect automobile lending with a home equity loan program. Management believes these loans are more likely to lead to fuller relationships with the Bank's customers. Since 2001, the home equity loan portfolio has grown from 11.7% of the Bank's outstanding loans, or $8.1 million, to 22.4% of the Bank's outstanding loans at December 31, 2003, or $24.4 million. The Bank also prefers the floating rate nature of these home equity lines of credit.

Through its Sullivan Financial Services subsidiary ("Sullivan"), the Bank also engages in mortgage banking operations, originating loans for resale into the secondary market. Since the

Bank acquired Sullivan in 2000, it has contributed significantly to the Company's results of operations.

For the year ended December 31, 2003, the Company recognized net income of $1.2 million, or $0.41 per basic share, compared to net income of $179 thousand, or $0.10 per basic share for 2002. The Company's performance in 2003 reflects increased interest income from the loan portfolio, reduced interest expense, reflecting continued declining rates of interest during 2003, and a substantial increase on the gain on sale of mortgage loans, reflecting continued strength in mortgage originations, based on record low interest rates and resultant refinances.

During the year our investment portfolio declined significantly based on prepayments and calls that resulted from record low interest rates. Management used the resultant cash to fund mortgages held for sale until mortgage originations returned to normal levels late in the third quarter and early forth quarter. Management began to redirect this excess cash to the investment portfolio in December and continued to reinvest excess cash in January and early February, 2004. At February 29, 2004, the portfolio is $31.9 million, or 19.4% of total assets and management expects it to remain approximately that percentage in the foreseeable future. During the fourth quarter and early first quarter of 2004, the excess cash was sold as Fed Funds at a rate significantly below the average rate earned on investment securities.

Management expects that its mortgage operations will continue to be an important contributor to the Company's performance in 2004, however originations and closings slowed significantly during the fourth quarter of 2003 (in line with the industry) and management expects that to continue through the first quarter of 2004. Furthermore, management does expect refinancing activity to slow as interest rates remain steady or begin to increase over the course of 2004. Management expects originations to begin to increase during the traditional spring and summer housing market. Historically the mortgage operation relied more on the "purchase business" (house sales) than the refinance business. In addition, management is unable to determine the impact, if any, of the Home Act on the Company's mortgage business. See "Item 1 - Description of Business - Supervision and Regulation - Regulation of Sullivan.

It is management's intention to seek additional branching opportunities in and around our existing market area. Management hopes that it can identify at least two opportunities per year. Efforts will also be made to identify acquisition opportunities in and adjacent to our market area. In addition, management intends to increase its lending staff during 2004.

RESULTS OF OPERATIONS  - 2003 VERSUS 2002

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

NET INCOME

For the year ended December 31, 2003, we had net income of $1.2 million or $0.41 per basic share compared to net income of $179 thousand or $0.10 per basic share for the year ended December 31, 2002. All per share data has been restated to reflect the stock dividends in 2002 and 2003. The increase in net income for 2003 compared to 2002 is a result of a 33.0% increase in net interest income to $5.3 million from $4.0 million in the prior year coupled with a 39.8%, or $1.3 million, increase in non-interest income to $4.6 million from $3.3 million for 2002.

NET INTEREST INCOME

The increase in net interest income is primarily the result of a 16.6% increase in total interest income from $6.8 million in 2002 to $7.9 million in 2003, and a decrease of 6.9% or $190 thousand in total interest expense to $2.6 million in 2003 from $2.8 million in 2002. Total interest income benefited from strong growth in average interest earning assets that offset the lower yields resulting from the reductions in short-term market rates during the year.

Total average interest earning assets increased $42.6 million or 37.6% from an average of $113.1 million in 2002 to an average of $155.7 million in 2003. We experienced strong loan growth during 2003 with average loan balances, not including loans held for sale, increasing by $20.4 million. The increase in average volume for loans held for sale was $21.1 million, reflecting the strength of the mortgage market. The increase in total interest income reflects an increase of $2.2 million due to growth in average interest earning assets offset by a decrease of $1.1 million due to a decline in yield on interest earning assets.

Average total interest-bearing liabilities increased by $30.9 million during 2003, consisting of an increase of $28.9 million in average interest bearing deposits while average borrowings increased $2.0 million. The decrease in interest expense of $190 thousand resulted from reductions of $720 thousand due to rate factors partially offset by an increase of $530 thousand due to growth in interest-bearing liabilities.

The net interest margin for the year ended December 31, 2003 was 3.40% compared to 3.52% for 2002. The decrease in net interest margin was due primarily to a greater decline in rate in interest-earning assets than the decline in yield on our interest-bearing liabilities. In addition, the growth of our interest earning assets contributed to the increase in our interest income. The average yield on earning assets for 2003 was 5.06% or 92 basis points lower then the 5.98% for 2002. The 2003 average cost of interest-bearing liabilities was 2.04% or 85 basis points lower than the 2.89% for 2002. The net interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 7 basis points from 3.09% in 2002 to 3.02% in 2003.

AVERAGE BALANCE SHEETS

The following table sets forth certain information relating to the Company's average assets and liabilities for the years ended December 31, 2003, 2002, and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

                                               For the years ended December 31,
                                                    (dollars in thousands)

                                                2003                             2002                              2001
                                                ----                             ----                              ----
                                      Average              Average     Average             Average     Average             Average
                                      Balance   Interest  Yield/Cost   Balance  Interest  Yield/Cost   Balance  Interest  Yield/Cost
                                     ---------  --------  ----------  --------  --------  ----------  --------  --------  ----------
ASSETS:
Interest-Earning Assets:
Cash and due from banks              $  1,276   $    12     0.97%     $  1,092  $     17     1.58%    $    626  $    19     3.06%
Loans receivable                      100,670     5,660     5.62        80,274     5,189     6.46       61,747    4,782     7.74
Investment securities                  12,946       377     2.91        16,769       715     4.26       10,625      596     5.61
Loans held for sale                    31,869     1,747     5.48        10,729       769     7.17        9,413      692     7.35
Federal funds sold                      8,929        87     0.97         4,245        69     1.64       11,803      411     3.48
                                     --------   -------   ----------  --------  --------  ----------  --------  -------   ----------
Total interest earning assets         155,690     7,883     5.06%      113,109     6,759     5.98%      94,214    6,500     6.90%
Non-interest earning assets            12,401                            9,704                           7,978

Allowance for loan losses              (1,345)                          (1,079)                           (594)
                                     --------                         --------                        --------

TOTAL ASSETS                         $166,746                         $121,734                        $101,598
                                     ========                         ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities :
Interest bearing demand deposits     $ 66,450   $   856     1.29%     $ 47,473  $    886     1.87%    $ 26,096   $  872     3.34%
Savings accounts                        4,059        25     0.63         3,237        47     1.47        2,574       65     2.53
Money Market accounts                   8,079        73     0.90         5,275        87     1.65        9,235      338     3.66
Certificates of deposit                43,352     1,508     3.48        37,021     1,627     4.40       40,314    2,361     5.86
FHLB advances                           2,873        91     3.15         2,604       120     4.59          995       48     4.83
Federal funds purchased                 2,004        30     1.50           258         6     2.16          139        7     5.04
Other borrowings                           --        --       --             1        --     7.20            2       --       --
                                     --------   -------   ----------  --------  --------  ----------  --------   ------  -----------
Total interest bearing liabilities    126,817     2,583     2.04%       95,869     2,773     2.89%      79,355    3,691     4.65%
Non-interest bearing deposits          17,668                           11,716                           8,942
Other liabilities                       1,064                              647                             659
                                     --------                         --------                        --------

Total liabilities                     145,549                          108,232                          88,956
Stockholders' Equity                   21,197                           13,502                          12,642
                                     --------                         --------                        --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $166,746                         $121,734                        $101,598
                                     ========                         ========                        ========
                                                -------                         --------                         ------
Net Interest Income                             $ 5,300                         $  3,986                         $2,809
                                                =======                         ========                         ======

Net Interest Rate Spread                                      3.02%                          3.09%                          2.25%
Net Interest Margin                                           3.40%                          3.52%                          2.98%
Ratio of Average Interest-Earning
Assets to Average
  Interest-Bearing Liabilities         122.77%                          117.98%                         118.72%
                                     ========                         ========                         =======

RATE/VOLUME ANALYSIS

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2003 and 2002.

                                  Year Ended                  Year Ended
                                 December 31,                December 31,
                                  2003 versus                 2002 versus
                                     2002                        2001
                          -------------------------   -------------------------
                                             (in thousands)
                             Increase (Decrease)         Increase (Decrease)
                              due to change in            due to change in
                                   Average                     Average

                          Volume     RATE     NET     Volume    RATE       NET
                          ------   -------   ------   ------   -------   ------

INTEREST INCOME:
Cash and due from banks
                          $    2   $    (7)  $   (5)  $    7   $    (9)  $   (2)
Loans                      1,147      (676)     471    1,196      (789)     407
Securities                  (111)     (226)    (337)     262      (144)     118
Loans held for sale        1,158      (180)     978       94       (17)      77
Federal funds sold            45       (28)      17     (124)     (217)    (341)
                          ------   -------   ------   ------   -------   ------
Total interest income     $2,241   $(1,117)  $1,124   $1,435   $(1,176)    $259
                          ------   -------   ------   ------   -------   ------


INTEREST EXPENSE:
Federal funds purchased   $   26   $    (2)  $   24   $    6   $    (7)  $   (1)
Interest bearing deposits    245      (275)     (30)     714      (700)      14
Savings accounts               5       (27)     (22)      17       (34)     (17)
Money Market accounts         25       (39)     (14)    (145)     (106)    (251)
Certificates of deposit      220      (340)    (120)    (193)     (541)    (734)
FHLB advances                  9       (37)     (28)      77        (6)      71
                          ------   -------   ------   ------   -------   ------
Total interest expense       530      (720)    (190)     476    (1,394)    (918)
                          ------   -------   ------   ------   -------   ------
Net interest income       $1,711     $(397)  $1,314     $959      $218   $1,177
                          ======   =======   ======   ======   =======   ======

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2003, the Company's provision for loan losses was $336 thousand, a decrease of $112 thousand from the provision of $448 thousand for the year ended December 31, 2002. The provision reflects the current economic conditions, borrowers' financial condition and loan growth as well as the strength of the Bank's loan portfolio. The allowance for loan losses was approximately $1,417,000 at December 31, 2003, representing 1.30% of total outstanding loans. The allowance for loan losses at December 31, 2002 was approximately $1,256,000 or 1.33% of total outstanding loans at that date.

NON-INTEREST  INCOME

Our non-interest income consists primarily of gains on sales of mortgage loans originated by our mortgage company subsidiary. For the year ended December 31, 2003 our non-interest income increased by $1.3 million above the prior year. For the year ended December 31, 2003, we recognized $4.6 million in total non-interest income, an increase of 39.8% over $3.3 million in total non-interest income for the comparable period in 2002.

Income from gains on sales of mortgage loans and fees increased $1.0 million or 34.9% to $4.1 million in 2003 from $3.1 million in 2002. The increase is a result of record low interest rates and resultant refinances in 2003 that may not continue in 2004.

Other components of non-interest income include fees on deposit accounts, which increased $79 thousand or 74.5% to $185 thousand from $106 thousand in 2002. In addition, in 2003 our other income increased by $154 thousand, or 200%, to $231 thousand for the year ended December 31, 2003. The increase primarily reflects income from the increase in value of bank owned life insurance. This increase was partially offset by a decrease of $4 thousand in gains on sales of securities, which was $10 thousand in 2002 versus $6 thousand in 2003.

NON-INTEREST EXPENSES

For the year ended December 31, 2003, our non-interest expense increased $1.7 million or 26.0% to $8.2 million compared to $6.5 million for the year ended December 31, 2002. The increases primarily reflect increases in salaries and employee benefits of $1.1 million or 29.4% to $4.6 million in 2003 from $3.5 million in 2002. Advertising and business promotions increased $217 thousand or 82.8% to $479 thousand in 2003 from $262 thousand in 2002 and other operating expense increased $226 thousand or 18.0% to $1.5 million for 2003 from $1.3 million in 2002. The increases in non-interest expense primarily reflects higher compensation and costs of our mortgage company subsidiary associated with higher mortgage origination volumes and continued growth, including the addition of personnel, costs associated with the new branch in Morristown and the establishment of other product lines, such as wealth management.

INCOME TAX EXPENSE

The income tax provision, which represents state taxes only, for the years ended December 31, 2003 and 2002 was $144 thousand and $108 thousand, respectively. The Company currently has available net operating losses from prior periods to offset federal tax liabilities. However, under a temporary moratorium in effect in New Jersey, the Company is not currently permitted to use these net-operating losses for state tax purposes. In addition, the Company files a separate state tax return for Sullivan Financial Services Inc, which has had net taxable income in 2003 and 2002. The Company has approximately $1,289,000 in remaining net operating loss carryforwards available to offset future federal tax liabilities.

                               FINANCIAL CONDITION

Total assets at December 31, 2003 increased by $19.9 million or 13.3% to $169.7 million compared to $149.8 million at December 31, 2002. Total loans, net were $107.4 million, loans held for sale were $5.1 million, total investment securities available for sale were $15.5 million, total investment securities held to maturity were $6.1 million and total cash and cash equivalents were $24.8 million. We also had goodwill of $1.2 million associated with our purchase of Sullivan. Total deposits at December 31, 2003 increased by $20.2 million, or 16.1% to $145.7 million compared to $125.4 million at December 31, 2002. Stockholders' equity increased $1.0 million or 5.1% to $21.7 million in 2003 compared to $20.7 million at December 31, 2002.


LOAN PORTFOLIO

Gross loans, not including loans held for sale, grew by $14.3 million, or 15.1%, during 2003 from $94.6 million as of December 31, 2002 to $108.9 million at year-end 2003. The composition of the loan portfolio, by category, as of December 31, 2003 is as follows: 72.2% of our loans are commercial and commercial real estate loans, 2.9% of our loans are secured by first liens on residential real estate and 24.9% of our loans are consumer or other loans to individuals, including home equity loans. Our commercial and commercial real estate loans primarily represent loans secured by commercial real estate and may be used to finance the purchase of the real estate, for construction or other similar purposes. Commercial and commercial real estate loans increased by $10.1 million or 14.9% to $78.6 million at December 31, 2003 from $68.5 million at December 31, 2002. Combined, these two categories of loans represented 72.2% of our total loan portfolio at December 31, 2003, compared to 72.4% of our total loan portfolio at year end 2002. Consumer loans primarily consist of home equity loans and installment loans to finance the purchase of new automobiles. We no longer engage in automobile financing through dealers. The growth in our consumer loans of $3.8 million or 16.3% is an increase in home equity loans of 50.6% or $8.2 million to $24.4 million in 2003 from $16.2 million in 2002. Our consumer installment loans declined by $4.4 million to $2.7 million in 2003 from $7.1 million in 2002.

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

The following table sets forth the classification of our loans by major category as of December 31, 2003, 2002 and 2001, respectively:

                                                                         December 31,
                                           ------------------------------------------------------------------------
                                                    2003                     2002                     2001
                                           ----------------------    ---------------------    ---------------------
                                                       Percent of               Percent of               Percent of
                                            Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                           --------   -----------    -------   -----------    -------   -----------
                                                                         (dollars in thousands)
Commercial and industrial                  $ 52,797       48.5%      $44,460       47.0%      $21,762       31.7%
Real Estate:
    Commercial real estate properties        25,828       23.7        23,991       25.4        20,486       29.9
    Residential properties                    3,192        2.9         2,872        3.0         3,961        5.8
Consumer and installment                      2,674        2.5         7,080        7.5        14,322       20.9
Home equity                                  24,437       22.4        16,226       17.1         8,045       11.7
                                           --------      -----       -------      -----       -------      -----

Gross Loans                                 108,928      100.0%       94,629      100.0%       68,576      100.0%
                                                         =====                    =====                    =====

Less: Net deferred fees                         137                      104                      108
                                           --------                  -------                  -------
Total loans                                 108,791                   94,525                   68,468
Less: Allowance for loan losses               1,417                    1,256                      882
                                           --------                  -------                  -------

Net loans                                  $107,374                  $93,269                  $67,586
                                           ========                  =======                  =======

The following table sets forth commercial and commercial real estate fixed and adjustable rate loans for certain components of the loan portfolio as of December 31, 2003 in terms of contractual maturity (in thousands):

                                 Within        1 to 5      After 5
                                 One Year       Years       Years        Total
                                 --------      ------      -------      -------

Loans with Fixed Rate            $   260       5,610        3,815       $ 9,685
Loans with Adjustable Rate       $32,619       7,903       28,418       $68,940

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

The   following   table  sets  forth   information   concerning   the  Company's
non-performing assets as of the dates indicated:


                                                                      December 31,

                                            2003           2002           2001           2000           1999
                                         ----------     ----------     ----------     ----------     ----------
                                                                     (in thousands)

Non-performing loans                     $       --     $      137     $        7     $        5     $       90
Other real estate owned                          --             --             --             --             --
                                         ----------     ----------     ----------     ----------     ----------
    Total non-performing assets          $       --     $      137     $        7     $        5     $       90
                                         ==========     ==========     ==========     ==========     ==========

Non-performing assets to total loans           0.00%          0.14%          0.01%          0.01%          0.27%
                                         ----------     ----------     ----------     ----------     ----------
Non-performing loans to total assets           0.00%          0.09%          0.01%          0.01%          0.17%
Allowance for loan losses as a
  Percentage of non-performing loans             NM            917%            NM             NM            236%
                                         ----------     ----------     ----------     ----------     ----------


As of December 31, 2003, the Company did not have any non-accrual loans. At December 31, 2002, the company had two non-accrual loans, both of which were term loans to the same party.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 2003 and 2002, there were no concentrations of loans exceeding 10% of the Company's total loans . The Company's loans are primarily to businesses and individuals located in northern New Jersey.

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

The Company's allowance for loan losses totaled $1,417,000 and $1,256,000 at December 31, 2003 and 2002, respectively. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

                                                                         At December 31,
                                            --------------------------------------------------------------------------

                                               2003            2002            2001            2000            1999
                                            ----------      ----------      ----------      ----------      ----------
                                                                        (in thousands)
Balance, beginning of year                      $1,256          $  882            $408            $212            $  1
Charge-offs
   Commercial and industrial                      (137)             --              (4)             --              --
   Real Estate                                      --              --              --              --              --
   Consumer                                        (73)            (79)           (108)            (37)            (19)
                                                ------          ------            ----            ----            ----
       Total Charge-offs                          (210)            (79)           (112)            (37)            (19)
Recoveries
   Commercial and Industrial                        --              --              --              --              --
   Real Estate                                      --              --              --              --              --
   Consumer                                         35               5               3              --              --
                                                ------          ------            ----            ----            ----
       Total Recoveries                             35               5               3              --              --
Provision charged to expense                       336             448             583             233             230
Balance, end of year                            $1,417          $1,256            $882            $408            $212
                                                ======          ======            ====            ====            ====

Ratio of net charge-offs to average
   loans Outstanding                              0.17%           0.09%           0.18%           0.08%           0.13%
Balance of allowance at end of year as a
   Percentage of loans at end of year             1.30%           1.33%           1.29%           0.73%           0.65%

The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

                                                             Allocation of the Allowance for Loan Losses by Category
                                                                        For the years ended December 31,
                                                                             (dollars in thousands)

                                                  2003              2002              2001              2000              1999
                                            ----------------  ----------------  ----------------  ----------------  ----------------
                                            Amount  % of All  Amount  % of All  Amount  % of All  Amount  % of All  Amount  % of All
                                            ------  --------  ------  --------  ------  --------  ------  --------  ------  --------
Balance applicable to:
Commercial and commercial real estate       $  911     64.3%  $  915     72.9%   $540      61.2%   $247      60.5%   $101      47.6%
Residential real estate                         16      1.1       37      2.9      51       5.8      20       4.9       8       3.8
Consumer, installment and home equity Loans    336     23.7      304     24.2     291      33.0     132      32.4     102      48.1
                                            ------   ------   ------   ------    ----    ------    ----    ------    ----    ------
Sub-total                                   $1,263     89.1   $1,256    100.0    $882     100.0    $399      97.8    $211      99.5
Unallocated Reserves                           154     10.9       --       --      --        --       9       2.2       1       0.5
TOTAL                                       $1,417   100.00%  $1,256   100.00%   $882    100.00%   $408    100.00%   $212    100.00%
                                            ======   ======   ======   ======    ====    ======    ====    ======    ====    ======

INVESTMENT SECURITIES

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies, obligations of U.S. States and Political Subdivisions and Trust Preferred Securities, stock in the Federal Home Loan Bank, and equity securities of another financial institution.

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

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2003, our securities AFS totaled $15.5 million and our securities HTM totaled $6.1 million. Our investment securities portfolio increased by $2.8 million to $21.6 million at December 31, 2003 from $18.8 million at December 31, 2002. The increase reflects liquidity in excess of loan demand being invested in the securities portfolio.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

                                                                          At December 31,
                                                --------------------------------------------------------------------
                                                                          (in thousands)
                                                        2003                    2002                    2001
                                                --------------------    --------------------    --------------------

                                                Amortized      Fair     Amortized      Fair     Amortized      Fair
                                                  Cost        Value       Cost        Value       Cost        Value
                                                ---------    -------    ---------    -------    ---------    -------
AVAILABLE FOR SALE
U.S. Government and agency Securities            $ 7,485     $ 7,488     $ 1,000     $ 1,015     $ 5,998     $ 6,073
Mortgage backed securities                         3,035       3,070       5,918       6,000       4,557       4,517
Collateralized Mortgage Obligations                4,195       4,211      11,312      11,385       6,545       6,510
                                                 -------     -------     -------     -------     -------     -------
   Total US Government and agency securities      14,715      14,769      18,230      18,400      17,100      17,100
                                                 -------     -------     -------     -------     -------     -------
Equity securities:
   FHLBNY stock                                      655         655         380         380         125         125
   Other equity securities                            30          30          30          30          30          30
                                                 -------     -------     -------     -------     -------     -------
Total available for sale                         $15,400     $15,454     $18,640     $18,810     $17,255     $17,255
                                                 =======     =======     =======     =======     =======     =======

HELD TO MATURITY
Agency securities                                $ 5,497     $ 5,497          --          --          --          --
Municipal securities                                 620         624          --          --          --          --
                                                 -------     -------     -------     -------     -------     -------
Total held to maturity                           $ 6,117     $ 6,121          --          --          --          --
                                                 -------     -------     -------     -------     -------     -------
Total securities                                 $21,517     $21,575     $18,640     $18,810     $17,255     $17,255
                                                 =======     =======     =======     =======     =======     =======


The following table sets forth as of December 31, 2003 and December 31, 2002, the maturity distribution of the Company's debt investment portfolio:

                              Maturity of Debt Investment Securities
                                  Securities available for sale

                       December 31, 2003                December 31, 2002
                         (in thousands)                   (in thousands)
                ------------------------------   ------------------------------
                                      Weighted                          Weighted
                Amortized    Market   Average    Amortized    Market    Average
                Cost         Value    Yield      Cost         Value     Yield
                ---------   -------   --------   ---------   -------    -------

Within 1 year    $    --    $    --       --      $    --    $    --      --

1 to 5 years       7,191      7,193     2.64%       1,255      1,273    4.98%

Over 5 years       7,524      7,576     3.95%      16,975     17,127    3.65%
                 -------    -------               -------    -------
                 $14,715    $14,769               $18,230    $18,400
                 =======    =======               =======    =======

                                   Maturity of Debt Investment Securities
                                         Securities Held to Maturity

                                              December 31, 2003
                                               (in thousands)
                                      ---------------------------------
                                                               Weighted
                                      Amortized    Market      Average
                                      Cost         Value       Yield
                                      --------     -------     --------

          Within 1 year                $    --     $    --          --

          1 to 5 years                      --          --          --

          Over 5 years                   6,117       6,121        5.99%
                                       -------     -------
                                       $ 6,117     $ 6,121
                                       =======     =======

The Company did not have any investment securities held to maturity at December 31, 2002.

DEPOSITS
--------------------------------------------------------------------------------

Deposits are the Company's primary source of funds. The Company experienced substantial growth in average deposit balances during 2003, as average deposits increased by $34.9 million, or 33.3% to $139.6 million for the twelve months ended December 31, 2003 compared to $104.7 million for the prior year. This growth continues to be accomplished as a result of continued market penetration combined with continued customer referrals during 2003. In addition, our third office opened in Morristown in October 2002. By year-end 2003, our Morristown office had approximately $15.9 million in deposits. Average non-interest bearing deposits increased by $6.0 million, or 50.8%, to $17.7 million for 2003 from $11.7 million for 2002. Average interest bearing demand deposits, which includes our Paramount Checking account, increased by $19.0 million, or 40.0%, in 2003 compared to 2002. Average time deposits experienced an increase of $6.4 million, from $37.0 million for 2002 to $43.4 million for 2003, as we continued to emphasize relationship banking and sought to reduce our interest expense. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

                                                            December 31,
                                                        (Dollars in Thousands)

                                               2003                            2002                            2001
                                   -----------------------------   ----------------------------    ----------------------------
                                     Average         Average         Average         Average        Average         Average
                                     Amount         Yield/Rate       Amount        Yield/Rate        Amount        Yield/Rate
                                   ------------    -------------   ------------    ------------    -----------    -------------
Non-interest Bearing Demand           $ 17,668          --             $11,716          --            $ 8,942          --
Interest Bearing Demand                 66,450        1.29%             47,473        1.87%            26,096        3.34%
Savings and Money Market                12,138        0.81%              8,512        1.57%            11,809        3.41%
Time Deposits                           43,352        3.48%             37,021        4.40%            40,314        5.86%
                                   ------------    -------------   ------------    ------------    -----------    -------------

                                      $139,608        1.77%           $104,722        2.85%           $87,161        4.17%
                                   ============    =============   ============    ============    ===========    =============

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2003 (in thousands).

         Three months or less                         $     846
         Over three months through six months             2,502
         Over six months through twelve months            1,710
         Over twelve months                               3,933
                                                      ---------

         Total                                        $   8,991
                                                      =========


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

The Company's total deposits equaled $145.7 million at December 31, 2003 as compared to $125.4 million at December 31, 2002. The increase in funds provided by deposit inflows during this period has been sufficient to provide for the Company's loan demand.

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

As of December 31, 2003, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) were approximately $40.2 million, which represented 23.7% of total assets and 27.4% of total deposits and borrowings. Supplementing this liquidity, we have available lines of credit from correspondent banks of approximately $17,500,000 and an additional line of credit with the Federal Home Loan Bank of approximately $30,000,000 (subject to available collateral, with borrowings of $1,000,000 outstanding at December 31,
2003). At year-end, outstanding commitments to extend credit and unused lines of credit were $50.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet our near term funding needs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2003. Further discussion of these commitments is included in Note 12 to the Consolidated Financial Statements.

                          One Year    One to      Three to   Over Five
                           or Less  Three Years  Five Years    Years      Total
                           -------  -----------  ----------  ---------    -----
                                               (in thousands)
Standby letters of credit  $1,227      $ --         $60        $ --      $1,287

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

CONTRACTUAL OBLIGATIONS

     The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2003. Further discussion of these commitments is included in Notes 6 and 11 to the Consolidated Financial Statements.


Contractual Obligation                     Less than    1-3     3-5    More than
                                  Total    one year    years   years    5 years
                                  ------   ---------   -----   -----   ---------
Federal Home Loan Bank Advances   $1,000     $ --       $ --    $ --    $1,000
Operating Lease Obligations       $1,151     $259       $358    $297    $  237


Long-term debt  obligations  includes fixed termed  borrowings  from the Federal
Home  Loan  Bank.   The   borrowings   have  defined  terms  and  under  certain
circumstances are callable at the option of the lender.

Operating leases represent obligations entered into by the Company for the use of land, premise and equipment. The leases generally have escalation terms based upon certain defined indexes.


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

At December 31, 2003, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

                                                               Interest Rate Sensitivity Gap
                                                                     December 31, 2003
                                                                      (in thousands)

                                                   3         3 to 12      1 to 5      Over 5
                                                 Months      Months       Years       Years        TOTAL
                                              ---------------------------------------------------------------
Investment securities                             $   294     $  2,919     $15,521     $ 2,837      $ 21,571
Loans held for sale                                 5,110           --          --          --         5,110
Loans                                              64,184        6,647      34,105       3,992       108,928
Federal funds sold                                 17,200           --          --          --        17,200
Interest bearing deposits at other banks              175           --          --          --           175
                                              ---------------------------------------------------------------
Total interest earning assets                      86,963        9,566      49,626       6,829       152,984
Non-interest earning assets                            --           --          --          --        16,695
                                              ---------------------------------------------------------------
Total  assets                                          --           --          --          --      $169,679
                                              ===============================================================


Interest bearing transactions deposits            $54,636           --     $25,613     $ 5,862      $ 86,111
Certificates of deposit                             3,124       15,237      12,184          --        30,545
FHLB advances                                          --           --       1,000          --         1,000
                                              ---------------------------------------------------------------
Total interest bearing liabilities                 57,760       15,237      38,797       5,862       117,656
Non-interest bearing liabilities                       --           --          --          --        30,302
                                              ---------------------------------------------------------------
Total liabilities                                      --           --          --          --       147,958
                                              ---------------------------------------------------------------
Stockholders' equity                                   --           --          --          --        21,721
                                              ---------------------------------------------------------------
Total liabilities and stockholders' equity             --           --          --          --      $169,679
                                              ===============================================================

Interest sensitivity gap per period               $29,203     $(5,671)     $10,829     $   967      $ 35,328
Cumulative interest sensitivity gap               $29,203     $ 23,532     $34,361     $35,328      $ 35,328

Cumulative gap as a percentage of total
  interest earning assets                            19.1%        15.4%       22.5%       23.1%         23.1%

Cumulative interest earning assets as
  a percentage of cumulative interest
  bearing liabilities                               150.6%       132.2%      130.7%      130.0%        130.0%

CAPITAL

A significant measure of the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and qualifying preferred stock, and (2) Tier II Capital, which includes a portion of the allowance for probable loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier I Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

A bank holding company is required to maintain, at a minimum, Tier I Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II Capital as a percentage risk-adjusted assets of 8.0%.

In addition to the risk-based guidelines, the Company's regulators require that an institution which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (Tier I Capital as a percentage of tangible assets) of 4.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process. The Bank is subject to substantially similar regulations by its federal regulators.

The following table summarizes the risk-based and leverage capital ratios for the Company at December 31, 2003, as well as the required minimum regulatory capital ratios:

                              AT DECEMBER 31, 2003
                                                                        WELL
                                            ACTUAL       MINIMUM     CAPITALIZED
                                            RATIO      REQUIREMENT   REQUIREMENT
                                            -----      -----------   -----------
SOMERSET HILLS BANK:
  Total risk-based capital ratio            12.94%        8.00%        10.00%
  Tier 1 risk-based capital ratio           11.92%        4.00%         6.00%
  Leverage ratio                             9.52%        4.00%         5.00%

SOMERSET HILLS BANCORP:
  Total risk-based capital ratio            15.83%        8.00%        10.00%
  Tier 1 risk-based capital ratio           14.80%        4.00%         6.00%
  Leverage ratio                            11.82%        4.00%         5.00%

BORROWINGS

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. Outstanding advances at December 31, 2003 were as follows:

                 Maturity              Rate                    Amount

                                                     -------------------
                 July 19, 2011         4.60%                 $1,000,000
                                                     -------------------
                                                             $1,000,000
                                                     ===================

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") was issued in January 2003 and was recently reissued as FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities ("SPEs") in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provide guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specify how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46R did not impact the Company's consolidated financial statements.

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

FASB  Statement  No. 150,  ACCOUNTING  FOR CERTAIN  FINANCIAL  INSTRUMENTS  WITH
CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company does not expect that the adoption of Statement 150 will have a significant impact on the consolidated financial statements of the Company.


                         ITEM 7. -- FINANCIAL STATEMENTS

The information required by this item is filed herewith.

                       ITEM 8A. -- CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)  Changes in internal controls.

Not applicable

                                    PART III

               ITEM 9. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT; COMPLIANCE WITH SECTION 16(A)

Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the captions " Proposal 1 - ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy
Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

                       ITEM 10. -- EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the captions "PROPOSAL 1 -- EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and " - COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

                    ITEM 11. -- SECURITY OWNERSHIP OF CERTAIN
        BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2004 Annual Meeting under the caption "PROPOSAL 1 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

                      EQUITY COMPENSATION PLAN INFORMATION
================================================================================


                                                                    NUMBER OF
                                                                   SECURITIES
                                                                    REMAINING
                            NUMBER OF                             AVAILABLE FOR
                          SECURITIES TO                          FUTURE ISSUANCE
                            BE ISSUED                             UNDER EQUITY
                              UPON                                COMPENSATION
                           EXERCISE OF       WEIGHTED-AVERAGE         PLANS
                           OUTSTANDING      EXERCISE PRICE OF      (EXCLUDING
                            OPTIONS,           OUTSTANDING         SECURITIES
                          WARRANTS AND      OPTIONS, WARRANTS     REFLECTED IN
                             RIGHTS             AND RIGHTS         COLUMN (A))
   PLAN CATEGORY               (A)                  (B)                (C)
================================================================================
EQUITY COMPENSATION
  PLANS APPROVED BY
  SECURITY HOLDERS            490,451              $8.97              60,799
================================================================================
EQUITY COMPENSATION
  PLANS NOT APPROVED
  BY SECURITY HOLDERS               0                  0                   0
================================================================================
TOTAL                         490,451              $8.97              60,799
================================================================================

           ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2004 Annual Meeting under the caption "PROPOSAL 1 -- INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

               ITEM 13. -- EXHIBITS, LIST AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit
     number                  Description of Exhibits
     -------             --------------------------------

      3.1     Certificate of Incorporation of Somerset Hills Bancorp  (1)
      3.2     Bylaws of Somerset Hills Bancorp  (1)
      3.3     Certificate of Incorporation for Somerset Hills Bank  (1)
      3.4     Bylaws of Somerset Hills Bank  (1)
      4.1     Specimen Common Stock Certificate  (1)
      4.2     Specimen of Warrant  (1)
      4.3     Warrant Agreement  (1)
     10.1     1998 Combined Stock Option Plan  (1)
     10.2     1998 Non-Qualified Stock Option Plan  (1)
     10.3     2001 Combined Stock Option Plan  (1)
     10.4     Employment Agreement of Stewart E. McClure, Jr.  (1)
     10.5     Employment Agreement of Gerard Riker  (1)
     14       Code of Ethics
     21       Subsidiaries of Somerset Hills Bancorp
     23       Consent of KPMG LLP
     31       Rule 13a-14(a)/15d-14(a) Certifications
     32       Section 1350 Certification

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.

(b)  Reports on Form 8-K

          (i)  None

               ITEM 14. -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services of the Registrant's principal accountant is included in the definitive proxy statement for the Company's 2004 Annual Meeting under the caption "Principal Accountant Fees and Services" which is incorporated herein by reference. It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2004.

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                            Page
                                                                            ----

         Independent Auditors' Report........................................ 36

         Consolidated Statements of Financial Condition
                  as of December 31, 2003 and 2002........................... 37

         Consolidated Statements of Operations for the years
                  ended December 31, 2003, 2002, and 2001.................... 38

         Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 2003,
                  2002, and 2001............................................. 39

         Consolidated Statements of Cash Flows for the years
                  ended December 31, 2003, 2002, and 2001.................... 40

         Notes to Consolidated Financial Statements.......................... 41

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Somerset Hills Bancorp:


We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

                                                               /s/   KPMG  LLP
Short Hills, New Jersey
February 3, 2004

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           December 31, 2003 and 2002
                             (Dollars in Thousands)

                                                          2003           2002
                                                       ---------      ---------
ASSETS

Cash and due from banks                                $   7,567      $   5,051
Federal funds sold                                        17,200          4,400
                                                       ---------      ---------
         Total cash and cash equivalents                  24,767          9,451

Loans held for sale                                        5,110         22,271
Investment securities held to maturity (Approximate
  market value of $6,121 in 2003 and $0 in 2002)           6,117             --
Investment securities available- for- sale                15,454         18,810

Loans receivable                                         108,928         94,629
  Less allowance for loan losses                          (1,417)        (1,256)
  Deferred fees                                             (137)          (104)
                                                       ---------      ---------
Net loans receivable                                     107,374         93,269

Premises and equipment, net                                3,786          4,081
Goodwill, net                                              1,191          1,191
Bank owned life insurance                                  5,122             --
Accrued interest receivable                                  488            545
Other assets                                                 270            170
                                                       ---------      ---------
         Total assets                                  $ 169,679      $ 149,788
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
  Noninterest-bearing deposits-demand                  $  28,995      $  15,386
  Interest bearing deposits
    Now money market and savings                          86,111         67,520
    Certificates of deposit, under $100,000               21,554         30,688
    Certificates of deposit, $100,000 and over             8,991         11,850
                                                       ---------      ---------
         Total deposits                                  145,651        125,444
                                                       ---------      ---------

Federal Home Loan Bank advances                            1,000          2,500
Accrued interest payable                                      83             84
Other liabilities                                          1,224          1,096
                                                       ---------      ---------
         Total liabilities                               147,958        129,124
                                                       ---------      ---------
Commitments and contingencies (notes 11 and 12)

STOCKHOLDERS' EQUITY
  Preferred stock-1,000,000 shares
    authorized; none issued                                   --             --

  Common stock-authorized, 10,000,000 shares of no
    par value; issued and outstanding, 2,894,376
    in 2003 and in 2002                                   23,853         23,853

    Accumulated deficit                                   (2,186)        (3,359)
    Accumulated other comprehensive income                    54            170
                                                       ---------      ---------
         Total stockholders' equity                       21,721         20,664
                                                       ---------      ---------
         Total liabilities and stockholders' equity    $ 169,679      $ 149,788
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 2003, 2002 and 2001
                  (Dollars in thousands, except per share data)

                                                2003        2002        2001
                                             ---------   ---------   ---------
INTEREST INCOME
  Loans, including fees                         $7,407      $5,958      $5,474
  Federal funds sold                                87          69         411
  Investment securities                            377         715         596
  Cash and due from banks                           12          17          19
                                             ---------   ---------   ---------
         Total interest income                   7,883       6,759       6,500

INTEREST EXPENSE
  Deposits                                       2,462       2,647       3,636
  Federal funds purchased                           30           6           7
  Borrowings                                        91         120          48
                                             ---------   ---------   ---------
         Total interest expense                  2,583       2,773       3,691
                                             ---------   ---------   ---------

         Net interest income                     5,300       3,986       2,809

PROVISION FOR LOAN LOSSES                          336         448         583
                                             ---------   ---------   ---------

         Net interest income after
           provision for loan losses             4,964       3,538       2,226
                                             ---------   ---------   ---------

NON-INTEREST INCOME
  Service fees on deposit accounts                 185         106          69
  Gains on sales of mortgage loans
    and fees, net                                4,148       3,075       2,572
  Other income                                     231          77          38
  Gains on sales of investment
    securities, net                                  6          10          75
                                             ---------   ---------   ---------
         Total non-interest income               4,570       3,268       2,754
                                             ---------   ---------   ---------
NON-INTEREST EXPENSE
  Salaries and employee benefits                 4,593       3,549       3,147
  Occupancy expense                              1,131       1,038         840
  Advertising and business promotion               479         262         168
  Stationery and supplies                          258         182         134
  Data processing                                  277         235         179
  Other operating expenses                       1,479       1,253       1,005
                                             ---------   ---------   ---------
         Total  non-interest expense             8,217       6,519       5,473
                                             ---------   ---------   ---------
         Income (loss) before income taxes       1,317         287        (493)

PROVISION FOR INCOME TAXES                         144         108          67
                                             ---------   ---------   ---------
         NET INCOME (LOSS)                      $1,173        $179       $(560)
                                             =========   =========   =========

Per share data
  Net income (loss) basic                        $0.41       $0.10      $(0.32)
                                             =========   =========   =========
  Net income (loss) diluted                      $0.40       $0.10      $(0.32)
                                             =========   =========   =========

Weighted average shares
  outstanding-basic                          2,894,376   1,870,919   1,734,956
Weighted average shares
  outstanding-diluted                        2,914,622   1,879,319   1,734,956

          See accompanying notes to consolidated financial statements.

                                     SOMERSET HILLS BANCORP AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity
                                  Years ended December 31, 2003, 2002 and 2001
                                             (Dollars in Thousands)

                                                                                Accumulated
                                                                                    Other
                                                                               Comprehensive
                                                      Common      Accumulated  Income (loss),   Comprehensive
                                                      Stock         Deficit      Net of Tax     Income (Loss)    Total
                                                     --------     -----------  --------------   -------------    ------
Balance at December 31, 2000                         $ 15,866       $(2,978)        $  13                       $12,901
  Net loss                                                 --          (560)           --            $(560)        (560)
  Other comprehensive loss, net of
    reclassification adjustments                           --            --           (13)             (13)         (13)
                                                     --------       -------         -----         --------      -------
  Total comprehensive loss                                                                           $(573)
                                                                                                  ========

Balance at December 31, 2001                           15,866        (3,538)           --                        12,328
  Issuance of 1,104,000 shares of common stock,
    net of offering costs of $1,121,000                 7,987            --            --               --        7,987

  Net income                                               --           179            --              179          179
  Other comprehensive income, net of
    reclassifications adjustments                          --            --           170              170          170
                                                     --------       -------         -----         --------      -------
  Total  comprehensive income                                                                         $349
                                                                                                  ========
Balance at December 31, 2002                           23,853        (3,359)          170                        20,664

  Net income                                               --         1,173            --            1,173        1,173
  Other comprehensive income, net of
    reclassifications adjustments                          --            --          (116)            (116)        (116)
                                                     --------       -------         -----         --------      -------
  Total  comprehensive income                                                                       $1,057
                                                                                                  ========
Balance at December 31, 2003                          $23,853       $(2,186)          $54                       $21,721
                                                     ========       =======         =====                       =======

          See accompanying notes to consolidated financial statements.

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001
                             (Dollars in Thousands)

                                                                          2003         2002         2001
                                                                        --------     --------     --------
OPERATING ACTIVITIES
  Net income (loss)                                                    $   1,173    $     179    $    (560)
  Adjustments to reconcile net income(loss) to net cash provided by
      (used in) operating activities
      Depreciation and amortization                                          520          442          440
      Provision for loan losses                                              336          448          583
      Gain on sale of equipment                                               --           --           (6)
      Gains on sales of investment securities, net                            (6)         (10)         (75)
      Mortgage loans originated for sale                                (505,384)    (320,978)    (222,971)
      Proceeds from mortgage loan sales                                  526,693      318,976      211,885
      Gain on sale of mortgage loans                                      (4,148)      (3,075)      (2,572)
      Decrease (increase) in accrued interest receivable                      57          (46)           3
      (Increase) decrease in other assets                                   (100)         (68)         245
      (Decrease) increase in accrued interest payable                         (1)           2           35
      Increase in other liabilities                                          127          214          433
                                                                       ---------    ---------    ---------
            Net cash provided by (used in) operating activities           19,267       (3,916)     (12,560)
                                                                       ---------    ---------    ---------

INVESTING ACTIVITIES
  Purchases of investment securities available-for-sale                  (13,461)     (17,363)     (17,749)
  Purchases of investment securities held to maturity                     (6,117)          --           --
  Maturity and  payments of investment securities available-for-sale      15,707       14,979        7,006
  Proceeds from sale of  investment securities available-for-sale          1,000        1,009        2,577
  Cash paid to acquire business                                               --           --          (13)
  Net increase in loans receivable                                       (14,440)     (26,131)     (12,915)
  Proceeds from sale of equipment                                              3           --           12
  Purchases of premises and equipment                                       (228)        (634)         (78)
  Purchase of bank owned life insurance                                   (5,000)          --           --
  Increase in bank owned life insurance                                     (122)          --           --
                                                                       ---------    ---------    ---------
            Net cash used in investing activities                        (22,658)     (28,140)     (21,160)
                                                                       ---------    ---------    ---------

FINANCING ACTIVITIES
  Net proceeds from sale of common stock                                      --        7,987           --
  (Decrease) increase in Federal Home Loan Bank advances                  (1,500)          --        2,500
  Net increase in demand deposits and savings accounts                    32,200       15,736       37,253
  Net (decrease) increase in certificates of deposit                     (11,993)       6,755       (3,164)
                                                                       ---------    ---------    ---------
            Net cash provided by financing activities                     18,707       30,478       36,589
            Net increase (decrease) in cash and cash equivalents          15,316       (1,578)       2,869
Cash and cash equivalents at beginning of period                           9,451       11,029        8,160
                                                                       ---------    ---------    ---------

Cash and cash equivalents at end of period                             $  24,767    $   9,451    $  11,029
                                                                       =========    =========    =========

Supplemental information:
  Cash paid during the year for:
    Interest                                                           $   2,584    $   2,771    $   3,655
                                                                       =========    =========    =========
    Income taxes                                                       $     137    $     106    $      45
                                                                       =========    =========    =========

          See accompanying notes to consolidated financial statements.

                     SOMERSET HILLS BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.)  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP). The financial statements include the accounts of the Company and its wholly-owned subsidiary, Somerset Hills Bank (the
          Bank) and its wholly-owned subsidiary, Sullivan Financial Services, Inc. The financial statements include the operations of Sullivan
          Financial Services, Inc. from the date of acquisition. All material intercompany balances and transactions have been eliminated in the financial statements.

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

          As of December 31, 2003 and 2002, the company had unamortized goodwill in the amount of $1,191,000, respectively, as a result of the acquisition of Sullivan Financial

          Services Inc. for which the amortization ceased upon the adoption of Statement No. 142. If SFAS No. 142 had been adopted in 2001 and 2000 net loss before income taxes would have decreased as a result of ceasing the amortization of goodwill by the year ended December 31, 2001 and the basic and diluted net income (loss) per common share would have been as follows:


                                                For the year ended December 31,
                                                 2003        2002        2001
                                               --------    --------    --------

          Reported net income (loss)             $1,173        $179       $(560)
          Add back: Goodwill amortization            --          --          65
                                               --------    --------    --------
          Adjusted net income (loss)             $1,173        $179       $(495)
                                               ========    ========    ========

          Net income (loss) per
            basic share                           $0.41       $0.10       $(.34)
          Net income (loss) per
            diluted share                         $0.40       $0.10       $(.34)
          Goodwill amortization                      --          --       $0.04
                                               --------    --------    --------
          Adjusted net income (loss)
            per basic share                       $0.41       $0.10       $(.30)
                                               ========    ========    ========
          Adjusted net income (loss)
            per diluted share                     $0.40       $0.10       $(.30)
                                               ========    ========    ========


          c)   CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2003 and 2002 is $148,000 and $85,000, respectively, representing reserves required by banking regulations.

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

          e)   Stock-Based Compensation

          At December 31, 2003, the Company has three stock-based plans, which are described more fully in note 10. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

                                                   Years Ended December 31,
                                                 2003        2002        2001
                                               --------    --------    --------

          Net income (loss), as reported         $1,173        $179       $(560)
          Deduct: Total stock-based
             Compensation expense determined
             under fair value based method
             for all awards, net of relaxed
             tax effect                             (39)       (133)       (394)
                                               --------    --------    --------

          Pro forma net income (loss)            $1,134         $46       $(954)

          Net income (loss) per share:
             Basic-as reported                    $0.41       $0.10      $(0.34)
             Basic-pro forma                      $0.39       $0.03      $(0.58)

             Diluted-as reported                  $0.40       $0.10      $(0.34)
             Diluted-pro forma                    $0.39       $0.03      $(0.58)

          The per share weighted-average fair values of stock options granted during 2003, 2002 and 2001 were $2.79, $3.18 and $3.29, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 3.29%, 4.39% and 4.99%, and expected lives of 7, 7 and 10 years.

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

          Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are considered delinquent when they become 30 or more days past due. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

          A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows or as a practical expedient, at the loans observable market price, or the fair value of the underlying collateral. Loans are charged off when the probability of collecting the amounts due is unlikely. At December 31, 2003 and 2002, the Company had no impaired loans.

          g)   LOANS HELD FOR SALE

          Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Market value is determined by purchase commitments from investors and prevailing market prices. Loans are sold with servicing released; the gain or loss on sale is recorded on the settlement date.

          h)   PREMISES AND EQUIPMENT

          Land is stated at cost. Buildings and improvements and furniture, fixtures and equipment are stated at cost, less accumulated depreciation computed on the straight-line method over the estimated lives of each type of asset. Estimated useful lives are five to thirty- nine and one half years for buildings and improvements and three to five years for furniture, fixtures and equipment. Leasehold improvements are stated at cost less accumulated amortization computed on the straight-line method over the shorter of the term of the lease or useful life. Significant renewals and improvements are capitalized. Maintenance and repairs are charged to operations as incurred.

          i)   GOODWILL

          On March 13, 2000, the Bank acquired Sullivan Financial Services, Inc. for 81,188 shares of common stock (valued at $1,100,000) of the Bank, now the Company. This acquisition was accounted for under the purchase method of accounting. This acquisition resulted in the Bank recording goodwill of approximately $1,306,000, which, prior to the adoption of SFAS No. 142, was being amortized on a straight-line basis over 20 years. Amortization of goodwill was approximately $65,000 for the year ended December 31, 2001. The Company no longer amortizes goodwill in accordance with SFAS No. 142, thereby eliminating an annual amortization expense of approximately $65,000. The Company has determined that there is no goodwill impairment at December 31, 2003.

          j)   INCOME TAXES

          Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

          k)   INCOME (LOSS) PER SHARE

          Basic income (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted income
          (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Income (loss) per share is computed based on the weighted average number of shares of common stock outstanding. All per share amounts have been restated for the effect of the 5% stock distribution made on May 15, 2002 and June 30, 2003.

          l)   COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) includes net loss and unrealized gains and losses on investment securities available for sale.

          No income tax expense or benefit was recorded on the Company's investment securities available for sale because of the Company's cumulative net operating losses to date.

          m)   RECLASSIFICATIONS

          Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

NOTE 2 -  INVESTMENT SECURITIES

          The amortized cost, gross unrealized gains and losses,  and fair value
          of  the  Company's   investment   securities   held  to  maturity  and
          available-for-sale are as follows (in thousands):

                                                    Gross      Gross
          HELD TO MATURITY             Amortized  Unrealized  Unrealized  Market
          ----------------                Cost      Gains      Losses     Value
                                       ---------  ----------  ----------  ------

          2003
          ----
          U.S. Government and
             Agency Securities          $ 5,497      $ 21       $(21)    $ 5,497
          Obligations of US States and
             Political Subdivisions         620         4         --         624
                                        -------      ----       ----     -------
             Total held to maturity     $ 6,117      $ 25       $(21)    $ 6,121
                                        =======      ====       ====     =======

          AVAILABLE FOR SALE

          2003
          ----
          U.S. Government and
             Agency Securities          $ 7,485      $  3       $ --     $ 7,488
          Mortgage Backed Securities      3,035        38         (3)      3,070
          Collaterized Mortgage
            Obligations                   4,195        24         (8)      4,211
          FHLBNY stock                      655        --         --         655
          Other equity securities            30        --         --          30
                                        -------      ----       ----     -------
             Total available-for-sale   $15,400       $65       $(11)    $15,454
                                        =======      ====       ====     =======

          2002
          ----
          U.S. Government and
             Agency Securities          $ 1,000      $ 15       $ --     $ 1,015
          Mortgage Backed Securities      5,918        86         (4)      6,000
          Collaterized Mortgage
            Obligations                  11,312        78         (5)     11,385
          FHLBNY stock                      380        --         --         380
          Other equity securities            30        --         --          30
                                        -------      ----       ----     -------
             Total available-for-sale   $18,640      $179       $ (9)    $18,810
                                        =======      ====       ====     =======

          The Company did not have any investment securities held to maturity at December 31, 2002.

          The amortized cost and fair value of the Company's investment securities held to maturity and available-for-sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).


                                                 Amortized          Market
             HELD TO MATURITY                      Cost             Value
             ----------------                    ---------          -----

          Due in five years to ten years           $1,000             $  986
          Due after ten years                       5,117              5,135
                                              -------------      -------------
                                                   $6,117             $6,121
                                              =============      =============

          AVAILABLE FOR SALE

          Due in one year to five                 $ 7,191            $ 7,193
          Due in five years to ten years              509                510
          Due after ten years                       7,015              7,066
          Equity securities                           685                685
                                              -------------      -------------
                                                  $15,400            $15,454
                                              =============      =============

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 is as follows:

                                                       LESS THAN 12 MONTHS   12 MONTHS OR LONGER           TOTAL
                                                       --------------------  --------------------   --------------------
          HELD TO MATURITY                             Market    Unrealized  Market    Unrealized   Market    Unrealized
                                                        Value      Losses     Value      Losses      Value      Losses
                                                       -------   ----------  ------    ----------   -------   ----------
          U.S. Government and Agency Securities         $1,979       $21       $ --       $ --       $1,979       $21
          Municipal securities                             261        --         --         --          261        --
                                                        ------       ---       ----       ----       ------       ---
            Total temporarily impaired securities       $2,240       $21       $ --       $ --       $2,240       $21
                                                        ======       ===       ====       ====       ======       ===

                                                       LESS THAN 12 MONTHS   12 MONTHS OR LONGER           TOTAL
                                                       --------------------  --------------------   --------------------
          AVAILABLE FOR SALE                           Market    Unrealized  Market    Unrealized   Market    Unrealized
                                                        Value      Losses     Value      Losses      Value      Losses
                                                       -------   ----------  ------    ----------   -------   ----------
          Mortgage Backed Securities                    $1,415       $ 3       $ --       $ --       $1,415       $ 3
          Collateralized Mortgage Obligations              983         8         --         --          983         8
                                                        ------       ---       ----       ----       ------       ---

            Total temporarily impaired securities       $2,398       $11       $ --       $ --       $2,398       $11
                                                        ======       ===       ====       ====       ======       ===

          At December 31, 2003, there are no securities available for sale or securities held to maturity with gross unrealized losses that have been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company's investment portfolios is due primarily to interest rate fluctuations.

          For the years ended December 31, 2003, 2002 and 2001 the gross proceeds on sales of securities were approximately $1,300,000, $1,025,000 and $2,607,000, respectively. For the years ended December 31, 2003, 2002 and 2001 the gross gain on sales of securities were approximately $6,000, $10,000 and $75,000, resepectively. There were no gross losses on sales of securities for the years ended December 31, 2003, 2002 and 2001.

          Securities with an amortized cost of $0.4 million and $1.4 million, respectively, were pledged to secure public funds on deposit at December 31, 2003 and 2002.

          The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

NOTE 3 - LOANS

          Loans are summarized as follows (in thousands):

                                                             December 31,
                                                      -------------------------
                                                         2003            2002
                                                      ---------        --------

          Commercial and commercial real estate        $ 78,625        $ 68,451
          Residential real estate                         3,192           2,872
          Consumer, installment and home equity          27,111          23,306
                                                       --------        --------
                                                       $108,928        $ 94,629
          Less
             Allowance for loan losses                   (1,417)         (1,256)
             Deferred fees                                 (137)           (104)
                                                       --------        --------
                                                       $107,374        $ 93,269
                                                       ========        ========

          There were approximately $0 and $137,000 of loans classified as non-performing (past due 90 days or more) as of December 31, 2003 and 2002, respectively.

          In the ordinary course of business, the Company grants loans to stockholders, officers, directors, and their affiliates. All loan transactions entered into between the Company and such related parties were made on the same terms and conditions as transactions with all other parties. The aggregate amount of these loans outstanding at December 31, 2003 and 2002 was approximately $3,635,000 and $2,229,000 respectively. During 2003, new loans to such related parties amounted to approximately $2,987,000 and repayments amounted to approximately $1,581,000.

          Changes in the allowance for loan losses, were as follows (in thousands):

                                                        December 31,
                                              -------------------------------
                                               2003         2002         2001
                                              -------      -------      -----

          Balance at beginning of year         $1,256       $  882       $408
          Chargeoffs                             (210)         (79)      (112)
          Recoveries                               35            5          3
          Provision charged to operations         336          448        583
                                              -------      -------      -----
          Balance at end of year               $1,417       $1,256       $882
                                              =======      =======      =====

NOTE 4 - PREMISES AND EQUIPMENT

          Premises and equipment are as follows (in thousands):

                                                                December 31,
                                                            -------------------
                                                              2003        2002
                                                            -------     -------

          Land                                               $  592      $  592
          Buildings  and improvement                          2,694       2,694
          Furniture, fixtures and equipment                   1,284       1,216
          Leasehold improvements                                473         446
          Computer equipment and software                       711         618
                                                            -------     -------
                                                              5,754       5,566
          Less accumulated depreciation and amortization     (1,968)     (1,485)
                                                            -------     -------
          Total premises and equipment, net                  $3,786      $4,081
                                                            =======     =======

          Depreciation charged to operations amounted to approximately $520,000, $442,000 and $375,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 5 - CERTIFICATES OF DEPOSIT

          At December 31, 2003, a summary of the maturity of certificates of deposit is as follows (in thousands):

                            2004           $18,360
                            2005             4,049
                            2006             2,356
                            2007             3,631
                            2008             2,149
                                          ---------
                                           $30,545
                                          =========

          Deposits held at the Company by related parties, which include executive officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $5,725,000 and $6,291,000 at December 31, 2003 and 2002, respectively.

NOTE 6 - BORROWINGS

          a)   FEDERAL HOME LOAN BANK BORROWING

          As of December 31, 2003 and 2002, the Company had an approved borrowing capacity with the Federal Home Loan Bank of New York (FHLB), based on total assets and collateral available, collateralized by FHLB stock investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 4.60% at December 31, 2003 and 3.62% to 5.57% at December 31, 2002. At December 31, 2003 and 2002, $1,000,000 and $2,500,000, respectively, in borrowings were outstanding with the FHLB, and mature between one and a half and nine years.

          b)   CREDIT LINES AND BORROWINGS

          The Company has four lines of credit with financial institutions aggregating $17,500,000 at December 31, 2003, collateralized by investment securities. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding as of December 31, 2003 and 2002, respectively.

NOTE 7 - INCOME TAXES

          Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company's assets and liabilities.

          The components of income taxes (benefit) are summarized as follows (in thousands):

                                                 December 31,
                                           -----------------------
                                            2003     2002     2001
                                           -----    -----    -----
             Current Tax Expense:
                 Federal                   $  --    $  --    $  --
                 State                       144      108       67
                                           -----    -----    -----
                                            $144     $108      $67
             Deferred Tax Benefit:
                 Federal                   $  --    $  --    $  --
                 State                        --       --       --
                                           -----    -----    -----
                                              --       --       --
                                           -----    -----    -----
                                            $144     $108      $67
                                           =====    =====    =====

          The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

                                                          December 31,
                                                 ------------------------------
                                                  2003        2002        2001
                                                 ------      ------      ------
          State income tax                         $448        $ 97       $(168)
          Add (deduct) effect of:
            State income taxes net of federal
              income tax effect                      14         (43)        (69)
            State income tax on subsidiaries
              net income net of fed benefit          91          65          44
          Change in valuation reserve              (441)        (41)        222
          Meals and entertainment                    41          20          14
          Goodwill                                   --          --          22
          Other                                      (9)         10           2
                                                 ------      ------      ------

                                                   $144        $108       $  67
                                                 ======      ======      ======

          The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                 2003      2002
                                                                ------    ------
          Deferred tax assets:
             Allowance for loan losses                          $  566    $  502
             Organization and start-up costs                        --        18
             Non accrual interest                                    4        --
             Charitable contribution carryover                       8         4
             Depreciation                                           (7)       42
             Prepaid AMA NJ Tax                                      4         4
             NOL carryover                                         711     1,232
                                                                ------    ------
                                                                 1,286     1,802
          Valuation allowance                                      920     1,338
                                                                ------    ------
                                                                   366       464
                                                                ------    ------

          Deferred tax liabilities:
             Tax bad debt                                          344       396
             Unrealized gains on securities available for sale      22        68
                                                                ------    ------
                                                                   366       464
                                                                ------    ------


          Net deferred tax assets                               $   --    $   --
                                                                ======    ======

          At December 31, 2003, the bank has federal and state income tax loss carryforwards of approximately $1,289,000 and $4,592,000, respectively which expire through 2011 for state tax purposes and through 2021 for federal purposes. The State of New Jersey passed legislation in 2002 which affects New Jersey net operating losses carried forward from 2001. These losses may not be utilized until the 2004 tax year. The state has extended the expiration of these net-operating losses for two years. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The balance of the valuation allowance at December 31, 2003 was $920,000 which reduced the deferred tax asset to zero.

NOTE 8 - RELATED PARTY TRANSACTIONS

          A director of the Company is a member of the law firm, which represents the Company as general counsel. The Company paid fees to this law firm, relating to general corporate matters, of approximately $55,000, $97,000 and $139,000 during the years ended December 31, 2003, 2002 and 2001, respectively. This law firm had approximately $4,585,000 and $4,941,000 of deposits held with the company as of December 31, 2003 and 2002, respectively. The law firm had outstanding loan balances of $193,645 and $1,661,244 at December 31, 2003 and 2002, respectively, in connection with two term loans made by the Bank.

NOTE 9 - NET INCOME (LOSS) PER SHARE

          The Company's calculation of net income (loss) per share is as follows:

                                                           (in thousands,
                                                       except per share data)
                                                      Year Ended December 31,
                                                         2003     2002      2001
                                                     ------   ------   -------
          Basic earnings (loss) per share:
            Net income (loss)                        $1,173     $179     $(560)

          Average number of shares outstanding        2,894    1,782     1,652
                                                     ------   ------   -------

          Basic earnings (loss) per share             $0.41    $0.10     $(.34)
                                                     ======   ======   =======

          Diluted earnings (loss) per share:

            Net income (loss)                        $1,173     $179     $(560)

          Average number of shares of common stock
          and equivalents outstanding:
            Average common shares outstanding         2,894    1,782     1,652

          Additional shares considered in diluted
          computation assuming:
            Exercise of options and warrants             21        8        --
                                                     ------   ------   -------

          Average number of shares outstanding
          On a diluted basis                          2,915    1,790     1,652
                                                     ------   ------   -------

          Diluted earnings (loss) per share           $0.40    $0.10     $(.34)
                                                     ======   ======   =======


NOTE 10 - STOCK OPTION PLANS AND WARRANTS

          The Board of Directors of the Company adopted three stock option plans, for the members of the board of directors, executive officers, and certain employees of the Bank.

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

          A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001 and the change during the years ended is represented below:

                                                   Number of    Weighted average
                                                      Shares      exercise price
                                             ---------------    ----------------

          Outstanding at December 31, 2000           324,972               $9.50

          Granted                                    144,428                8.10
          Forfeited                                   (4,134)               9.49
                                             ---------------    ----------------

          Outstanding at December 31, 2001           465,266                9.05

          Granted                                     18,377                8.01
          Forfeited                                     (220)               9.48
                                             ---------------    ----------------

          Outstanding at December 31, 2002           483,423                9.02
                                             ---------------    ----------------

          Granted                                     29,086                8.03
          Forfeited                                  (22,058)               8.75
                                             ---------------    ----------------

          Outstanding at December 31, 2003           490,451               $8.97
                                             ===============    ================

          At December 31, 2003, 2002 and 2001, the number of options exercisable was 447,256, 383,600 and 290,850, respectively, and the weighted-average price of those options was $9.11, $9.64 and $9.93, respectively.

          At December 31, 2003 and 2002, there were 60,799 and 70,608 additional shares available for grant under the Plans. During 2003, 29,086 options were granted. During 2002, 18,377 options were granted.

          The following table summarizes information about options outstanding at December 31, 2003:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                               ------------------------------------------------      -------------------------------
                                                                                       Number
                                                    Weighted           Weighted      outstanding
                               Number               average            average            at          Weighted
          Range of             outstanding at       remaining          exercise      December 31,     average
          exercise prices      December 31, 2003    contractual life   price             2003         exercise price
          ---------------      -----------------    ----------------   --------      -----------      --------------
          $7.17 - $9.98                  484,938    5.15 years         $8.94               441,743    $9.08
          $11.68                           5,513    5.38 years         $11.68                5,513    $11.68
                               ------------------                                   ---------------
                                         490,451                                           447,256
                               ==================                                   ===============

          In November of 2002, the Company sold 1,104,000 units of its' common stock in a public offering. Each unit consists of one share of common stock and one warrant to purchase 1.05 shares of common stock at a price per share of $9.19 at any time until November 30, 2006. At December 31, 2003 there were 1,104,000 warrants outstanding.

          The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 15% of the amount of the salary redution the employee elects to defer up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company's contribution to the Plan was approximately $22,800, $7,100 and $6,300 for the years ended December 31, 2003, 2002 and 2001, respectively.


NOTE 11 - COMMITMENTS

          a)   Lease Commitments

          The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2010. Rental expense was approximately $304,000, $330,000 and $217,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

          The following is a schedule of minimum rental commitments under operating leases at December 31, 2003 (in thousands):


                               2004                    $  259
                               2005                       199
                               2006                       159
                               2007                       162
                               2008                       135
                               Thereafter                 237
                                                      -------
                               Total                   $1,151
                                                      =======


          b)   Employment Agreements

          The Company has entered into employment agreements with several key executives. These agreements provide for terms through March 2005. Pursuant to these agreements, the named individuals will receive base salaries and certain increases as defined in these agreements.

          c)   Commitment to Extend Credit

          Sullivan Financial Services, Inc. (Sullivan) is a mortgage banker engaged in extending mortgage commitments to customers on behalf of investor companies. Sullivan also directly issues mortgage commitments to extend financing for FHA an VA mortgages. In certain instances the mortgage commitments Sullivan directly issues are closed in Sullivan's name as lender and simultaneously assigned at closing to a mortgage banker who finances the mortgage (via table funding). In other instances, Sullivan closes the qualifying mortgage on its warehouse line and later sells and/or assigns the mortgage loan to an investor company. Sullivan also brokers loans, which are funded by a mortgage banker.

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

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK

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

          The Company had the following approximate  off-balance-sheet financial
          instruments   whose  contract   amounts   represent  credit  risk  (in
          thousands):

                                                                December 31,
                                                            -------------------
                                                             2003        2002
                                                            -------     -------
          Commitments to extend credit and unused lines
            of credit                                       $50,528     $38,789
          Letters of credit---standby and performance         1,287         945
                                                            -------     -------
                                                            $51,815     $39,734
                                                            =======     =======

          Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case-basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had extensions of credit outstanding to related parties for approximately $6,152,000 and $2,739,000 at December 31, 2003 and 2002, respectively.

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


NOTE 13 - REPORTABLE SEGMENTS

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

          The  following  table  sets  forth  certain   information   about  the
          reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2003 (in thousands).

                                       The Bank         Sullivan Financial     Eliminating
                                      and Bancorp         Services, Inc.         Entries        Consolidated
                                      -----------       ------------------     -----------      ------------
         Interest income               $  7,421              $1,748             $ (1,286)        $  7,883
         Interest expense                 2,583               1,286               (1,286)           2,583
         Provision for loan losses          336                  --                    --             336
         Non-interest income                505               4,149                  (84)           4,570
         Non-interest expense             4,719               3,726                  (84)           8,361
         Net Income                         288                 885                    --           1,173
         Total assets                  $192,118              $9,401             $(31,840)        $169,679

          The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2002 (in thousands).

                                       The Bank         Sullivan Financial     Eliminating
                                      and Bancorp         Services, Inc.         Entries        Consolidated
                                      -----------       ------------------     -----------      ------------
          Interest income              $  6,484              $   769            $   (494)        $  6,759
          Interest expense                2,773                  494                (494)           2,773
          Provision for loan losses         448                   --                  --              448
          Non-interest income               268                3,088                 (88)           3,268
          Non-interest expense            3,974                2,741                 (88)           6,627
          Net Income (loss)               (443)                  622                   --             179
          Total assets                 $149,057              $25,995            $(25,264)        $149,788


          The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2001. (in thousands)

                                       The Bank         Sullivan Financial     Eliminating
                                      and Bancorp         Services, Inc.         Entries        Consolidated
                                      -----------       ------------------     -----------      ------------
          Interest income            $  6,470              $   695             $(665)          $  6,500
          Interest expense              3,690                  666              (665)             3,691
          Provision for loan losses       583                   --                --                583
          Non-interest income             240                2,572               (58)             2,754
          Non-interest expense          3,365                2,233               (58)             5,540
          Net Income (loss)             (928)                  368                --               (560)
          Total assets               $101,029              $18,243             $  --           $119,272

NOTE 14 - REGULATORY MATTERS

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

          Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2003, management believes that the Bank meets all capital adequacy requirements to which it is subject.

          The Bank's actual capital amounts and ratios are presented in the tables (in thousands):

                                                                                    For capital           For classification
                                                           Actual                Adequacy Purposes        as Well Capitalized
                                                       --------------            -----------------        -------------------
                                                       Amount   Ratio              Amount   Ratio           Amount   Ratio
                                                       -------  -----            ---------  ------        ---------  --------
          December 31, 2003:

          Total capital (to risk-weighted assets)      $17,906  12.94%             $11,067 >8.00%           $13,833 >10.00%
                                                                                           -                        -
          Tier I capital (to risk-weighted assets)      16,489  11.92%               5,533 >4.00%             8,300 >6.00%
                                                                                           -                        -
          Tier I capital (to average assets)            16,489  9.52%                6,928 >4.00%             8,600 >5.00%

          December 31, 2002:

          Total capital (to risk-weighted assets)      $16,572  13.61%              $9,739 >8.00%           $12,174 >10.00%
                                                                                           -                        -
          Tier I capital(to risk-weighted assets)       15,316  12.58%               4,869 >4.00%             7,304 >6.00%
                                                                                           -                        -
          Tier I capital (to average assets)            15,316  11.23%               5,457 >4.00%             6,821 >5.00%
                                                                                           -                        -

          As of December 31, 2003 and 2002, the Bank's ratio of equity capital to total assets was 10.45% and 11.13%, respectively.


          The Company's actual capital amounts and ratios are presented in the tables (in thousands):

                                                                                    For capital           For classification
                                                           Actual                Adequacy Purposes        as Well Capitalized
                                                       --------------            -----------------        -------------------
                                                       Amount   Ratio              Amount   Ratio           Amount   Ratio
                                                       -------  -----            ---------  ------        ---------  --------
          December 31, 2003:

          Total capital (to risk-weighted assets)      $21,893  15.83%             $11,067 >8.00%           $13,833 >10.00%
                                                                                           -                        -
          Tier I capital (to risk-weighted assets)      20,476  14.80%               5,533 >4.00%              8,300 >6.00%
                                                                                           -                        -
          Tier I capital (to average assets)            20,476  11.82%               6,928 >4.00%              8,600 >5.00%
                                                                                           -                        -

          December 31, 2002:

          Total capital (to risk-weighted assets)      $20,559  16.89%              $9,739 >8.00%           $12,174 >10.00%
                                                                                           -                        -
          Tier I capital(to risk-weighted assets)       19,303  15.86%               4,869 >4.00%             7,304 >6.00%
                                                                                           -                        -
          Tier I capital (to average assets)            19,303  14.15%               5,457 >4.00%             6,821 >5.00%
                                                                                           -                        -

          As of December 31, 2003 and 2002, the Company's ratio of equity capital to total assets was 12.80% and 13.80%, respectively.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $24,767,000 and $9,451,000 approximates fair value at December 31, 2003 and 2002, respectively.

          The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. The recorded value of loans held for sale is approximately $5,110,000 and $22,271,000 at December 31, 2003 and 2002, respectively, and approximates their fair value.

          The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

                                                                 2003                        2002
                                                        -----------------------     -----------------------
                                                         Carrying     Estimated      Carrying     Estimated
                                                           Amount    Fair Value        Amount    Fair Value
                                                        ---------    ----------     ---------    ----------
          Investment securities - held to maturity       $  6,117      $  6,121       $    --       $    --
          Investment securities - available for sale     $ 15,454      $ 15,454       $18,810       $18,810
          Loans, net of deferred fees                    $108,791      $109,136       $94,525       $94,601


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

                                                                 2003                        2002
                                                        -----------------------     -----------------------
                                                         Carrying     Estimated      Carrying     Estimated
                                                           Amount    Fair Value        Amount    Fair Value
                                                        ---------    ----------     ---------    ----------
          Time deposits                                  $30,545       $31,344      $42,538       $43,047

          The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

                                                                 2003                        2002
                                                        -----------------------     -----------------------
                                                         Carrying     Estimated      Carrying     Estimated
                                                           Amount    Fair Value        Amount    Fair Value
                                                        ---------    ----------     ---------    ----------
          Federal Home Loan Bank Borrowings              $1,000        $1,029       $2,500        $2,660

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

NOTE 16 - PARENT COMPANY ONLY

          The following information on the parent only financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

          STATEMENTS OF FINANCIAL CONDITION

                                                             2003        2002
                                                           --------    --------
          Assets:
            Cash and due from subsidiaries                  $ 3,987     $ 3,998
            Investment in subsidiaries                       17,734      16,677
                                                           --------    --------
               Total assets                                 $21,721     $20,675
                                                           ========    ========

          Liabilities:
            Other liabilities                               $    --     $    11
                                                           --------    --------

          Stockholders' equity:
            Common stock                                     23,853      23,853
            Other comprehensive income, net of taxes             54         170
            Accumulated deficit                              (2,186)     (3,359)
                                                           --------    --------
               Total stockholders' equity                    21,721      20,664
                                                           --------    --------

               Total liabilities and stockholders' equity   $21,721     $20,675
                                                           ========    ========

          The following information on the parent only operating statements and cash flows as of December 31, 2003, 2002 and 2001 for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

          STATEMENTS OF OPERATIONS

                                                                     2003       2002       2001
                                                                    -------    -------    -------
          Equity in undistributed income (loss) of subsidiaries      $1,173     $  179    $  (560)
            Net income (loss)                                        $1,173     $  179    $  (560)
                                                                    =======    =======    =======

          STATEMENTS OF CASH FLOWS

          Cash flows from operating activities:
            Net income (loss)                                        $1,173     $  179    $  (560)
              Equity in undistributed income (loss) of
                the subsidiaries                                     (1,173)      (179)       560
              (Decrease) increase in other liabilities                  (11)        11         --
                                                                    -------    -------    -------
              Net cash (used in) provided by operating activities       (11)        11         --
                                                                    -------    -------    -------

          Cash flows from investing activities:
            Investment in subsidiaries                                   --     (4,000)        --
                                                                    -------    -------    -------
              Net cash used in financing activities                      --     (4,000)        --
                                                                    -------    -------    -------

          Cash flows from financing activities:
            Proceeds from sale of stock, net                             --      7,987         --
                                                                    -------    -------    -------
              Net cash provided by financing activities                  --      7,987         --
                                                                    -------    -------    -------
              Net change in cash for the period                         (11)     3,998         --
              Net cash at beginning of year                           3,998         --         --
                                                                    -------    -------    -------
              Net cash at end of year                                $3,987     $3,998    $    --
                                                                    =======    =======    =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 25, 2004.


                                        SOMERSET HILLS BANCORP


                                          By:  /s/ Stewart E. Mcclure, Jr.
                                               ---------------------------------
                                        Stewart E. McClure, Jr.
                                        President, Chief Executive Officer
                                        and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 25, 2004.



/s/ Stewart E. McClure, Jr.
---------------------------
Stewart E. McClure, Jr.
President, Chief Executive Officer, and Chief Operating Officer

/s/ Gerard Riker
---------------------------
Gerard Riker
Executive Vice President and Chief Financial Officer

/s/ Edward B. Deutsch
---------------------------
Edward B. Deutsch
Chairman

/s/ Richard C. Fowler, Jr.
---------------------------
Richard C. Fowler, Jr.
Director

/s/ Stanley C. Gale
---------------------------
Stanley C. Gale
Director

/s/ Jerome J. Graham, Jr.
---------------------------
Jerome J. Graham, Jr.
Director

/s/ Desmond V. Lloyd
---------------------------
Desmond V. Lloyd
Director

/s/ Dennis C. Longwell
---------------------------
Dennis C. Longwell
Director

/s/ Paul F. Lozier
---------------------------
Paul F. Lozier
Director

/s/ Thomas J. Marino
---------------------------
Thomas J. Marino
Director

/s/ Thompson H. McDaniel
---------------------------
Thompson H. McDaniel
Director

/s/ Peter F. Muratore
---------------------------
Peter F. Muratore
Director

/s/ Gerald B. O'Connor
---------------------------
Gerald B. O'Connor
Director

/s/ Nicholas P. Rizzo
---------------------------
Nicholas P. Rizzo
Director

/s/ M. Gerald Sedam, II
---------------------------
M. Gerald Sedam, II
Director

/s/ Joseph M. Sullivan
---------------------------
Joseph M. Sullivan
Director

/s/ Sidney F. Wentz
---------------------------
Sidney F. Wentz
Director