Form 10QSB
period 2004-03-31
SOMERSET HILLS BANCORP
filed 2004-05-13
CIK 1189396

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2004

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ___________________ to _________________

                         Commission file number 0-50055
                                                -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12(b)-2 of the Securities and Exchange Act of 1934. Yes    No  X
                                                                        --    --

As of May 7, 2004 there were 2,901,486 shares of common stock, no par value, outstanding.

                             SOMERSET HILLS BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                         Page(s)

Item I.    Financial Statements
           Consolidated Balance Sheets
           As of March 31, 2004 (unaudited) and December 31, 2003             3

           Consolidated Statements of Income for the Three
           months ended March 31, 2004 and 2003 (Unaudited)                    4

           Consolidated Statements of Changes in Stockholders' Equity
           For the three months ended March 31, 2004 (Unaudited)               5

           Consolidated Statements of Cash Flows for the Three months
           Ended March 31, 2004 and 2003 (Unaudited)                           6

           Notes to Consolidated Financial Statements (Unaudited)            7-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10-14

Item 3.    Controls and Procedures                                            14


Part II - Other Information

Item 1.    Legal Proceedings                                                  15

Item 2.    Changes in Securities                                              15

Item 3.    Defaults Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 5.    Other Information                                                  15

Item 6.    Exhibits                                                           15

Signatures                                                                    16

Certifications                                                             17-18

Exhibit 32                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SOMERSET HILLS BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                                        March 31, 2004       December 31, 2003
------                                                                                        --------------       -----------------
                                                                                               (Unaudited)
Cash and due from banks                                                                            $   4,400              $   7,392
Interest bearing deposits at other banks                                                                 781                    175
Federal funds sold                                                                                     4,400                 17,200
                                                                                                   ---------              ---------

       Total cash and cash equivalents                                                                 9,581                 24,767

Loans held for sale                                                                                   13,089                  5,110
Investment securities held to maturity (Approximate
market value of $7,376 in 2004 and $6,121 in 2003)                                                     7,252                  6,117
Investment securities available-for-sale                                                              22,443                 15,454

Loans receivable                                                                                     108,503                108,928
                  Less allowance for Loan Losses                                                      (1,405)                (1,417)
                     Deferred fees                                                                      (149)                  (137)
                                                                                                   ---------              ---------

        Net loans receivable                                                                         106,949                107,374

Premises and equipment, net                                                                            3,713                  3,786
Goodwill, net                                                                                          1,191                  1,191
Bank owned life insurance                                                                              5,182                  5,122
Accrued interest receivable                                                                              536                    488
Other assets                                                                                             488                    270
                                                                                                   ---------              ---------

        Total assets                                                                               $ 170,424              $ 169,679
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Deposits:
      Non-interest bearing deposits-demand                                                         $  26,204              $  28,995
      Interest bearing deposits-NOW,
        money market and savings                                                                      91,246                 86,111
      Certificates of deposit, under $100,000                                                         20,494                 21,554
      Certificates of deposit, $100,000 and over                                                       8,882                  8,991
                                                                                                   ---------              ---------


                    Total deposits                                                                   146,826                145,651
                                                                                                   ---------              ---------

Federal Home Loan Bank advances                                                                        1,000                  1,000
Accrued interest payable                                                                                  93                     83
Other liabilities                                                                                        443                  1,224
                                                                                                   ---------              ---------

                   Total Liabilities                                                                 148,362                147,958
                                                                                                   ---------              ---------

STOCKHOLDERS' EQUITY:
   Preferred stock - 1,000,000 shares authorized, none issued                                             --                     --
   Common Stock-authorized 10,000,000 Shares
      of no par value; issued and outstanding,
      3,040,197 shares in 2004 and 3,039,095 in 2003                                                  23,863                 23,853
   Accumulated deficit                                                                                (1,964)                (2,186)
   Accumulated other comprehensive income                                                                163                     54
                                                                                                   ---------              ---------

              Total stockholders' equity                                                              22,062                 21,721

              Total liabilities and stockholders' equity                                           $ 170,424              $ 169,679
                                                                                                   =========              =========


      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              Three Months Ended
                                                                    March 31


                                                                 2004       2003
                                                                 ----       ----
INTEREST INCOME
   Loans, including fees                                       $1,561     $1,693
   Investment securities                                          251        119
   Federal funds sold                                              21         20
   Interest bearing deposits with other banks                       1          6
                                                               ------     ------
         Total interest income                                  1,834      1,838

INTEREST EXPENSE
   Deposits                                                       504        649
   Federal Home Loan Bank advances                                 12         26
                                                               ------     ------
        Total interest expense                                    516        675

Net interest income                                             1,318      1,163

Provision for loan losses                                          --         76
                                                               ------     ------

Net interest income after provision for loan losses             1,318      1,087
                                                               ------     ------

NON-INTEREST INCOME
   Service fees on deposit accounts                                67         37
   Gains on sales of mortgage loans, net                          409        889
   Gain on sale of investment securities                           --          6
   Other income                                                    85         16
                                                               ------     ------
      Total non-interest income                                   561        948
                                                               ------     ------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                 866      1,013
   Occupancy expense                                              294        287
   Advertising and business promotion                              94         97
   Stationery and supplies                                         45         62
   Data Processing                                                 67         71
   Other operating expense                                        291        356
                                                               ------     ------
      Total Non-Interest Expense                                1,657      1,886
                                                               ------     ------

Income  before provision for  taxes                               222        149

Provision for Income Taxes                                         --         39
                                                               ------     ------

     Net income                                                $  222     $  110
                                                               ======     ======

Per share data
    Net income basic                                           $ 0.07     $ 0.04
                                                               ======     ======
    Net income diluted                                         $ 0.06     $ 0.04
                                                               ======     ======


      See accompanying notes to unaudited consolidated financial statements

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                Accumulated
                                                                                   Other                                 Total
                                             Common          Accumulated       Comprehensive     Comprehensive        Stockholders'
                                             Stock             Deficit             Income            Income              Equity
                                            --------         -----------       -------------     -------------        -------------
Balance December 31, 2003                   $23,853            $(2,186)            $    54                 --            $21,721

Exercise of common stock warrants                10                 --                  --                 --                 10
Net income for the period                        --                222                  --            $   222                222
Other comprehensive income, net of
     reclassification adjustment                 --                 --                 109                109                109
                                            -------            -------             -------            -------            -------
             Total comprehensive income                                                               $   331
                                                                                                      =======
Balance March 31, 2004                      $23,863            $(1,964)            $   163                               $22,062
                                            =======            =======             =======                               =======

      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                         2004                2003
                                                                                                         ----                ----
OPERATING ACTIVITIES:
 Net income                                                                                            $    222            $    110
Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization                                                                              118                 128
 Provision for loan losses                                                                                   --                  76
 Gain on sales of investment securities                                                                      --                  (6)
 Mortgage loans originated for sale                                                                     (52,379)            (95,953)
 Proceeds from mortgage loan sales                                                                       44,809              95,610
 Gain on sale of mortgage loans                                                                            (409)               (889)
 Increase (decrease) in accrued interest receivable                                                         (48)                 71
 Increase in other assets                                                                                  (218)                (83)
 Increase in accrued interest payable                                                                        10                   2
 Decrease in other liabilities                                                                             (781)               (298)
                                                                                                       --------            --------

  Net cash used in operating activities                                                                  (8,676)             (1,232)
                                                                                                       --------            --------

INVESTING ACTIVITIES:
  Purchases of investment securities available-for-sale                                                  (9,902)             (1,793)
  Purchases of investment securities held to maturity                                                    (1,142)                 --
  Maturity and payments of investment securities available-for-sale                                       3,022               4,830
  Maturity and payments of investment securities held to maturity                                             7                  --
  Proceeds from sale of investment securities available-for-sale                                             --               1,000
  Net decrease (increase) in loans receivable                                                               425              (3,659)
  Proceeds from sale of equipment                                                                            --                   3
  Increase in bank owned life insurance                                                                     (60)                 --
  Purchases of premises and equipment                                                                       (45)                (23)
                                                                                                       --------            --------

              Net cash (used in) provided by investing activities                                        (7,695)                358
                                                                                                       --------            --------

FINANCING ACTIVITIES:
 Net increase in demand deposit and savings accounts                                                      2,344               2,333
 Net decrease in certificates of deposit                                                                 (1,169)             (1,279)
 Repayment of Federal Home Loan Bank advances                                                                --              (1,000)
 Exercise of Warrants                                                                                        10                  --
                                                                                                       --------            --------
              Net cash provided by financing activities                                                   1,185                  54
                                                                                                       --------            --------

              Net decrease in cash and cash equivalents                                                 (15,186)               (820)
  Cash and cash equivalents at beginning of period                                                       24,767               9,451
                                                                                                       --------            --------
  Cash and cash equivalents at end of period                                                           $  9,581            $  8,631
                                                                                                       ========            ========



  Supplemental information:
     Cash paid during the year for:
        Interest                                                                                           $506                $673
        Income taxes                                                                                        $73                 $43

      See accompanying notes to unaudited consolidated financial statements

                      SOMERSET HILLS BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Summary of Significant Accounting Policies

a)  BASIS OF PRESENTATION

    Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank, a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2004, the Bank operates three banking offices: its main office, located in Somerset County, New Jersey and two branch offices in Morris County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

    The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

    The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):


                                                         Three Months Ended, March 31, 2004      Three Months Ended, March 31, 2003
                                                       --------------------------------------   ------------------------------------
                                                                                       Per                                   Per
                                                             Income       Shares      Share       Income       Shares       Share
                                                          (Numerator) (Denominator)   Amount   (Numerator) (Denominator)    Amount
                                                       --------------------------------------   ------------------------------------
Basic earnings per share:
 Net income applicable to common
    Stockholders                                              $ 222        3,040        $0.07        $110        2,894         $0.04
                                                                                        =====                                  =====
Effect of dilutive securities:
  Options/warrants                                               --          450                       --           --
                                                              -----        -----                     ----        -----
Diluted EPS:
 Net income applicable to common stock-
    Holders and assumed conversions                           $ 222        3,490        $0.06        $110        2,894         $0.04
                                                              =====        =====        =====        ====        =====         =====


Share data has been adjusted to reflect a 5% stock distribution declared on April 28, 2004 and payable on June 2, 2004.

c)   COMPREHENSIVE INCOME

     The components of other comprehensive income for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

                                                              Three Months Ended
                                                                   March 31

                                                                  2004      2003
                                                                  ----      ----

Net income                                                       $ 222    $ 110
Change in unrealized holding gains (losses) on available for
sale securities                                                    109      (82)
Less: reclassification adjustments for gains included
in net income                                                       --        6
                                                                 -----    -----
Net unrealized gain (loss)                                         109      (88)
                                                                 -----    -----
Other comprehensive income                                       $ 331    $  22
                                                                 =====    =====

d)  STOCK-BASED COMPENSATION

     At March 31, 2004, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                         Three Months Ended
                                                                              March 31
                                                                       (Dollars in Thousands)


                                                                          2004        2003
                                                                          ----        ----
Net income, as reported                                                   $ 222      $ 110
Deduct: Total stock-based compensation expense determined under
    fair value based method for all awards, net of related tax effect       (15)       (21)


Pro forma net income                                                      $ 207      $  89

Net income per share:
   Basic-as reported                                                      $0.07      $0.04
   Basic-pro forma                                                        $0.07      $0.03

   Diluted-as reported                                                    $0.06      $0.04
   Diluted-pro forma                                                      $0.06      $0.03


     The per share weighted-average fair values of stock options granted during 2003 were $2.66, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumption: expected dividend yields of 0.00% for all years, risk-free interest rates of 3.29% and expected lives of 7 years. There were no stock options granted during the first quarter of 2004.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2004 (in thousands)

                                                  The Bank and   Sullivan Financial   Eliminating
                                                   The Bancorp     Services, Inc.       Entries        Consolidated
                                                  ------------   ------------------   -----------      ------------
Interest income                                     $  1,810           $    83        $    (59)          $  1,834
Interest expense                                         516                59             (59)               516
Provision for loan losses                                 --                --              --                 --
Non-interest income                                      173               409             (21)               561
Non-interest expense                                   1,212               466             (21)             1,657
Net income (loss)                                        255               (33)             --                222

Total assets                                        $171,318           $17,654        $(18,548)          $170,424


The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2003 (in thousands)

                                                  The Bank and   Sullivan Financial   Eliminating
                                                   The Bancorp     Services, Inc.       Entries        Consolidated
                                                  ------------   ------------------   -----------      ------------
Interest income                                     $  1,718           $   324        $   (204)          $  1,838
Interest expense                                         675               204            (204)               675
Provision for loan losses                                 76                --              --                 76
Non-interest income                                       80               889             (21)               948
Non-interest expense                                   1,158               788             (21)             1,925
Net income (loss)                                       (111)              221              --                110

Total assets                                        $149,417           $31,124        $(30,973)          $149,568

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              Three Months ended March 31, 2004 and March 31, 2003

                          CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2003 included in its Annual Report Form 10-KSB filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgements which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. Additional information is contained on pages 11 and 14 of this Form 10-QSB for the provision and allowance for loan losses.

                                    OVERVIEW

     For the three months ended March 31, 2004, the company realized a $112 thousand increase in net income. For the three months ended March 31, 2004, net income was $222 thousand or $0.07 basic and $0.06 diluted earnings per share compared to $110 thousand or $0.04 per basic and diluted share for the same period in 2003.

     The results reflect a substantial decrease in interest expense due to declining market interest rates. We also recognized a decrease in non-interest expense. These decreases in non-interest expense were partially off-set by a decrease in non-interest income, specifically gain on sale of loans income from our mortgage operations.

At March 31, 2004, total assets were $170.4 million, an increase of $0.7 million from total assets of $169.7 million at year end 2003. The increase reflects a reinvestment of excess liquidity into the investment portfolio and out of federal funds sold and cash and due from banks, as increases included an increase of $7.0 million in securities available for sale and $1.1 million in securities held to maturity. Loans held for sale also increased $8.0 million. These increases were partially off-set by decreases of $12.8 million in fed funds sold and $2.4 million in cash and due from banks.


                              RESULTS OF OPERATIONS

     INTEREST INCOME. Total interest income remained consistent at $1.8 million for the quarter ended March 31, 2004 compared to the same period in 2003. There was an increase of $11.6 million in average first quarter interest earning assets from $142.5 million in 2003 to $154.1 million in 2004. Offsetting the increase in average earning assets was a 44 basis point decrease in average rate earned from 5.23% during the first quarter of 2003 to 4.79% in the first quarter of 2004. The decline in rates had the greatest effect on loans and mortgage loans held for sale. The average rate earned on loans decreased by 43 basis points to 5.43% in the first quarter of 2004 from 5.86% during the first quarter of 2003. The rate earned on mortgage loans held for sale decreased 83 basis points to 5.60% in the first quarter of 2004 from 6.43% during the first quarter of 2003. The average rate earned on due from banks decreased 23 basis points to 0.80% for the first quarter of 2004 from 1.03% in the first quarter of 2003. The declines in rate were offset by increases in volume as the average loan balance increased 15.7% from $94.7 million to $109.6 million from first quarter 2003 to first quarter 2004. The average balance of investment securities increased by $11.2 million, or 64.0%, to $28.7 million in the first quarter of 2004 from $17.5 million in the first quarter of 2003. The average balance of federal funds sold increased $1.7 million, or 23.0%, to $9.1 million during the first quarter of 2004 compared to $7.4 million during the first quarter of 2003. The average rate earned on investment securities increased 75 basis points to 3.51% for the first quarter of 2004 from 2.76% for the first quarter of 2003. The increase was due primarily from purchases of higher yielding investment securities and the prepayment of lower yielding investment securities. The average rate earned on federal funds sold declined by 21 basis points for the first quarter of 2004 to 0.91%, from 1.12% for the first quarter of 2003. The decline in rates earned on loans, loans held for sale, federal funds sold and due from banks reflects the current market trend of continuing low and declining interest rates.


     INTEREST EXPENSE. The Company's interest expense for the first quarter of 2004 decreased $159 thousand, or 23.6% to $516 thousand from $675 thousand in the first quarter of 2003. The decline occurred despite an increase in the average balance of interest bearing liabilities of $7.5 million, or 6.6% to $121.5 million during the first quarter of 2004 from $114.0 million in the same period of 2003. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined to 1.71% for the first quarter of 2004 from 2.40% in the first quarter of 2003. Interest expense on time deposits, the largest component of the decrease, declined $137 thousand, or 32.9% to $280 thousand as the average balance in time deposits decreased $12.5 million to $30.2 million in the first quarter of 2004 compared to the same period in 2003 and the average rate declined to 3.73% in the current period from 3.96% in the first quarter of 2003. As a result of our continued marketing promotion for low cost deposits, which began in April of 2001, NOW deposit average balances have grown $19.2 million, or 32.4%, from $59.3 million during the first quarter 2003 to $78.5 million in the first quarter of 2004. The interest expense on NOW deposits decreased $3 thousand from the first quarter of 2003, while the average interest rate paid decreased 38 basis points from 1.43% to 1.05% during the same periods. Average savings deposits reflect an increase of $102 thousand, or 2.7%, in average balances while the average rate paid declined 40 basis points from 0.83% in the first quarter of 2003 to 0.43% in the first quarter of 2004. Average borrowed funds decreased to $1.0 million in the first quarter of 2004 from $2.3 million in the first quarter of 2003. The interest expense on Money Market deposits decreased $1 thousand from the first quarter of 2003 to the first quarter of 2004 while the average interest rate paid decreased 30 basis points to 0.77% during the first quarter of 2004 from 1.07% in the first quarter of 2003. The average balance increased $1.9 million to $7.9 million from $6.0 million during the same period.



     The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2004 and 2003. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                               Comparative Average
                                 Balance Sheets
                          Three Months Ended March 31,

                                                                 2004                                2003
                                                                 ----                                ----
                                                                Interest   Average Rates            Interest    Average Rates
                                                    Average     Income/      Earned/      Average   Income/       Earned/
                                                    Balance     Expense        Paid       Balance   Expense        Paid
                                                    -------     --------   -------------  -------   --------    -------------
                                                                         (Dollars in Thousands)
Assets
      Cash and due from banks                            $791        $1        0.80%       $2,581        $6        1.03%
      Loans                                           109,551     1,478        5.43%       94,650     1,369        5.86%
      Loans held for sale                               5,961        83        5.60%       20,438       324        6.43%
      Investment securities (1)                        28,714       251        3.51%       17,461       119        2.76%
      Fed funds sold                                    9,123        21        0.91%        7,362        20        1.12%
                                                  -----------    ------        -----     --------    ------        -----
   Total interest earning assets                     $154,140    $1,834        4.79%     $142,492    $1,838        5.23%

   Non-interest earning assets                         15,535                               9,071
   Allowance for loan losses                           (1,414)                             (1,283)
                                                  -----------                            --------
Total Assets                                         $168,261                            $150,280
                                                  ===========                            ========

Liabilities and  Equity

      Interest bearing demand deposits                 78,481       205        1.05%       59,286       208        1.43%
      Savings                                           3,923         4        0.43%        3,821         8        0.83%
      Money Market                                      7,895        15        0.77%        5,977        16        1.07%
      Certificates of deposits                         30,191       280        3.73%       42,675       417        3.96%
      FHLB advances/ other borrowings                   1,000        12        4.68%        2,278        26        4.72%
                                                  -----------    ------        -----     --------    ------        -----
           Total interest bearing liabilities         121,490       516        1.71%      114,037      $675        2.40%

   Non-Interest Bearing Liabilities:
      Non-interest bearing deposits                    24,050                              14,568
      Other liabilities                                   859                                 832
                                                  -----------                             -------

   Total Liabilities                                  146,399                             129,437
   Stockholders' Equity                                21,862                              20,843
                                                  -----------                             -------

Total Liabilities and Stockholders' Equity           $168,261                            $150,280
                                                  ===========                        ============

Net Interest Income                                              $1,318                              $1,163
                                                                 ======                              ======
Net Interest Spread                                                            3.08%                               2.83%
Net  Interest Margin                                                           3.44%                               3.31%

(1) Includes FHLB stock




 NET-INTEREST INCOME. The net interest income for the first quarter of 2004 increased $155 thousand over the same period last year. This increase was the result of the Company's ability to add interest earning assets at a faster pace than interest bearing liabilities in a declining market rate environment and the Company's ability to shift its average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased by 25 basis points to 3.08% and the net yield on interest-earning assets decreased 44 basis points to 4.79%. The yield on interest bearing liabilities decreased by 69 basis points to 1.71% in the first quarter of 2004 compared to the same period last year.

 PROVISION FOR LOAN LOSSES. For the three months ended March 31, 2004 the provision for loan losses was $0 compared to $76 thousand for the first quarter ended March 31, 2003. The change in the provision for loan losses reflects management's judgement concerning the risks inherent in the Company's existing portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

     NON-INTEREST INCOME. Non-interest income decreased by 33.3% or $0.3 million in the first quarter of 2004 to $0.6 million from $0.9 million in the first quarter of 2003. The decrease in non-interest income in the first quarter of 2004 compared to the same period last year is attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $480 thousand, or 54.0% to $409 thousand in the first quarter of 2004 compared to $889 thousand in the first quarter of 2003. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $43.6 million to $52.4 million in the first quarter of 2004 compared to $96.0 million in the first quarter of 2003. Other components of non-interest income include fees on deposit accounts which increased $30 thousand or 81.1% to $67 thousand in the first quarter of 2004 from $37 thousand in the first quarter of 2003. Other income increased $69 thousand, to $85 thousand in the first quarter of 2004 compared to $16 thousand in the first quarter of 2003. The increases were due primarily to increases in transactional volume at the bank. These increases were partially offset by a decrease of $6 thousand in gains on sales of investment securities which was $0 in the first quarter of 2004 compared to $6 thousand in the first quarter of 2003.

     NON-INTEREST EXPENSE. For the quarter ended March 31, 2004, non-interest expense decreased $229 thousand from the same period last year. The decrease in non-interest expense in the first quarter 2004 was attributable to a decrease of $147 thousand in salaries and benefits, $65 thousand in other operating expense, $3 thousand in advertising and business promotions, $17 thousand in stationery and supplies and $4 thousand in data processing for the comparable period. These decreases are attributable to the decrease in mortgage loans originated for sale by the mortgage company.

     INCOME TAXES. Income tax expense decreased $39 thousand to $0 for the three months ended March 31, 2004 as compared to $39 thousand for the same period in 2003. The decrease is a result of the company utilizing the NOL carryover on a fully reserved basis for the quarter ended March 31, 2004 compared to the same period in 2003.

                               FINANCIAL CONDITION

                 March 31, 2004 as compared to December 31, 2003

     Total assets increased $0.7 million at March 31, 2004 to $170.4 million from total assets of $169.7 million at December 31, 2003. Increases in total assets include increases of $8.1 million in investment securities and $8.0 million in loans held for sale. These increases were partially offset by a $12.8 million reduction in federal funds sold and a $2.4 million decrease in cash and due from banks. Total deposits increased $1.1 million from $145.7 million at year-end 2003 to $146.8 million on March 31, 2004. Other liabilities decreased by $0.8 million to $0.4 million for the first quarter of 2004 from $1.2 million at December 31, 2003.

     Total loans at March 31, 2004 decreased $0.4 million to $108.5 million from $108.9 million at year-end 2003. The decrease in and composition of the loan portfolio, by category, as of March 31, 2004 from December 31, 2003 is as follows: Commercial loans decreased by $1.0 million or 1.8% to $51.8 million, home equity loans increased by $0.1 million, or 0.5% to $24.6 million and commercial real estate loans increased by $0.4 million, or 1.4%, to $26.2 million. Residential mortgage loans increased by $0.5 million, or 14.3%, to $3.6 million and installment loans decreased by $0.4 million, or 14.8%, to $2.3 million.

     The following schedule presents the components of loans, net of unearned income, for each period presented:


                                                    March 31, 2004                    December 31, 2003
                                                 Amount        Percent              Amount        Percent
                                                                (DOLLARS IN THOUSANDS)
Commercial and Industrial                        $ 51,831        47.8%              $ 52,797       48.5%
Real Estate-Non Residential Properties             26,187        24.1%                25,828       23.7%
Residential Properties  (1-4 Family)                3,648         3.4%                 3,192        2.9%
Consumer and installment                            2,278         2.1%                 2,674        2.5%
Home equity                                        24,559        22.6%                24,437       22.4%
                                                 --------       ------              --------      ------
Gross loans                                       108,503       100.0%               108.928      100.0%
                                                 --------       ======              --------      ======
Less: Net deferred fees                               149                                137
                                                 --------                           --------
Total loans                                       108,354                            108,791
Less: Allowance for loan losses                     1,405                              1,417
                                                 --------                           --------
Net Loans                                        $106,949                           $107,374
                                                 ========                           ========

     Federal funds sold decreased by $12.8 million to $4.4 million at March 31, 2004 from $17.2 million at December 31, 2003. During 2004 loans held for sale and investment securities increased faster than deposits. These funds were used to originate loans held for sale and to fund the investment portfolio during the first three months of 2004.

     Securities available for sale increased $6.9 million, or 44.5 %, from $15.5 million at year-end 2003 to $22.4 million at March 31, 2004. Securities held to maturity increased $1.2 million, or 19.7%, from $6.1 million at December 31, 2003 to $7.3 million at March 31, 2004. The Company purchased $11.0 million in new securities in the first three months of 2004 and $3.0 million in securities matured, were called or were prepaid. There was $163 thousand in recorded unrealized gains in the available for sale portfolio and $20 thousand in net amortization expenses during the first three months of 2004.

     Total year to date average deposits increased $4.9 million, or 3.5%, to $144.5 million during the first three months of 2004 from the twelve-month average of $139.6 million for the year ended December 31, 2003. NOW deposits increased by $12.0 million, savings deposits decreased by $0.1 million, and demand deposits increased by $6.4 million. Money market deposits decreased $0.2 million and time deposits decreased $13.2 million. As discussed earlier, the increase in demand and NOW deposits was due to an ongoing deposit promotion that began in the second quarter of 2001. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2004 reflects the reduction of interest expense of time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

ASSET QUALITY

     At March 31, 2004 and December 31, 2003 the Company had no non-accrual loans. Management continues to monitor the Company's asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

                                             March 31, 2004   December 31, 2003
                                                   (dollars in thousands)

Non-accrual loans                               $  --              $  --
Non-accrual loans to total loans                 0.00%              0.00%
Non-performing assets to total assets            0.00%              0.00%
Allowance for loan losses
  as a % of non-performing loans                  NM                 NM
Allowance for loan losses to total loans         1.29%              1.30%

Non-Performing Assets
 Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank did not have any non-performing loans at March 31, 2004 and December 31, 2003.

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

     At March 31, 2004, the allowance for loan losses remained consistent at $1.4 million compared to year-end 2003. There were $13 thousand in charge offs and $1 thousand in recoveries reported in the first three months of 2004. The allowance for loan losses as a percentage of total loans was 1.29% at March 31, 2004 compared to 1.30% at December 31, 2003.


LIQUIDITY MANAGEMENT

     At March 31, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

 At March 31, 2004, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $32.0 million, which represents 18.8% of total assets and 21.7% of total deposits and borrowings.

     It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $30.0 million (subject to available qualified collateral, with current borrowings of $1.0 outstanding at March 31, 2004). At March 31, 2004 outstanding commitments to extend credit were $60.3 million and available line of credit balances totaled $17.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders' equity increased to $22.1 million at March 31, 2004. Activity in stockholder's equity consisted of a decrease in accumulated deficit of $222 thousand which represents the net income earned during the first three months of 2004 and an increase in accumulated comprehensive income resulting from a net change in unrealized gain on securities, available for sale of $109 thousand. Common stock also increased by $10 thousand from the exercise of warrants during the first three months of 2004.

    At March 31, 2004 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.

                                                                        Minimum
                               Amount          Ratio         Amount      Ratio
                               ------         ------        ------      -------
   The Bank:
      Leverage Capital         $16,711         10.00%         $6,683       4%
      Tier 1 - Risk  Based     $16,711         11.54%          5,794       4%
      Total Risk -  Based      $18,116         12.51%         11,588       8%


   The Company:
      Leverage Capital         $20,708         12.39%         $6,683       4%
      Tier 1 - Risk  Based     $20,708         14.30%          5,794       4%
      Total Risk-Based         $22,113         15.27%         11,588       8%

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-154. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

    Not applicable

                            PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

    The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

    Not applicable - the Registrant did not repurchase any equity securities during the quarter ended March 31, 2004, and has no repurchase plans in effect

Item 3.    DEFAULTS UPON SERVED SECURITIES

    Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

Item 5.    OTHER INFORMATION

    Not applicable


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(i)  Exhibits
          Exhibit 31.1 - Certification of Stewart McClure pursuant to SEC Rule
                         13a-14(a)

          Exhibit 31.2 - Certification of Gerard Riker pursuant to SEC
                         Rule 13a-14(a)

          Exhibit 32   - Certification Pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

(ii)  REPORTS ON FORM 8-K

Item Number                                        Filing Date
-----------                                        -----------
12 - Press release year end results                February 4, 2004

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SOMERSET HILLS BANCORP

Date:  May 7, 2004                                 By:/s/ Gerard Riker

                                                   GERARD RIKER
                                                   Executive Vice President and
                                                   Chief Financial Officer