Form 10QSB
period 2004-06-30
SOMERSET HILLS BANCORP
filed 2004-08-13
CIK 1189396

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

                  For the quarterly period ended June 30, 2004

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934.
Yes __ No _X_

As of August 9, 2004 there were 3,049,448 shares of common stock, no par value, outstanding.

                             SOMERSET HILLS BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                         Page(s)

Item I.    Financial Statements
           Consolidated Balance Sheets
           As of June 30, 2004 (unaudited) and December 31, 2003               3

           Consolidated Statements of Income for the Three and
           Six months ended June 30, 2004 and 2003 (Unaudited)                 4

           Consolidated Statement of Changes in Stockholders' Equity
           for the six months ended June 30, 2004 (Unaudited)                  5

           Consolidated Statements of Cash Flows for the Six months
           ended June 30, 2004 and 2003 (Unaudited)                            6

           Notes to Consolidated Financial Statements (Unaudited)              7

Item 2.    Management's Discussion and Analysis of                            10
           Financial Condition and Results of Operations

Item 3.    Controls and Procedures                                            16


Part II - Other Information

Item 1.    Legal Proceedings                                                  17

Item 2.    Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities                                     17

Item 3.    Defaults Upon Senior Securities                                    17

Item 4.    Submission of Matters to a Vote of Security Holders                17

Item 5.    Other Information                                                  17

Item 6.    Exhibits                                                           17

Signatures                                                                    18

Exhibit 31.1                                                                  19

Exhibit 31.2                                                                  20

Exhibit 32                                                                    21

                                    PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SOMERSET HILLS BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,   DECEMBER 31,
ASSETS                                                      2004           2003
------                                               -----------    -----------
                                                     (Unaudited)

Cash and due from banks                                  $ 6,337        $ 7,392
Interest bearing deposits at other banks                     120            175
Federal funds sold                                            --         17,200
                                                     -----------    -----------

      Total cash and cash equivalents                      6,457         24,767

Loans held for sale                                       11,834          5,110
Investment securities held to maturity
  (Approximate market value of $7,059 in
  2004 and $6,121 in 2003)                                 7,243          6,117
Investment securities available-for-sale                  21,817         15,454

Loans receivable                                         119,010        108,928
             Less: allowance for Loan Losses              (1,512)        (1,417)
                       Deferred fees                        (175)          (137)
                                                     -----------    -----------
      Net loans receivable                               117,323        107,374

Premises and equipment, net                                3,739          3,786
Goodwill, net                                              1,191          1,191
Bank owned life insurance                                  5,244          5,122
Accrued interest receivable                                  567            488
Other assets                                                 429            270
                                                     -----------    -----------

      Total assets                                      $175,844       $169,679
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
    Deposits:
    Non-interest bearing deposits-demand                 $30,960        $28,995
    Interest bearing deposits-NOW,
       money market and savings                           87,279         86,111
    Certificates of deposit, under $100,000               17,287         21,554
    Certificates of deposit, $100,000 and over             7,259          8,991
                                                     -----------    -----------
        Total deposits                                   142,785        145,651
                                                     -----------    -----------

Federal Home Loan Bank advances                            8,400          1,000
Federal Funds Purchased                                    2,000             --
Accrued interest payable                                      84             83
Other liabilities                                            610          1,224
                                                     -----------    -----------
        Total liabilities                                153,879        147,958
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
   Preferred stock - 1,000,000 shares authorized,
      none issued                                             --             --
   Common Stock-authorized 10,000,000 Shares
      of no par value; issued and outstanding,
      3,048,886 shares in 2004 and 3,039,095
      in 2003                                             23,936         23,853
   Accumulated deficit                                    (1,651)        (2,186)
   Accumulated other comprehensive (loss) income            (320)            54
                                                     -----------    -----------
        Total stockholders' equity                        21,965         21,721
                                                     -----------    -----------

        Total liabilities and stockholders'
           equity                                       $175,844       $169,679
                                                     ===========    ===========


      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended                 Six Months Ended
                                                                    June 30                          June 30


                                                                2004             2003             2004             2003
                                                        ------------     ------------     ------------     ------------
INTEREST INCOME
   Loans, including fees                                      $1,668           $1,946           $3,229           $3,639
   Investment securities                                         240               91              491              210
   Federal funds sold                                             10                4               31               24
   Interest bearing deposits with other banks                      2                2                3                9
                                                        ------------     ------------     ------------     ------------
         Total interest income                                 1,920            2,043            3,754            3,882

INTEREST EXPENSE
   Deposits                                                      465              624              969            1,273
   Federal funds purchased                                         2               11                2               11
   Federal Home Loan Bank advances                                14               21               25               47
                                                        ------------     ------------     ------------     ------------
        Total interest expense                                   481              656              996            1,331

Net interest income                                            1,439            1,387            2,758            2,551

Provision for loan losses                                        100              136              100              212
                                                        ------------     ------------     ------------     ------------

Net interest income after provision for loan losses            1,339            1,251            2,658            2,339
                                                        ------------     ------------     ------------     ------------

NON-INTEREST INCOME
   Service fees on deposit accounts                               71               50              138               87
   Gains on sales of mortgage loans, net                         721            1,198            1,130            2,086
   Gain on sales of investment securities                         --               --               --                6
   Other income                                                   89               33              174               49
                                                        ------------     ------------     ------------     ------------
      Total non-interest income                                  881            1,281            1,442            2,228
                                                        ------------     ------------     ------------     ------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                939            1,175            1,805            2,188
   Occupancy expense                                             291              273              585              560
   Advertising and business promotion                            133              134              227              232
   Stationery and supplies                                        55               83              100              145
   Data Processing                                                70               69              136              140
   Other operating expense                                       392              481              685              836
                                                        ------------     ------------     ------------     ------------
      Total Non-Interest Expense                               1,880            2,215            3,538            4,101
                                                        ------------     ------------     ------------     ------------

Income  before provision for income taxes                        340              317              562              466

Provision for Income Taxes                                        27               45               27               84
                                                        ------------     ------------     ------------     ------------

     Net income                                                 $313             $272             $535             $382
                                                        ============     ============     ============     ============

Per share data
    Net income basic                                           $0.10            $0.09            $0.18            $0.13
                                                        ============     ============     ============     ============
    Net income diluted                                         $0.09            $0.09            $0.15            $0.13
                                                        ============     ============     ============     ============


     See accompanying notes to unaudited consolidated financial statements

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Accumulated
                                                                       Other                         Total
                                           Common    Accumulated   Comprehensive  Comprehensive   Stockholders'
                                           Stock       Deficit     Income (loss)  Income (loss)      Equity
                                         ----------  -----------  --------------   ------------   ------------
Balance December 31, 2003                   $23,853     $(2,186)             $54           $ --        $21,721

Exercise of common stock warrants and
options                                          83          --               --             --             83
Net income for the period                        --         535               --            535            535
Other comprehensive loss, net of
     reclassification adjustment                 --          --             (374)          (374)          (374)
                                         ----------  ----------   --------------   ------------   ------------
             Total comprehensive income                                                    $161
                                                                                   ============

Balance June 30, 2004                       $23,936     $(1,651)           $(320)                      $21,965
                                         ==========  ==========   ==============                  ============


           See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                 June 30,
                                                              2004         2003
                                                        ----------   ----------
OPERATING ACTIVITIES:
 Net income                                                   $535         $382
Adjustments to reconcile net income to net cash
   used in operating activities:
 Depreciation and amortization                                 239          257
 Provision for loan losses                                     100          212
 Gain on sales of investment securities                         --           (6)
 Mortgage loans originated for sale                       (144,794)    (241,798)
 Proceeds from mortgage loan sales                         139,200      236,759
 Gain on sale of mortgage loans                             (1,130)      (2,086)
 (Increase) decrease in accrued interest receivable            (79)          27
 Increase in other assets                                     (159)        (254)
 Increase in accrued interest payable                            1            6
 (Decrease) increase in other liabilities                     (614)         489
                                                        ----------   ----------

  Net cash used in operating activities                     (6,701)      (6,012)
                                                        ----------   ----------

INVESTING ACTIVITIES:
  Purchases of investment securities available-for-sale    (15,897)      (3,567)
  Purchase of investment securities held to maturity        (1,143)          --
  Maturity and payments of investment securities
    available-for-sale                                       9,160        9,431
  Maturity and payments of investment securities held
    to maturity                                                 17           --
  Proceeds from sale of investment securities
    available-for-sale                                          --        1,000
  Net increase in loans receivable                         (10,049)      (3,994)
  Proceeds from sale of equipment                               --            3
  Purchases of premises and equipment                         (192)        (103)
  Purchase of bank owned life insurance                         --       (5,000)
  Increase in bank owned life insurance                       (122)          (3)
                                                        ----------   ----------

          Net cash used in investing activities            (18,226)      (2,233)
                                                        ----------   ----------

FINANCING ACTIVITIES:
 Net increase in demand deposit and savings accounts         3,133       15,365
 Net decrease in certificates of deposit                    (5,999)      (2,002)
 Increase (decrease) in Federal Home Loan Bank advances      7,400       (1,500)
 Increase in Federal Funds Purchased                         2,000           --
 Exercise of warrants and stock options                         83           --
                                                        ----------   ----------

          Net cash provided by financing activities          6,617       11,863
                                                        ----------   ----------

        Net (decrease) increase in cash and
          cash equivalents                                 (18,310)       3,618
Cash and cash equivalents at beginning of period            24,767        9,451
                                                        ----------   ----------
Cash and cash equivalents at end of period                  $6,457      $13,069
                                                        ==========   ==========



Supplemental information:
   Cash paid during the year for:
      Interest                                                $995       $1,326
      Income taxes                                            $109          $79


      See accompanying notes to unaudited consolidated financial statements

                      SOMERSET HILLS BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Summary of Significant Accounting Policies

a)   BASIS OF PRESENTATION

     Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank ("the Bank"), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2004, the Bank operates three banking offices: its main office, located in Somerset County, New Jersey and two branch offices in Morris County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. In the second quarter 2004, the Bank also became the 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Morristown, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

     The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):


                                            Six Months Ended, June 30, 2004       Six Months Ended, June 30, 2003
                                        -------------------------------------- --------------------------------------
                                                                       Per                                     Per
                                           Income         Shares      Share       Income       Shares         Share
                                        (Numerator)   (Denominator)   Amount   (Numerator) (Denominator)     Amount
                                        ------------ --------------- --------- ------------ -------------- ----------
Basic earnings per share:
 Net income applicable to common
    Stockholders                                $535           3,043     $0.18        $382           3,039      $0.13
                                                                     =========                             ==========
Effect of dilutive securities:
  Options/warrants                                --             475                    --               2
                                        ------------ ---------------           ------------ --------------
Diluted EPS:
 Net income applicable to common stock-
    Holders and assumed conversions             $535           3,518     $0.15         $382          3,041      $0.13
                                        ============ =============== ========= ============ ============== ==========


                                           Three Months Ended, June 30, 2004     Three Months Ended, June 30, 2003
                                        -------------------------------------- --------------------------------------
                                                                       Per                                   Per
                                           Income         Shares      Share       Income        Shares       Share
                                        (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)    Amount
                                        ------------ --------------- --------- ------------ -------------- ----------
Basic earnings per share:
 Net income applicable to common
    Stockholders                                $313           3,046     $0.10         $272          3,039      $0.09
                                                                     =========                             ==========
Effect of dilutive securities:
  Options/warrants                                --             501                     --              9
                                        ------------ ---------------           ------------ --------------
Diluted EPS:
 Net income applicable to common stock-
    Holders and assumed conversions             $313           3,547     $0.09         $272          3,048      $0.09
                                        ============ =============== ========= ============ ============== ==========

c)   COMPREHENSIVE INCOME

     The components of other comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

                                                    Three Months Ended         Six Months Ended
                                                         June 30                    June 30

                                                       2004          2003         2004          2003
                                                 ----------    ----------   ----------    ----------
     Net income                                        $313          $272         $535          $382
     Change in unrealized holding gains
     (losses) on available for sale securities         (482)            9         (374)          (73)
     Less: reclassification adjustments
     for gains included in net income                    --            --           --             6
                                                 ----------    ----------   ----------    ----------
     Net unrealized gains (losses)                     (482)            9         (374)          (79)
                                                 ----------    ----------   ----------    ----------
     Other comprehensive income (loss)                $(169)         $281         $161          $303
                                                 ==========    ==========   ==========    ==========

d)   STOCK-BASED COMPENSATION

     At June 30, 2004, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   Three Months Ended       Six Months Ended
                                                        June 30                 June 30
                                                 (Dollars in thousands)  (Dollars in thousands)
                                                 ----------  ----------  ----------  ----------
                                                       2004        2003        2004        2003
                                                 ----------  ----------  ----------  ----------

     Net income, as reported                           $313        $272        $535        $382
     Deduct: Total stock-based compensation
     expense determined under fair value
     based method for all awards, net of
     related tax effect                                 (34)        (21)        (49)        (42)

     Pro forma net income                              $279        $251        $486        $340

     Net income per share:
        Basic-as reported                             $0.10       $0.09       $0.18       $0.13
        Basic-pro forma                               $0.09       $0.09       $0.16       $0.12

        Diluted-as reported                           $0.09       $0.09       $0.15       $0.13
        Diluted-pro forma                             $0.08       $0.09       $0.14       $0.12

     The per share weighted-average fair values of stock options granted during 2004 and 2003 were $4.33 and $2.66, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 3.43% and 3.29% and expected lives of 7 years.

2.   SEGMENT INFORMATION

     The Company's mortgage operations are managed separately from the traditional banking and related financial services that the Company also offers. Sullivan Financial Services, Inc. originates, for resale in the secondary market, conventional and non-conventional 1-4 family residential mortgages, Veteran Administration guaranteed mortgages, Department of Housing and Urban Development guaranteed mortgages and non-conventional programs, such as jumbo mortgages and a wide variety of adjustable products.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2004 (in thousands)

                                                 The Bank and    Sullivan Financial    Eliminating
                                                  the Bancorp      Services, Inc.        Entries      Consolidated
                                                --------------  --------------------  -------------  -------------
Interest income                                       $1,872             $169             $(121)         $1,920
Interest expense                                         481              121              (121)            481
Provision for loan losses                                100                -                 -             100
Non-interest income                                      181              721               (21)            881
Non-interest expense                                   1,267              661               (21)          1,907
Net income                                               205              108                 -             313

Total assets                                        $176,453          $16,429          $(17,038)       $175,844


The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2003 (in thousands)

                                                 The Bank and    Sullivan Financial    Eliminating
                                                  the Bancorp      Services, Inc.        Entries      Consolidated
                                                --------------  --------------------  -------------  -------------
Interest income                                       $1,900             $523             $(380)         $2,043
Interest expense                                         656              380              (380)            656
Provision for loan losses                                136               --                --             136
Non-interest income                                      104            1,198               (21)          1,281
Non-interest expense                                   1,213            1,068               (21)          2,260
Net income (loss)                                        (1)              273                --             272

Total assets                                        $126,868          $43,705           $(8,124)       $162,449


The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2004 (in thousands)

                                                 The Bank and    Sullivan Financial    Eliminating
                                                  the Bancorp      Services, Inc.        Entries      Consolidated
                                                --------------  --------------------  -------------  -------------
Interest income                                       $3,682             $252             $(180)         $3,754
Interest expense                                         996              180              (180)            996
Provision for loan losses                                100               --                --             100
Non-interest income                                      353            1,131               (42)          1,442
Non-interest expense                                   2,479            1,128               (42)          3,565
Net income                                               460               75                --             535

Total assets                                        $176,453          $16,429          $(17,038)       $175,844


The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2003 (in thousands)

                                                 The Bank and    Sullivan Financial    Eliminating
                                                  the Bancorp      Services, Inc.        Entries      Consolidated
                                                --------------  --------------------  -------------  -------------
Interest income                                       $3,619             $847             $(584)         $3,882
Interest expense                                       1,331              584              (584)          1,331
Provision for loan losses                                212               --                --             212
Non-interest income                                      183            2,087               (42)          2,228
Non-interest expense                                   2,369            1,858               (42)          4,185
Net income (loss)                                      (110)              492                --             382

Total assets                                        $126,868          $43,705           $(8,124)       $162,449

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           Three and Six Months ended June 30, 2004 and June 30, 2003

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

                                    OVERVIEW

     For the three months ended June 30, 2004, the Company realized a $41 thousand increase in net income over the comparable period of 2003. For the three months ended June 30, 2004, net income was $313 thousand or $0.10 basic and $0.09 diluted earnings per share, compared to $272 thousand, or $0.09 per basic and diluted share for the same period in 2003.

     For the six months ended June 30, 2004 net income was $535 thousand, a $153 thousand increase from $382 thousand reported for the same period in 2003. Basic and diluted earnings per share were $0.18 and $0.15, respectively, compared to $0.13 per basic and diluted share for the same period in 2003.

     The results reflect a substantial decrease in interest expense due to continuing low market interest rates for deposit accounts. We also recognized a decrease in non-interest expense. These decreases in expenses were substantially off-set by a decrease in non-interest income, specifically gain on sale of loans income from our mortgage operations, as higher mortgage interest rates reduced loan volume.

At June 30, 2004, total assets were $175.8 million, an increase of $6.1 million from total assets of $169.7 million at year end 2003. The increase includes an increase of $10.1 million in loans and $6.4 million in securities available for sale and $1.1 million in securities held to maturity. Loans held for sale also increased $6.7 million. The changes reflect a reinvestment of excess liquidity into loans and the investment portfolio and out of federal funds sold and cash and due from banks. These increases were partially off-set by decreases of $17.2 million in federal funds sold and $1.1 million in cash and due from banks.

During the second quarter of 2004, as part of our continuing efforts to enhance non-interest income, we entered into a joint venture pursuant to which we acquired 50% of Somerset Hills Title Group, LLC, a full service title insurance agency located in Morristown, New Jersey. Our investment in Somerset Hills Title Group was not material, and it did not contribute to our results of operation in the second quarter.

                              RESULTS OF OPERATIONS

     INTEREST INCOME. Total interest income decreased $123 thousand, or 6.0%, to $1.9 million for the quarter ended June 30, 2004 from $2.0 million for the same period in 2003. This decrease was primarily attributable to a decrease of 58 basis points in the average rate earned on interest earning assets to 4.87% during the second quarter of 2004 from 5.45% in the second quarter of 2003. Offsetting this decrease was an increase of $8.3 million in average second quarter interest earning assets from $150.3 million in 2003 to $158.6 million in 2004. The decline in rates had the greatest effect on loans and mortgage loans held for sale. The average rate earned on loans decreased by 50 basis points to 5.32% in the second quarter of 2004 from 5.82% during the second quarter of 2003. The rate earned on mortgage loans held for sale decreased 24 basis points to 5.56% in the second quarter of 2004 from 5.80% during the second quarter of 2003. The average rate earned on federal funds sold decreased 18 basis points to 0.90% for the second quarter of 2004 from 1.08% in the second quarter of 2003. The declines in rate were offset by increase in volume as the average loan balance increased 15.4% from $98.2 million to $113.3 million from second quarter 2003 to the second quarter 2004. The average balance of investment securities increased by $14.1 million, or 102.9% , to $27.8 million in the second quarter of 2004 from $13.7 million during the second quarter of 2003. The average balance of mortgage loans held for sale decreased $23.9 million, or 66.2%, to $12.2 million during the second quarter of 2004 and the average balance of cash and due from banks decreased $95 thousand, or 10% to $851 thousand during the second quarter of 2004 compared to $946 thousand during the second quarter of 2003. The average rate earned on due from banks decreased 23 basis points to 0.81% for the second quarter of 2004 from 1.04% in the second quarter of 2003. The average rate earned on federal funds sold declined by 18 basis points and the average balance increased by $3.2 million or 246.2% to $4.5 million in the second quarter of 2004 from $1.3 million in the second quarter of 2003. The decline in rates earned on loans, loans held for sale, federal funds sold and cash and due from banks reflects the current market trend of continuing low interest rates.

     For the six months ended June 30, 2004 interest income decreased $128 thousand, or 3.3%, to $3.8 million from $3.9 million for the same period in 2003. This decrease was primarily attributable to a decrease of 52 basis points in the average rate earned on interest earning assets to 4.83% during the first six months of 2004 from 5.35% in the first six months of 2003. The average balance in the loan portfolio increased $15.0 million from $96.4 million to $111.4 million, average investment securities increased $12.7 million from $15.6 million to $28.3 million and average federal funds sold increased $2.5 million from $4.3 million to $6.8 million during the first six months of 2004 over the same period in 2003. These increases were offset by a decrease in the average balance of loans held for sale of $19.3 million during the first six months of 2004 compared to the 2003 period.


     INTEREST EXPENSE. The Company's interest expense for the second quarter of 2004 decreased $175 thousand, or 26.7% to $481 thousand from $656 thousand in the second quarter of 2003. The average balance of interest bearing liabilities increased by $2.2 million, or 1.8% to $122.4 million during the second quarter of 2004 from $120.2 million in the same period of 2003. The increase in the average balance of interest bearing liabilities was more than offset by the reduction in rates, as the average cost of funds declined 61 basis points to 1.58% for the second quarter of 2004 from 2.19% in the second quarter of 2003. Interest expense on time deposits, the largest component of the decrease, decreased $150 thousand, to $234 thousand as the average balance in time deposits decreased $15.1 million to $26.8 million in the second quarter of 2004 compared to the same period in 2003. The decline in time deposits reflects management's continuing philosophy of relationship banking, and the use of lower rate core deposit accounts as our primary funding source. The interest expense on federal funds purchased decreased $9 thousand, or 81.8%, to $2 thousand as the average balance in federal funds purchased decreased $2.2 million to $484 thousand in the second quarter of 2004 compared the same period in 2003. As a result of our continued marketing promotion for low cost deposits, which began in April of 2001, NOW deposit average balances have grown $19.3 million, or 31.4%, from $61.4 million during the second quarter 2003 to $80.7 million in the second quarter of 2004. The interest expense on NOW deposits decreased $3 thousand for the second quarter of 2004, while the average interest rate paid decreased 34 basis points from 1.39% to 1.05% during the same periods. Average savings deposits reflect an increase of $707 thousand, or 18.4%, in average balances while the average rate paid declined 17 basis points from 0.62% in the second quarter of 2003 to 0.45% in the second quarter of 2004. Average borrowed funds decreased to $1.7 million in the second quarter of 2004 from $2.2 million in the second quarter of 2003. Average federal funds purchased decreased to $484 thousand in the second quarter of 2004 from $2.7 million in the second quarter of 2003. The interest expense on Money Market deposits decreased $5 thousand in the second quarter of 2004 while the average interest rate paid decreased 28 basis points to 0.75% during the second quarter of 2004 from 1.03% in the second quarter of 2003. The average balance stayed steady at $8.2 million.

    For the six months ended June 30, 2004 interest expense decreased $335 thousand, or 25.2% to $996 thousand from $1.3 million for the same period last year. The decline occurred despite an increase in the average balance of interest bearing liabilities of $4.8 million, or 4.1% to $122.0 million during the first six months of 2004. Interest expense on time deposits, the largest component of the decrease, declined $285 thousand, or 35.6% to $515 thousand as the average balance in time deposits decreased $13.8 million to $28.5 million in the first six months of 2004 compared to the same period in 2003. NOW deposit average balances increased $19.2 million, or 31.9% from $60.4 million during the first six months of 2003 to $79.6 million in the first six months of 2004. The interest expense on NOW deposits decreased $7 thousand from the first six months of 2003, while the average interest rate paid decreased 36 basis points from 1.41% to 1.05% during the same periods. Average savings deposits reflect an increase of $404 thousand, or 10.5%, in average balances while the average rate paid declined 28 basis points from 0.73% in the first six months of 2003 to 0.45% in the first six months of 2004. Average borrowed funds decreased to $1.4 million in the first six months of 2004 from $2.2 million in the first six months of 2003. Average federal funds purchased decreased to $242 thousand in the first six months of 2004 from $1.4 million in the first six months of 2003. The interest expense on Money Market deposits decreased $7 thousand in the first six months of 2004 while the average interest rate paid decreased 29 basis points to 0.76% during the first six months of 2004 from 1.05% in the first six months of 2003. The average balance increased $953 thousand to $8.0 million from $7.1 million during the same period.

     The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders' equity for the six months ended June 30, 2004 and 2003. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                                                  Comparative Average
                                                     Balance Sheets
                                               Six Months Ended June 30,

                                                                 2004                                2003
                                                   ---------------------------------   --------------------------------
                                                                            Average                             Average
                                                              Interest       Rates                 Interest      Rates
                                                    Average    Income/      Earned/    Average      Income/     Earned/
                                                    Balance    Expense       Paid      Balance      Expense      Paid
                                                   --------   --------   -----------   --------    --------     -------
Assets                                                                   (Dollars in Thousands)

    Cash and due from banks                            $821        $3        0.81%       $1,759        $ 9       1.03%
    Loans                                           111,414     2,977        5.37%       96,424      2,792       5.84%
    Loans held for sale                               9,086       252        5.57%       28,342        847       6.02%
    Investment securities(1)                         28,277       491        3.49%       15,558        210       2.72%
    Fed funds sold                                    6,796        31        0.91%        4,328         24       1.12%
                                                   --------    ------        -----     --------     ------       -----
  Total interest earning assets                     156,394    $3,754        4.83%      146,411     $3,882       5.35%

  Non-interest earning assets                        15,570                               9,505
  Allowance for loan losses                          (1,425)                             (1,329)
                                                   --------                            --------
Total Assets                                       $170,539                            $154,587
                                                   ========                            ========

Liabilities and  Equity

    Interest bearing demand deposits                $79,591      $415        1.05%      $60,362       $422       1.41%
    Savings                                           4,236         9        0.45%        3,832         14       0.73%
    Money Market                                      8,031        30        0.76%        7,078         37       1.05%
    Certificates of deposits                         28,491       515        3.63%       42,262        800       3.82%
    Federal funds purchased                             242         2        1.37%        1,365         11       1.60%
    FHLB advances/ other borrowings                   1,364        25        3.76%        2,242         47       4.27%
                                                   --------    ------        -----     --------     ------       -----
         Total interest bearing liabilities         121,955      $996        1.64%      117,141     $1,331       2.29%

  Non-Interest Bearing Liabilities:
    Non-interest bearing deposits                    25,884                              15,658
    Other liabilities                                   704                                 901
                                                   --------                            --------

  Total Liabilities                                 148,543                             133,700
  Stockholders' Equity                               21,996                              20,887
                                                   --------                            --------

Total Liabilities and Stockholders' Equity         $170,539                            $154,587
                                                   ========                            ========

Net Interest Income                                            $2,758                               $2,551
                                                             ========                               ======
Net Interest Spread                                                          3.19%                               3.06%
Net  Interest Margin                                                         3.55%                               3.51%

(1)  Includes FHLB stock and interest-bearing deposits

                                                  Comparative Average
                                                     Balance Sheets
                                              Three Months Ended June 30,

                                                                 2004                                2003
                                                   ---------------------------------   --------------------------------
                                                                            Average                             Average
                                                              Interest       Rates                 Interest      Rates
                                                    Average    Income/      Earned/    Average      Income/     Earned/
                                                    Balance    Expense       Paid      Balance      Expense      Paid
                                                   --------   --------   -----------   --------    --------     -------
Assets                                                                   (Dollars in Thousands)

    Cash and due from banks                            $851        $ 2         0.81%       $946          $2       1.04%
    Loans                                           113,277      1,499         5.32%     98,179       1,423       5.82%
    Loans held for sale                              12,212        169         5.56%     36,160         523       5.80%
    Investment securities(1)                         27,841        240         3.46%     13,677          91       2.67%
    Fed funds sold                                    4,468         10         0.90%      1,326           4       1.08%
                                                   --------   --------   -----------   --------    --------     -------
  Total interest earning assets                     158,649     $1,920         4.87%    150,288      $2,043       5.45%

  Non-interest earning assets                        15,602                               9,934
  Allowance for loan losses                          (1,434)                             (1,373)
                                                   --------                            --------
Total Assets                                       $172,817                            $158,849
                                                   ========                            ========

Liabilities and  Equity

    Interest bearing demand deposits                 80,700       $210         1.05%    $61,428        $213       1.39%
    Savings                                           4,550          5         0.45%      3,843           6       0.62%
    Money Market                                      8,167         16         0.75%      8,166          21       1.03%
    Certificates of deposits                         26,790        234         3.51%     41,853         384       3.68%
    Federal funds purchased                             484          2         1.37%      2,715          11       1.60%
    FHLB advances/ other borrowings                   1,727         14         3.23%      2,206          21       3.81%
                                                   --------   --------   -----------   --------    --------     -------
         Total interest bearing liabilities        $122,418       $481         1.58%    120,211        $656       2.19%

  Non-Interest Bearing Liabilities:

    Non-interest bearing deposits                    27,719                              16,739
    Other liabilities                                   550                                 968
                                                   --------                            --------

  Total Liabilities                                 150,687                             137,918
  Stockholders' Equity                               22,130                              20,931
                                                   --------                            --------

Total Liabilities and Stockholders' Equity         $172,817                            $158,849
                                                   ========                            ========

Net Interest Income                                             $1,439                               $1,387
                                                              ========                             ========
Net Interest Spread                                                            3.29%                              3.26%
Net  Interest Margin                                                           3.65%                              3.70%

(1)  Includes FHLB stock and interest-bearing deposits


NET-INTEREST INCOME. The net interest income for the second quarter of 2004 increased $52 thousand over the same period last year. This increase was the result of the Company's ability to add interest earning assets at a faster pace than interest bearing liabilities in a declining market rate environment and the Company's ability to shift its average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased by 3 basis points to 3.29% and the net yield on interest-bearing assets decreased 58 basis points to 4.87%. The yield on interest bearing liabilities decreased by 61 basis points to 1.58% in the second quarter of 2004 compared to the same period last year.

     Net interest income for the six months ended June 30, 2004 increased $207 thousand, or 8.1%, over the same period last year. The net interest spread decreased 13 basis points and the net yield on interest earning assets decreased by 52 basis points between the first six-month periods of 2003 and 2004. The cost of interest bearing liabilities decreased by 65 basis points to 1.64% in the first six months of 2004 compared to the same period last year. The greater decline in rates on liabilities is caused by deposit liabilities repricing faster than earning assets during the first six month period of 2004 compared to the first six months of 2003.

PROVISION FOR LOAN LOSSES. For the three months ended June 30, 2004 the provision for loan losses was $100 thousand compared to $136 thousand for the quarter ended June 30, 2003. The provision for loan losses was $100 thousand for the six months ended June 30, 2004 as compared to $212 thousand for the six months ended June 30, 2003. The change in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

     NON-INTEREST INCOME. Non-interest income decreased by 31.2% or $400 thousand in the second quarter of 2004 to $881 thousand from $1.3 million in the second quarter of 2003. The decrease in non-interest income is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $477 thousand, or 39.8% to $721 thousand in the second quarter of 2004 compared to $1.2 million in the second quarter of 2003. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $53.4 million to $92.4 million in the second quarter of 2004 from $145.8 million in the second quarter of 2003, reflecting higher market rates of interest for mortgage loans and reduced refinancing activity. Other components of non-interest income include fees on deposit accounts which increased $21 thousand or 42.0% to $71 thousand in the second quarter of 2004 from $50 thousand in the second quarter of 2003. Other income increased by $56 thousand, or 169.7% to $89 thousand in the second quarter of 2004 from $33 thousand in the second quarter of 2003.

     For the six months ended June 30, 2004, non-interest income decreased $786 thousand, or 35.3% to $1.4 million from $2.2 million for the same period in 2003. The decrease in non-interest income for the first six months of 2004 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $956 thousand, or 45.8% to $1.1 million in the first six months of 2004 compared to $2.1 million in the first six months of 2003. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Other components of non-interest income include fees on deposit accounts, which increased $51 thousand or 58.6% to $138 thousand in the first six months of 2004 from $87 thousand in the same period of 2003. Other income increased by $125 thousand, or 255.1% to $174 thousand in the first six months of 2004 from $49 thousand in the first six months of 2003.

     NON-INTEREST EXPENSE. For the quarter ended June 30, 2004, non-interest expense decreased $335 thousand from the same period last year. The decrease in non-interest expense in the second quarter of 2004 was attributable to a decrease of $236 thousand in salaries and benefits, primarily related to reduced compensation expense reflecting the lower level of mortgage originations, $89 thousand in other operating expense and $28 thousand in stationery and supplies expense compared to the comparable period of 2003. These decreases were offset by an increase of $18 thousand in occupancy expense for the same comparable period. These decreases are attributable to reduced mortgage origination activity.

     For the six months ended June 30, 2004, non-interest expense decreased $563 thousand from the same period last year. The decrease in non-interest expense in the first six months of 2004 was attributable to a decrease of $383 thousand in salaries and benefits, $151 thousand in other operating expense, $5 thousand in advertising and business promotions, $45 thousand in stationery and supplies and $4 thousand in data processing for the comparable period. These decreases were offset by an increase of $25 thousand in occupancy expense over the comparable period of 2003. These decreases are attributable to the decrease in mortgage loans originated for sale by the mortgage company.

     INCOME TAXES. Income tax expense decreased $18 thousand to $27 thousand for the three months ended June 30, 2004 as compared to $45 thousand for the same period in 2003. The decrease is a result of the company utilizing a portion of the NOL carryover on a fully reserved basis for the quarter ended June 30, 2004 compared to the same period in 2003.

     For the six months ended June 30, 2004 income tax expense decreased $57 thousand to $27 thousand as compared to $84 thousand for the same period in 2003. The decrease is a result of the company utilizing a portion of the NOL carryover on a fully reserved basis for the first six months ended June 30, 2004 compared to the same period in 2003.

                               FINANCIAL CONDITION

                 June 30, 2004 as compared to December 31, 2003

     Total assets increased $6.1 million at June 30, 2004, to $175.8 million from total assets of $169.7 million at December 31, 2003. Increases in total assets include increases of $9.9 million in net loans, $6.7 million in loans held for sale, $6.4 million in investment securities available for sale and $1.1 million in investment securities held to maturity. These increases were partially offset by a $18.3 million reduction in cash and cash equivalents. Total deposits decreased $2.9 million from $145.7 million at year-end 2003 to $142.8 million at June 30, 2004. Federal Home Loan Bank advances increased by $7.4 million to $8.4 million for the first six months of 2004 from $1.0 million at December 31, 2003.

     Total loans at June 30, 2004 increased $10.1 million to $119.0 million from $108.9 million at year-end 2003. The increase in and composition of the loan portfolio, by category, as of June 30, 2004 from December 31, 2003 is as follows: Commercial real estate loans increased $4.2 million, or 16.4% to $30.1 million, commercial loans increased by $4.2 million or 8.0% to $57.0 million, home equity loans increased by $2.1 million, or 8.7% to $26.6 million and residential mortgage loans increased by $436 thousand, or 13.7%, to $3.6 million. Installment loans decreased by $1.0 million, or 35.6%, to $1.7 million.

     The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                   June 30, 2004                     December 31, 2003
                                               Amount        Percent                Amount        Percent
                                                                (DOLLARS IN THOUSANDS)
Commercial and Industrial                     $57,026          47.9%               $52,797          48.5%
Real Estate-Non Residential Properties         30,073          25.3%                25,828          23.7%
Residential Properties  (1-4 Family)            3,628           3.1%                 3,192           2.9%
Consumer and installment                        1,723           1.4%                 2,674           2.5%
Home equity                                    26,560          22.3%                24,437          22.4%
                                             --------        -------              --------        -------
Gross loans                                   119,010         100.0%               108,928         100.0%
                                                             =======                              =======

Less: Net deferred fees                           175                                  137
                                             --------                             --------
Total loans                                   118,835                              108,791
Less: Allowance for loan losses                 1,512                                1,417
                                             --------                             --------
Net Loans                                    $117,323                             $107,374
                                             ========                             ========

     At June 30, 2004, we had no federal funds sold, a decrease of $17.2 million from federal funds sold of $17.2 million at December 31, 2003. During 2004, loans and loans held for sale increased faster than deposits. These funds were used to originate loans, loans held for sale and to fund the investment portfolio during the first six months of 2004.

Securities available for sale increased $6.3 million, or 40.6%, from $15.5 million at year-end 2003 to $21.8 million at June 30, 2004. Securities held to maturity increased $1.1 million, or 18.0%, from $6.1 million at December 31, 2003 to $7.2 million at June 30, 2004. The Company purchased $17.0 million in new securities in the first six months of 2004 and $9.2 million in securities matured, were called or were prepaid. There was $320 thousand in recorded unrealized losses in the available for sale portfolio and $50 thousand in net amortization expenses during the first six months of 2004.

     Total year to date average deposits increased $6.6 million, or 4.7%, to $146.2 million during the first six months of 2004 from the twelve-month average of $139.6 million for the year ended December 31, 2003. NOW deposits increased by $13.1 million, savings deposits increased by $177 thousand, and demand deposits increased by $8.2 million. Money market deposits decreased $48 thousand and time deposits decreased $14.9 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion began in the second quarter of 2001. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2004 reflects the reduction of interest expense on time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

     Federal Home Loan Bank advances increased by $7.4 million to $8.4 million at June 30, 2004 from $1.0 million on December 31, 2003. The increase reflects the need to fund loan and investment security demand.

ASSET QUALITY

     At June 30, 2004 and December 31, 2003 the Company had no non-accrual loans. Management continues to monitor the Company's asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.



The following table provides information regarding risk elements in the loan portfolio:

                                              June 30, 2004    December 31, 2003
                                                   (dollars in thousands)
     Non-accrual loans                            $  --            $  --
     Non-accrual loans to total loans              0.00%            0.00%
     Non-performing assets to total assets         0.00%            0.00%
     Allowance for loan losses
       as a % of non-performing loans                NM               NM
     Allowance for loan losses to total loans      1.27%            1.30%

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank did not have any non-performing loans at June 30, 2004 and December 31, 2003.

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

     At June 30, 2004, the allowance for loan losses increased $95 thousand to $1.5 million from $1.4 million at December 31, 2003. There were $16 thousand in charge offs and $11 thousand in recoveries reported in the first six months of 2004. The allowance for loan losses as a percentage of total loans was 1.27% at June 30, 2004 compared to 1.30% at December 31, 2003.

LIQUIDITY MANAGEMENT

     At June 30, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 2004, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $28.3 million, which represents 16.1% of total assets and 18.5% of total deposits and borrowings.

     It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $30.0 million (subject to available qualified collateral, with current borrowings of $8.4 million outstanding from the FHLB at June 30, 2004). At June 30, 2004 outstanding commitments to extend credit were $66.8 million and available line of credit balances totaled $17.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders' equity increased to $22.0 million at June 30, 2004. Activity in stockholders' equity consisted of a decrease in accumulated deficit of $535 thousand which represents the net income earned during the first six months of 2004 and a decrease in accumulated comprehensive income resulting from a net change in unrealized loss on securities available for sale of $374 thousand. Common stock also increased by $83 thousand from the exercise of warrants and stock options during the first six months of 2004.

     At June 30, 2004 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at June 30, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.

                                     AMOUNT    RATIO      AMOUNT   MINIMUM RATIO
                                    -------    -----     -------   -------------
          The Bank:
             Leverage Capital       $17,024     9.92%     $6,865       4.00%
             Tier 1 - Risk Based    $17,024    10.79%     $6,309       4.00%
             Total Risk - Based     $18,536    11.75%    $12,618       8.00%


          The Company:
             Leverage Capital       $21,094    12.29%     $6,865       4.00%
             Tier 1 - Risk Based    $21,094    13.37%     $6,309       4.00%
             Total Risk-Based       $22,606    14.33%    $12,618       8.00%

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2004, the Company did not have any off-balance sheet arrangements, as that term is defined by Section 303 (c) of Securities and Exchange Commission Regulation S-B.

ITEM 3 - CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period reported on in this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b)  Changes in internal controls.

          Not applicable

                            PART II OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASED OF EQUITY SECURITIES

     Not applicable - the Registrant did not repurchase any equity securities during the quarter ended June 30, 2004, and has no repurchase plans in effect

Item 3.   DEFAULTS UPON SERVED SECURITIES

     Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 28, 2004, the Registrant held its annual meeting of shareholders. Shareholders were asked to elect members of the Company's Board of Directors whose terms expired. The results were as follows:

    NOMINEES:                               FOR               WITHOLD AUTHORITY
    ---------                             --------            -----------------

Thomas J. Marino                          2,303,851                  430
Gerald B. O'Connor                        2,303,851                  430
Nicholas P. Rizzo                         2,303,851                  430
Gerard Riker                              2,303,851                  430
Joseph M. Sullivan                        2,303,851                  430
M. Gerald Sedam II                        2,303,851                  430

Item 5.   OTHER INFORMATION

     Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(i)  Exhibits

          Exhibit 31.1 - Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)

          Exhibit 31.2 - Certification of Gerard Riker pursuant to SEC Rule 13a-14(a)

          Exhibit 32-Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(ii) REPORTS ON FORM 8-K

ITEM NUMBER                                          FILING DATE
-----------                                          -----------

12 - Press release, 1st  Quarter results             April 28, 2004

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SOMERSET HILLS BANCORP

Date:  August 6, 2004                               By:/s/ Gerard Riker

                                                    GERARD RIKER
                                                    Executive Vice President and
                                                    Chief Financial Officer