Form 10QSB
period 2004-09-30
SOMERSET HILLS BANCORP
filed 2004-11-12
CIK 1189396

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB
                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2004

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934).
Yes __ No  _X_

As of November 8, 2004 there were 3,049,448 shares of common stock, no par value, outstanding.

                             SOMERSET HILLS BANCORP
                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                           Page(s)

Item I.    Financial Statements
           Consolidated Balance Sheets
           As of September 30, 2004 (unaudited) and December 31, 2003          3

           Consolidated Statements of Income for the Three and
           Nine months ended September 30, 2004 and 2003 (Unaudited)           4

           Consolidated Statements of Changes in Stockholders' Equity
           For the nine months ended September 30, 2004 (Unaudited)            5

           Consolidated Statements of Cash Flows for the Nine months
           Ended September 30, 2004 and 2003 (Unaudited)                       6

           Notes to Consolidated Financial Statements (Unaudited)              7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      10

Item 3.    Controls and Procedures                                            16


Part II - Other Information

Item 1.    Legal Proceedings                                                  17

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        17

Item 3.    Defaults Upon Senior Securities                                    17

Item 4.    Submission of Matters to a Vote of Security Holders                17

Item 5.    Other Information                                                  17

Item 6.    Exhibits                                                           17

Signatures                                                                    18

Exhibit 31.1                                                                  19

Exhibit 31.2                                                                  20

Exhibit 32                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             SOMERSET HILLS BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                     SEPTEMBER 30, 2004     DECEMBER 31, 2003
------                                                     ------------------     -----------------
                                                              (Unaudited)
Cash and due from banks                                                $5,285                $7,392
Interest bearing deposits at other banks                                  703                   175
Federal funds sold                                                     11,700                17,200
                                                         --------------------   -------------------
       Total cash and cash equivalents                                 17,688                24,767

Loans held for sale                                                     7,340                 5,110
Investment securities held to maturity (Approximate
    market value of $7,413 in 2004 and $6,121 in 2003)                  7,388                 6,117
Investment securities available-for-sale                               20,946                15,454

Loans receivable                                                      123,993               108,928
                  Less allowance for loan losses                       (1,556)               (1,417)
                     Deferred fees                                       (197)                 (137)
                                                         --------------------   -------------------
       Net loans receivable                                           122,240               107,374

Premises and equipment, net                                             4,201                 3,786
Goodwill, net                                                           1,191                 1,191
Bank owned life insurance                                               5,292                 5,122
Accrued interest receivable                                               696                   488
Other assets                                                              403                   270
                                                         --------------------   -------------------

        Total assets                                                 $187,385              $169,679
                                                         ====================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
      Deposits:
      Non-interest bearing deposits-demand                            $31,146               $28,995
      Interest bearing deposits-NOW,
        money market and savings                                      108,359                86,111
      Certificates of deposit, under $100,000                          16,588                21,554
      Certificates of deposit, $100,000 and over                        6,807                 8,991
                                                         --------------------   -------------------
                    Total deposits                                    162,900               145,651
                                                         --------------------   -------------------

Federal Home Loan Bank advances                                         1,000                 1,000
Accrued interest payable                                                   85                    83
Other liabilities                                                         698                 1,224
                                                         --------------------   -------------------
                   Total liabilities                                  164,683               147,958
                                                         --------------------   -------------------

STOCKHOLDERS' EQUITY:
   Preferred stock - 1,000,000 shares authorized,
      none issued                                                           -                     -
   Common Stock-authorized 9,000,000 shares
      of no par value; issued and outstanding,
      3,049,448 shares in 2004 and 3,039,095 in 2003                   23,940                23,853
   Accumulated deficit                                                 (1,241)               (2,186)
   Accumulated other comprehensive income                                   3                    54
                                                         --------------------   -------------------
              Total stockholders' equity                               22,702                21,721
                                                         --------------------   -------------------

              Total liabilities and stockholders' equity             $187,385              $169,679
                                                         ====================   ===================

      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30                       September 30
                                                             2004               2003             2004             2003
                                                             ----               ----             ----             ----
INTEREST INCOME
   Loans, including fees                                   $1,872             $2,177           $5,101           $5,815
   Investment securities                                      255                 55              746              265
   Federal funds sold                                          18                  3               49               27
   Interest bearing deposits with other banks                   2                  2                5               11
                                                     ------------     --------------    -------------    -------------
         Total interest income                              2,147              2,237            5,901            6,118

INTEREST EXPENSE
   Deposits                                                   480                613            1,449            1,886
   Federal funds purchased                                      -                 19                2               30
   Federal Home Loan Bank advances                             18                 32               43               79
                                                     ------------     --------------    -------------    -------------
        Total interest expense                                498                664            1,494            1,995

Net interest income                                         1,649              1,573            4,407            4,123

Provision for loan losses                                      50                114              150              326
                                                     ------------     --------------    -------------    -------------

Net interest income after provision for loan losses         1,599              1,459            4,257            3,797
                                                     ------------     --------------    -------------    -------------

NON-INTEREST INCOME
   Service fees on deposit accounts                            76                 49              214              136
   Gains on sales of mortgage loans, net                      578              1,094            1,708            3,181
   Gain on sale of investment securities                        -                  -                -                6
   Other income                                                81                102              255              151
                                                     ------------     --------------    -------------    -------------
      Total non-interest income                               735              1,245            2,177            3,474
                                                     ------------     --------------    -------------    -------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                             964              1,259            2,769            3,447
   Occupancy expense                                          324                304              909              864
   Advertising and business promotion                         112                143              339              375
   Stationery and supplies                                     45                 72              145              217
   Data processing                                             78                 66              214              206
   Other operating expense                                    357                358            1,042            1,194
                                                     ------------     --------------    -------------    -------------
      Total non-interest expense                            1,880              2,202            5,418            6,303
                                                     ------------     --------------    -------------    -------------

Income  before provision for income taxes                     454                502            1,016              968

Provision for Income Taxes                                     44                 48               71              132
                                                     ------------     --------------    -------------    -------------

     Net income                                              $410               $454             $945             $836
                                                     ============     ==============    =============    =============

Per share data
    Net income basic                                        $0.13              $0.15            $0.31            $0.28
                                                     ============     ==============    =============    =============
    Net income diluted                                      $0.12              $0.15            $0.27            $0.27
                                                     ============     ==============    =============    =============

See accompanying notes to unaudited consolidated financial statements

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Accumulated
                                                                             Other                          Total
                                                 Common    Accumulated   Comprehensive   Comprehensive   Stockholders'
                                                 Stock       Deficit     Income (loss)   Income (loss)      Equity
                                               ---------     --------    --------------  -------------   -------------
Balance December 31, 2003                        $23,853      $(2,186)          $54             $-          $21,721

Exercise of common stock warrants and options         87            -             -               -              87
Net income for the period                              -          945             -             945             945

Other comprehensive loss, net of
     reclassification adjustment                       -            -           (51)            (51)            (51)
                                                --------     --------       --------       --------        --------
             Total comprehensive income                                                        $894
                                                                                           ========

Balance September 30, 2004                       $23,940      $(1,241)            $3                        $22,702
                                                ========     ========       ========                       ========

      See accompanying notes to unaudited consolidated financial statements

                             SOMERSET HILLS BANCORP
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                 September 30,

                                                                                              2004             2003
                                                                                              ----             ----
OPERATING ACTIVITIES:
 Net income                                                                                   $945             $836
 Adjustments to reconcile net income to net cash used in operating activities:
 Depreciation and amortization                                                                 446              391
 Provision for loan losses                                                                     150              326
 Gain on sales of investment securities                                                          -               (6)
 Mortgage loans originated for sale                                                       (215,753)        (452,831)
 Proceeds from mortgage loan sales                                                         215,231          442,657
 Gain on sale of mortgage loans                                                             (1,708)          (3,181)
 Increase in accrued interest receivable                                                      (208)             (65)
 Increase in other assets                                                                     (133)            (268)
 Increase in accrued interest payable                                                            2               19
 (Decrease) increase in other liabilities                                                     (526)             484
                                                                                     -------------    -------------

  Net cash used in operating activities                                                     (1,554)         (11,638)
                                                                                     -------------    -------------

INVESTING ACTIVITIES:
  Purchases of investment securities available-for-sale                                    (15,901)          (5,568)
  Purchases of investment securities held to maturity                                       (2,297)               -
  Maturity and payments of investment securities available-for-sale                         10,314           14,441
  Maturity and payments of investment securities held to maturity                            1,000                -
  Proceeds from sale of investment securities available-for-sale                                 -            1,000
  Net increase in loans receivable                                                         (15,016)         (13,696)
  Proceeds from sale of equipment                                                                -                3
  Purchases of premises and equipment                                                         (791)            (190)
  Purchase of bank owned life insurance                                                          -           (5,000)
  Increase in bank owned life insurance                                                       (170)             (63)
                                                                                     -------------    -------------

              Net cash  used in investing activities                                       (22,861)          (9,073)
                                                                                     -------------    -------------

FINANCING ACTIVITIES:
 Net increase in demand deposit and savings accounts                                        24,399           23,902
 Net (decrease) increase in certificates of deposit                                         (7,150)          10,971
 Repayment of Federal Home Loan Bank advances                                                    -           (1,500)
 Exercise of warrants and stock options                                                         87                -
                                                                                     -------------    -------------
              Net cash provided by financing activities                                     17,336           33,373
                                                                                     -------------    -------------

              Net (decrease) increase in cash and cash equivalents                          (7,079)          12,662
  Cash and cash equivalents at beginning of period                                          24,767            9,451
                                                                                     -------------    -------------
  Cash and cash equivalents at end of period                                               $17,688          $22,113
                                                                                     =============    =============



  Supplemental information:
     Cash paid during the year for:
        Interest                                                                            $1,492           $1,976
        Income taxes                                                                          $148             $136



      See accompanying notes to unaudited consolidated financial statements

                      SOMERSET HILLS BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Summary of Significant Accounting Policies

a)  BASIS OF PRESENTATION
    ---------------------

    Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank ("the Bank), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2004, the Bank operated four banking offices: its main office, located in Somerset County, New Jersey, two branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. In the second quarter of 2004, the Bank also became the 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Morristown, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

    The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

b)  NET INCOME PER COMMON SHARE
    ---------------------------

    Basic net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

    The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

                                          Nine Months Ended, September 30, 2004     Nine Months Ended, September 30, 2003
                                        ----------------------------------------    -------------------------------------
                                                                           Per                                      Per
                                           Income           Shares        Share        Income         Shares       Share
                                        (Numerator)     (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                        ----------------------------------------    -----------  ------------------------
Basic earnings per share:
 Net income applicable to common
    Stockholders                              $945           3,045        $0.31         $836          3,039        $0.28
                                                                        =======                                  =======
Effect of dilutive securities:
  Options/Warrants                               -             469                         -              8
                                          --------        --------                  --------       --------
Diluted EPS:
 Net income applicable to common stock-
    Holders and assumed conversions           $945           3,514        $0.27         $836          3,047        $0.27
                                          ========        ========     ========     ========       ========     ========

                                         Three Months Ended, September 30, 2004     Three Months Ended, September 30, 2003
                                        ----------------------------------------    -------------------------------------
                                                                           Per                                      Per
                                           Income           Shares        Share        Income         Shares       Share
                                        (Numerator)     (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                        ----------------------------------------    -----------  ------------------------
Basic earnings per share:
 Net income applicable to common
    Stockholders                              $410           3,049        $0.13         $454          3,039        $0.15
                                                                        =======                                  =======
Effect of dilutive securities:
  Options/Warrants

                                                 -             459                         -             25
                                           ----------  -----------                  -----------  ----------
Diluted EPS:
 Net income applicable to common stock-
    Holders and assumed conversions           $410           3,508        $0.12         $454          3,064        $0.15
                                           ==========  ========================     ===========  =======================

c)  COMPREHENSIVE INCOME
    --------------------

       The components of other comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                     Three Months Ended             Nine Months Ended
                                                        September 30                  September 30

                                                      2004         2003           2004          2003
                                                      ----         ----           ----          ----
     Net income                                       $410         $454           $945          $836
     Change in unrealized holding
     (losses) gains on available for
     sale securities                                   322          (83)           (51)         (156)
     Less: reclassification adjustments
     for gains included in net income                    -            -              -             6
                                             -------------   ----------    -----------    ----------
     Net unrealized (losses) gains                     322          (83)           (51)         (162)
                                             -------------   ----------    -----------    ----------
     Other comprehensive income                       $732         $371           $894          $674
                                             =============   ==========    ===========   ===========

d)  STOCK-BASED COMPENSATION
    ------------------------

           At September 30, 2004, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                          (Dollars in Thousands)          (Dollars in Thousands)

                                                            2004          2003              2004         2003
                                                            ----          ----              ----         ----
     Net income, as reported                                $410          $454              $945         $836
     Deduct: Total stock-based compensation
     expense determined under fair value based
     method for all awards, net of related tax effect        (18)          (20)              (67)         (62)

     Pro forma net income                                   $392          $434              $878         $774

     Net income per share:
        Basic-as reported                                  $0.13         $0.15             $0.31        $0.28
        Basic-pro forma                                    $0.13         $0.14             $0.29        $0.25

        Diluted-as reported                                $0.12         $0.15             $0.27        $0.27
        Diluted-pro forma                                  $0.11         $0.14             $0.25        $0.25

           The per share weighted-average fair values of stock options granted during 2004 and 2003 were $4.33 and $2.79, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 3.43% and 4.39% and expected lives of 7 years.

2.  SEGMENT INFORMATION
    -------------------

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

         The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2004 (in thousands)

                                    The Bank and     Sullivan Financial    Eliminating       Consolidated
                                     The Bancorp        Services, Inc.       entries

Interest income                              $2,109                 $187          $(149)           $2,147
Interest expense                                498                  149           (149)              498
Provision for loan losses                        50                    -              -                50
Non-interest income                             177                  579             21)              735
Non-interest expense                          1,375                  570            (21)            1,924
Net income                                      363                   47              -               410

Total assets                               $187,902              $14,954       $(15,471)         $187,385

         The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2003 (in thousands)

                                    The Bank and     Sullivan Financial    Eliminating       Consolidated
                                     The Bancorp        Services, Inc.       entries
Interest income                              $2,022                 $780          $(565)           $2,237
Interest expense                                664                  565           (565)              664
Provision for loan losses                       114                    -              -               114
Non-interest income                             171                1,095            (21)            1,245
Non-interest expense                          1,073                1,198            (21)            2,250
Net income                                      342                  112              -               454

Total assets                               $129,525              $62,937        $(8,124)         $184,338

         The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2004 (in thousands)

                                    The Bank and     Sullivan Financial    Eliminating       Consolidated
                                     The Bancorp        Services, Inc.       entries
Interest income                              $5,791                 $439          $(329)           $5,901
Interest expense                              1,494                  329           (329)            1,494
Provision for loan losses                       150                    -              -               150
Non-interest income                             530                1,710            (63)            2,177
Non-interest expense                          3,854                1,698            (63)            5,489
Net income                                      823                  122              -               945

Total assets                               $187,902              $14,954       $(15,471)         $187,385

         The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2003 (in thousands)

                                    The Bank and     Sullivan Financial    Eliminating       Consolidated
                                     The Bancorp        Services, Inc.       entries
Interest income                              $5,640               $1,627        $(1,149)           $6,118
Interest expense                              1,995                1,149         (1,149)            1,995
Provision for loan losses                       326                    -              -               326
Non-interest income                             355                3,182            (63)            3,474
Non-interest expense                          3,548                2,950            (63)            6,435
Net income                                      126                  710              -               836

Total assets                               $129,525              $62,937        $(8,124)         $184,338

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                              RESULTS OF OPERATIONS

      Three and Nine Months ended September 30, 2004 and September 30, 2003

                          CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2003 included in it's Annual Report Form 10-KSB filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgements which often require assumptions or estimates about highly uncertain matters. Changes in these judgements, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. Additional information is contained on pages 13 and 16 of this Form 10-QSB for the provision and allowance for loan losses.

                                    OVERVIEW

     For the three months ended September 30, 2004, the company realized a $44 thousand decrease in net income over the comparable period of 2003. For the three months ended September 30, 2004, net income was $410 thousand or $0.13 basic and $0.12 diluted earnings per share, compared to $454 thousand, or $0.15 per basic and diluted share for the same period in 2003.

    For the nine months ended September 30, 2004 net income was $945 thousand, a $109 thousand increase from the $836 thousand reported for the same period in 2003. Basic and diluted earnings per share were $0.31 and $0.27, respectively, compared to $0.28 per basic and $0.27 diluted per share for the same period in 2003.

    The results in the nine month periods reflect a substantial decrease in interest expense due to continuing low market interest rates for deposit accounts and a decrease in non-interest expense. These decreases in expenses in the nine month periods were substantially off-set by a decrease in non-interest income, specifically gain on sale of loans income from our mortgage operations, as higher mortgage interest rates reduced loan volume.

    At September 30, 2004, total assets were $187.4 million, an increase of $17.7 million from total assets of $169.7 million at year end 2003. The increase includes increases of $15.1 million in loans, $5.5 million in securities available for sale and $1.3 million in securities held to maturity. Loans held for sale also increased $2.2 million. The changes reflect a reinvestment of excess liquidity into loans and the investment portfolio and out of federal funds sold and cash and due from banks. These increases were partially off-set by decreases of $5.5 million in federal funds sold and $2.1 million in cash and due from banks.

    During the second quarter of 2004, as part of our continuing efforts to enhance non-interest income, we entered into a joint venture pursuant to which we acquired 50% of Somerset Hills Title Group, LLC, a full service title insurance agency located in Morristown, New Jersey. Our investment in Somerset Hills Title Group was not material, and it did not significantly contribute to our results of operation in the third quarter.

                              RESULTS OF OPERATIONS

     INTEREST INCOME. Total interest income decreased $90 thousand, or 4.0%, to $2.1 million for the quarter ended September 30, 2004 from $2.2 million for the same period in 2003. This decrease was primarily attributable to a decrease in average volume on mortgage loans held for sale of $43.0 million during the third quarter of 2004 from $56.7 million to $13.7 million in the third quarter of 2004 reflecting reduced mortgage loan originations during a time of stable or rising mortgage interest rates. There was also a decrease of 22 basis points in the average rate earned on interest earning assets to 5.03% during the third quarter of 2004 from 5.25% in the third quarter of 2003. The decline in rates had the greatest effect on loans and mortgage loans held for sale. The average rate earned on loans decreased by 1 basis point to 5.50% in the third quarter of 2004 from 5.51% during the third quarter of 2003. The average rate earned on mortgage loans held for sale decreased 2 basis points to 5.43% in the third quarter of 2004 from 5.45% during the third quarter of 2003. The average rate earned on federal funds sold increased 50 basis points to 1.45% for the third quarter of 2004 from 0.95% in the third quarter of 2003. The declines in rate were partially offset by increase in volume as the average loan balance increased 21.3% from $100.6 million to $122.0 million from third quarter 2003 to the third quarter 2004. The average balance of investment securities increased by $19.2 million, or 202.9% , to $28.7 million in the third quarter of 2004 from $9.5 million during the third quarter of 2003. The average balance of cash and due from banks decreased $466 thousand, or 46.6% to $535 thousand during the third quarter of 2004 compared to $1.0 million during the third quarter of 2003. The average rate earned on due from banks increased 42 basis points to 1.25% for the third quarter of 2004 from 0.83% in the third quarter of 2003. The average balance on federal funds sold increased by $3.5 million or 260.2% to $4.9 million in the third quarter of 2004 from $1.4 million in the third quarter of 2003. The decline in volume on loans held for sale reflects the current market trend of increasing interest rates.

    For the nine months ended September 30, 2004 interest income decreased $217 thousand, or 3.5%, to $5.9 million from $6.1 million for the same period in 2003. This decrease was primarily attributable to a decrease of 41 basis points in the average rate earned on interest earning assets to 4.90% during the first nine months of 2004 from 5.31% in the first nine months of 2003. The average balance in the loan portfolio increased $17.2 million from $97.8 million to $115.0 million, average investment securities increased $14.9 million from $13.5 million to $28.4 million and average federal funds sold increased $2.9 million from $3.3 million to $6.2 million during the first nine months of 2004 over the same period in 2003. These increases were offset by a decrease in the average balance of loans held for sale of $27.3 million during the first nine months of 2004 compared to the 2003 period.

     INTEREST EXPENSE. The Company's interest expense for the third quarter of 2004 decreased $166 thousand, or 25.0% to $498 thousand from $664 thousand in the third quarter of 2003. The average balance of interest bearing liabilities decreased by $13.6 million, or 9.4% to $129.8 million during the third quarter of 2004 from $143.4 million in the same period of 2003 as the average balance of non-interest bearing deposits increased by 87.3%, or $14.9 million, to $32.0 million for the third quarter of 2004 from $17.1 million in the year ago period. The decrease in the average balance of interest bearing liabilities was augmented by the reduction in rates, as the average cost of funds declined 31 basis points to 1.53% for the third quarter of 2004 from 1.84% in the third quarter of 2003. Interest expense on time deposits, the largest component of the decrease, decreased $172 thousand, to $201 thousand as the average balance in time deposits decreased $24.8 million to $23.8 million in the third quarter of 2004 compared to $48.6 million for the same period in 2003. The decline in time deposits reflects management's continuing philosophy of relationship banking, and the use of lower rate core deposit accounts as our primary funding source. The interest expense on federal funds purchased decreased $18 thousand and the average balance in federal funds purchased decreased $5.2 million to $85 thousand in the third quarter of 2004 compared to the same period in 2003. As a result of our continued marketing promotion for low cost deposits, which began in April of 2001, NOW deposit average balances have grown $20.3 million, or 29.1%, from $69.8 million during the third quarter 2003 to $90.1 million in the third quarter of 2004. The interest expense on NOW deposits increased $40 thousand for the third quarter of 2004, while the average interest rate paid decreased 10 basis points from 1.22% to 1.12% during the same periods. Average savings deposits reflect an increase of $1.5 million, or 34.6%, in average balances while the average rate paid declined 4 basis points from 0.59% in the third quarter of 2003 to 0.55% in the third quarter of 2004. Average borrowed funds decreased to $2.4 million in the third quarter of 2004 from $6.0 million in the third quarter of 2003. The interest expense on Money Market deposits decreased $3 thousand in the third quarter of 2004 while the average interest rate paid increased 5 basis points to 0.85% during the third quarter of 2004 from 0.80% in the third quarter of 2003. The average balance decreased $1.9 million in the third quarter of 2004 from $9.4 million in the third quarter of 2003.

    For the nine months ended September 30, 2004 interest expense decreased $501 thousand, or 25.1% to $1.5 million from $2.0 million for the same period last year. The average balance of interest bearing liabilities decreased $1.4 million, or 1.1% to $124.6 million during the first nine months of 2004, as the average balance of non-interest bearing deposits increased by 73.1%, or $11.9 million to $28.0 million for the nine months ended September 30, 2004 from $16.1 million in the year ago period. Interest expense on time deposits, the largest component of the decrease, declined $459 thousand, or 39.0% to $716 thousand as the average balance in time deposits decreased $17.5 million to $26.9 million in the first nine months of 2004 compared to the same period in 2003. NOW deposit average balances increased $19.6 million, or 30.8% from $63.5 million during the first nine months of 2003 to $83.1 million in the first nine months of 2004. The interest expense on NOW deposits increased $33 thousand from the first nine months of 2003, while the average interest rate paid decreased 26 basis points from 1.34% to 1.08% during the same periods. Average savings deposits reflect an increase of $776 thousand, or 19.3%, in average balances while the average rate paid declined 19 basis points from 0.68% in the first nine months of 2003 to 0.49% in the first nine months of 2004. Average borrowed funds decreased to $1.7 million in the first nine months of 2004 from $3.5 million in the first nine months of 2003. Average federal funds purchased decreased to $189 thousand in the first nine months of 2004 from $2.7 million in the first nine months of 2003. The interest expense on Money Market deposits decreased $9 thousand in the first nine months of 2004 while the average interest rate paid decreased 16 basis points to 0.79% during the first nine months of 2004 from 0.95% in the first nine months of 2003. The average balance increased $6 thousand to $7.9 million in the first nine months of 2004 compared to the same period in 2003.

     The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 2004 and 2003. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

                                                  Comparative Average
                                                     Balance Sheets
                                            Nine Months Ended September 30,

                                                                  2004                                   2003
                                                                  ----                                   ----
                                                               INTEREST   AVERAGE RATES                INTEREST   AVERAGE RATES
                                                    AVERAGE     INCOME/      EARNED/        AVERAGE     INCOME/      EARNED/
                                                    BALANCE     EXPENSE        PAID         BALANCE     EXPENSE       PAID
                                                    -------     -------        ----         -------     -------       ----
Assets                                                                        (Dollars in Thousands)
      Cash and due from banks                          $725          $5        0.92%         $1,504        $11        0.99%
      Loans                                         114,956       4,662        5.42%         97,825      4,189        5.73%
      Loans held for sale                            10,629         439        5.51%         37,912      1,626        5.74%
      Investment securities (1)                      28,434         746        3.50%         13,514        265        2.62%
      Fed funds sold                                  6,163          49        1.06%          3,328         27        1.09%
                                                   --------      ------        ----        --------     ------        ----
   Total interest earning assets                   $160,907      $5,901        4.90%       $154,083     $6,118        5.31%

   Non-interest earning assets                       15,944                                  11,410
   Allowance for loan losses                         (1,463)                                 (1,320)
                                                   --------                                --------
Total Assets                                       $175,388                                $164,173
                                                   ========                                ========

Liabilities and  Equity
      Interest bearing demand deposits              $83,103        $669        1.08%        $63,530       $636        1.34%
      Savings                                         4,793          17        0.49%          4,017         20        0.68%
      Money Market                                    7,869          47        0.79%          7,863         56        0.95%
      Certificates of deposits                       26,914         716        3.55%         44,385      1,174        3.54%
      Federal funds purchased                           189           2        1.41%          2,680         30        1.50%
      FHLB advances/ other borrowings                 1,726          43        3.30%          3,503         79        3.01%
                                                   --------      ------        ----        --------     ------        ----
           Total interest bearing liabilities       124,594      $1,494        1.60%        125,978     $1,995        2.12%

   Non-Interest Bearing Liabilities:

      Non-interest bearing deposits                  27,952                                  16,147
      Other liabilities                                 718                                   1,031
                                                   --------                                --------

   Total Liabilities                                153,264                                 143,156
   Stockholders' Equity                              22,124                                  21,017
                                                   --------                                --------
Total Liabilities and Stockholders' Equity         $175,388                                $164,173
                                                   ========                                ========

Net Interest Income                                              $4,407                                 $4,123
                                                               ========                               ========
Net Interest Spread                                                            3.30%                                  3.19%
Net  Interest Margin                                                           3.66%                                  3.58%

(1) Includes FHLB stock and interest-bearing deposits

                                                  Comparative Average
                                                     Balance Sheets

                                            Three Months Ended September 30,

                                                                  2004                                   2003
                                                                  ----                                   ----
                                                               INTEREST    AVERAGE RATES               INTEREST    AVERAGE RATES
                                                     AVERAGE    INCOME/       EARNED/        AVERAGE    INCOME/        EARNED/
                                                     BALANCE    EXPENSE        PAID          BALANCE    EXPENSE         PAID
                                                     -------   ---------   -------------     -------   ---------   --------------
Assets                                                                         (Dollars in Thousands)
      Cash and due from banks                           $535        $2         1.25%          $1,001        $2         0.83%
      Loans                                          121,965     1,685         5.50%         100,581     1,397         5.51%
      Loans held for sale                             13,681       187         5.43%          56,740       780         5.45%
      Investment securities (1)                       28,745       255         3.53%           9,491        55         2.29%
      Fed funds sold                                   4,910        18         1.45%           1,363         3         0.95%
                                                    --------    ------         -----        --------    ------         -----
   Total interest earning assets                     169,836    $2,147         5.03%         169,176    $2,237         5.25%

   Non-interest earning assets                        16,685                                  15,157
   Allowance for loan losses                          (1,540)                                 (1,302)
                                                    --------                                --------
Total Assets                                        $184,981                                $183,031
                                                    ========                                ========

Liabilities and  Equity

      Interest bearing demand deposits               $90,052      $254         1.12%         $69,761      $214         1.22%
      Savings                                          5,896         8         0.55%           4,381         7         0.59%
      Money Market                                     7,549        16         0.85%           9,409        19         0.80%
      Certificates of deposits                        23,795       202         3.37%          48,562       373         3.05%
      Federal funds purchased                             85         -         1.64%           5,267        19         1.44%
      FHLB advances/ other borrowings                  2,441        18         2.78%           5,986        32         2.08%
                                                    --------    ------         -----        --------    ------         -----
           Total interest bearing liabilities        129,818      $498         1.53%         143,366      $664         1.84%

   Non-Interest Bearing Liabilities:
      Non-interest bearing deposits                   32,041                                  17,105
      Other liabilities                                  745                                   1,289
                                                    --------                                --------
   Total Liabilities                                 162,604                                 161,760
   Stockholders' Equity                               22,377                                  21,271
                                                    --------                                --------
Total Liabilities and Stockholders' Equity          $184,981                                $183,031
                                                    ========                                ========

Net Interest Income                                             $1,649                                  $1,573
                                                                ======                                ========
Net Interest Spread                                                            3.50%                                   3.41%
Net  Interest Margin                                                           3.86%                                   3.69%

(1) Includes FHLB stock and interest-bearing deposits


    NET-INTEREST INCOME. The net interest income for the third quarter of 2004 increased $76 thousand over the same period last year. This increase was the result of the Company's ability to add interest earning assets at a faster pace than interest bearing liabilities in a declining market rate environment and the Company's ability to shift its average balances to lower costing interest bearing liabilities or non-interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased by 9 basis points to 3.50% and the net yield on interest-earning assets decreased 22 basis points to 5.03%. The yield on interest bearing liabilities decreased by 31 basis points to 1.53% in the third quarter of 2004 compared to the same period last year.

    Net interest income for the nine months ended September 30, 2004 increased $284 thousand, or 6.9%, over the same period last year. The net interest spread increased 11 basis points and the net yield on interest earning assets decreased by 41 basis points between the first nine-month periods of 2003 and 2004. The cost of interest bearing liabilities decreased by 52 basis points to 1.60% in the first nine months of 2004 compared to the same period last year. The greater decline in rates on liabilities is caused by deposit liabilities repricing faster than earning assets during the first nine month period of 2004 compared to the first nine months of 2003.

    PROVISION FOR LOAN LOSSES. For the three months ended September 30, 2004 the provision for loan losses was $50 thousand compared to $114 thousand for the quarter ended September 30, 2003. The provision for loan losses was $150 thousand for the nine months ended September 30, 2004 as compared to $326 thousand for the nine months ended September 30, 2003. The change in the provision for loan losses reflects management's judgment concerning the risks inherent in the Company's existing portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

     NON-INTEREST INCOME. Non-interest income decreased by 41.0% or $510 thousand in the third quarter of 2004 to $735 thousand from $1.2 million in the third quarter of 2003. The decrease in non-interest income is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $516 thousand, or 47.2% to $578 thousand in the third quarter of 2004 compared to $1.1 million in the third quarter of 2003. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $140.0 million to $71.0 million in the third quarter of 2004 from $211.0 million in the third quarter of 2003, reflecting higher market rates of interest for mortgage loans and reduced refinancing activity. Other components of non-interest income include fees on deposit accounts which increased $27 thousand or 55.1% to $76 thousand in the third quarter of 2004 from $49 thousand in the third quarter of 2003. Other income decreased by $21 thousand, or 20.6% to $81 thousand in the third quarter of 2004 from $102 thousand in the third quarter of 2003.

    For the nine months ended September 30, 2004, non-interest income decreased $1.3 million, or 37.3% to $2.2 million from $3.5 million for the same period in 2003. The decrease in non-interest income for the first nine months of 2004 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $1.5 million, or 46.3% to $1.7 million in the first nine months of 2004 compared to $3.2 million in the first nine months of 2003. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Other components of non-interest income include fees on deposit accounts, which increased $78 thousand or 57.4% to $214 thousand in the first nine months of 2004 from $136 thousand in the same period of 2003. Other income increased by $104 thousand, or 68.9% to $255 thousand in the first nine months of 2004 from $151 thousand in the first nine months of 2003.

     NON-INTEREST EXPENSE. For the quarter ended September 30, 2004, non-interest expense decreased $322 thousand from the same period last year. The decrease in non-interest expense in the third quarter of 2004 was attributable to a decrease of $295 thousand in salaries and benefits, primarily related to reduced compensation expense reflecting the lower level of mortgage originations, $31 thousand in advertising and business promotions, $27 thousand in stationery and supplies expense and $1 thousand in other operating expense compared to the comparable period of 2003. These decreases were partially offset by an increase of $20 thousand in occupancy expense and $12 thousand in data processing expense for the same comparable period.

    For the nine months ended September 30, 2004, non-interest expense decreased $885 thousand from the same period last year. The decrease in non-interest expense in the first nine months of 2004 was attributable to a decrease of $678 thousand in salaries and benefits, $152 thousand in other operating expense, $36 thousand in advertising and business promotions and $72 thousand in stationery and supplies from the comparable period. These decreases were partially offset by an increase of $45 thousand in occupancy expense and $8 thousand in data processing over the comparable period of 2003. These decreases are attributable to the decrease in mortgage loans originated for sale by the mortgage company.

     INCOME TAXES. Income tax expense decreased $4 thousand to $44 thousand for the three months ended September 30, 2004 as compared to $48 thousand for the same period in 2003. The decrease is a result of the company utilizing a portion of the NOL carryover on a fully reserved basis for the quarter ended September 30, 2004 compared to the same period in 2003.

    For the nine months ended September 30, 2004 income tax expense decreased $61 thousand to $71 thousand as compared to $132 thousand for the same period in 2003. The decrease is a result of the company utilizing a portion of the NOL carryover on a fully reserved basis for the first nine months ended September 30, 2004 compared to the same period in 2003.

                               FINANCIAL CONDITION

               September 30, 2004 as compared to December 31, 2003

    Total assets increased $17.7 million at September 30, 2004, to $187.4 million from total assets of $169.7 million at December 31, 2003. Increases in total assets include increases of $14.9 million in net loans, $2.2 million in loans held for sale, $5.5 million in investment securities available for sale and $1.3 million in investment securities held to maturity. These increases were partially offset by a $7.1 million reduction in cash and cash equivalents. Total deposits increased $17.2 million from $145.7 million at year-end 2003 to $162.9 million at September 30, 2004. Federal Home Loan Bank advances stayed constant at $1.0 million for the first nine months of 2004 and at December 31, 2003.

     Total loans at September 30, 2004 increased $15.1 million to $124.0 million from $108.9 million at year-end 2003. The increase in and composition of the loan portfolio, by category, as of September 30, 2004 from December 31, 2003 is as follows: Commercial real estate loans increased $4.2 million, or 16.4% to $30.1 million, commercial loans increased by $8.5 million or 16.1% to $61.3 million, home equity loans increased by $3.5 million, or 14.3% to $27.9 million and residential mortgage loans increased by $228 thousand, or 7.1%, to $3.4 million. Installment loans decreased by $1.4 million, or 51.8%, to $1.3 million.

     The following schedule presents the components of loans, net of unearned income, for each period presented:

                                                September 30, 2004                   December 31, 2003
                                               Amount        Percent                Amount        Percent
                                                                (DOLLARS IN THOUSANDS)
Commercial and Industrial                         $61,294        49.4%               $52,797       48.5%
Real Estate-Non Residential Properties             30,052        24.2%                25,828       23.7%
Residential Properties  (1-4 Family)                3,420         2.8%                 3,192        2.9%
Consumer and installment                            1,288         1.1%                 2,674        2.5%
Home equity                                        27,939        22.5%                24,437       22.4%
                                               -----------------------          ------------------------
Gross loans                                       123,993         100%               108,928      100.0%
                                                           ===========                          ========

Less: Net deferred fees                               197                                137
                                               ----------                       ------------
Total loans                                       123,796                            108,791
Less: Allowance for loan losses                     1,556                              1,417
                                               ----------                       ------------
Net Loans                                        $122,240                           $107,374
                                               ==========                       ============

    Federal funds sold decreased $5.5 million to $11.7 million at September 30, 2004 from $17.2 million at December 31, 2003. During 2004, loans and loans held for sale increased at the same pace as deposits. These funds were used to originate loans, loans held for sale and to fund the investment portfolio during the first nine months of 2004.

    Securities available for sale increased $5.4 million, or 35.5%, from $15.5 million at year-end 2003 to $20.9 million at September 30, 2004. Securities held to maturity increased $1.3 million, or 20.8%, from $6.1 million at December 31, 2003 to $7.4 million at September 30, 2004. The Company purchased $18.2 million in new securities in the first nine months of 2004 and $11.3 million in securities matured, were called or were prepaid. There was $3 thousand in recorded unrealized gains in the available for sale portfolio and $70 thousand in net amortization expenses during the first nine months of 2004.

    Total year to date average deposits increased $11.0 million, or 7.9%, to $150.6 million during the first nine months of 2004 from the twelve-month average of $139.6 million for the year ended December 31, 2003. NOW deposits increased by $16.7 million, savings deposits increased by $735 thousand, and demand deposits increased by $10.3 million. Money market deposits decreased $210 thousand and time deposits decreased $16.4 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion began in the second quarter of 2001. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2004 reflects the reduction of interest expense on time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

     Federal Home Loan Bank advances stayed constant at $1.0 million on September 30, 2004 and December 31, 2003.

ASSET QUALITY

     At September 30, 2004 and December 31, 2003, the company had no non-accrual loans. Management continues to monitor the Company's asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

    The following table provides information regarding risk elements in the loan portfolio:

                                                  September 30, 2004    December 31, 2003
                                                            (dollars in  thousands)
Non-accrual loans                                         $-                     $-
Non-accrual loans to total loans                       0.00%                  0.00%
Non-performing assets to total assets                  0.00%                  0.00%
Allowance for loan losses
  as a % of non-performing loans                          NM                     NM
Allowance for loan losses to total loans               1.25%                  1.30%

Non-Performing Assets

    Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank did not have any non-performing loans at September 30, 2004 and December 31, 2003.

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

     At September 30, 2004, the allowance for loan losses increased $139 thousand to $1.6 million from $1.4 million at December 31, 2003. There were $24 thousand in charge offs and $13 thousand in recoveries reported in the first nine months of 2004. The allowance for loan losses as a percentage of total loans was 1.25% at September 30, 2004 compared to 1.30% at December 31, 2003.

LIQUIDITY MANAGEMENT

    At September 30, 2004, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

    At September 30, 2004, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $38.6 million, which represents 20.6% of total assets and 23.6% of total deposits and borrowings.

     It is management's intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $30.0 million (subject to available qualified collateral, with current borrowings of $1.0 outstanding from the FHLB at September 30, 2004). At September 30, 2004 outstanding commitments to extend credit were $73.8 million and available line of credit balances totaled $17.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders' equity increased to $22.7 million at September 30, 2004. Activity in stockholders' equity consisted of a decrease in accumulated deficit of $945 thousand which represents the net income earned during the first nine months of 2004 and an increase in accumulated comprehensive income resulting from a net change in unrealized gains on securities available for sale of $51 thousand. Common stock also increased by $87 thousand from the exercise of warrants and stock options during the first nine months of 2004.

    At September 30, 2004 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2004, for the Company and the Bank, as well as the minimum regulatory requirements.

                                        AMOUNT          RATIO          AMOUNT    MINIMUM RATIO
                                        ------          -----          ------    -------------
            The Bank:
               Leverage Capital         $17,433          9.49%         $7,352         4%
               Tier 1 - Risk Based       17,433         10.54%          6,618         4%
               Total Risk-Based          18,989         11.48%         13,236         8%

            The Company:
               Leverage Capital         $21,508         11.70%         $7,352         4%
               Tier 1 - Risk Based       21,508         13.00%          6,618         4%
               Total Risk-Based          23,064         13.94%         13,236         8%

OFF BALANCE SHEET ARRANGEMENTS

         At September 30, 2004, the Company did not have any off-balance sheet arrangements, as that term is defined by Section 303 (c) of Securities and Exchange Commission Regulation S-B.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

    Not applicable - the Registrant did not repurchase any equity securities during the quarter ended September 30, 2004, and has no repurchase plans in effect

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

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

                                             SOMERSET HILLS BANCORP

Date: November 8, 2004                       By: /s/ Gerard Riker
                                                 ----------------
                                                 GERARD RIKER
                                                 Executive Vice President and
                                                 Chief Financial Officer