Form 10KSB
period 2004-12-31
SOMERSET HILLS BANCORP
filed 2005-03-28
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 000-50055

SOMERSET HILLS BANCORP
(Exact Name of registrant as specified in its charter)

New Jersey	22-3768777
(State of other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

155 Morristown Road, Bernardsville, NJ	07924
(Address of principal executive offices)	(Zip Code)

(908) 221-0100
(Issuer’s telephone number)

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
Yes No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant’s revenues for the most recent fiscal year were $11.0 million. The aggregate market value of voting and non-voting equity held by non-affiliates was $29.3 million.

As of March 11th, 2005 there were 3,052,866 shares of common stock, no par value per share outstanding.

Back to Contents

DOCUMENTS INCORPORATED BY REFERENCE

	10-KSB Item Incorporated	Document

Item 9.	Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005.

Item 10.	Executive Compensation	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005.

Item 12.	Certain Relationships and Related Transactions	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005.

Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2005 Annual Meeting of Shareholders to be filed no later than April 30, 2005.

Transitional Small Business Disclosure Format (Check One):		Yes No

Back to Contents

PART I

ITEM 1. Description of Business

General

Somerset Hills Bancorp (the “Company”) is a one-bank holding company incorporated under the laws of New Jersey in January 2000 to serve as the holding company for Somerset Hills Bank (the “Bank”). We were organized at the direction of the Board of Directors of the Bank. Effective January 1, 2001, Somerset Hills Bancorp acquired all of the capital stock of the Bank and became a bank holding company under the Bank Holding Company Act of 1956, as amended. Our only significant operation is our investment in the Bank. Our main office is located at 155 Morristown Road, Bernardsville, New Jersey and our telephone number is (908) 221-0100.

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 155 Morristown Road, Bernardsville, New Jersey, and its three branch offices located in Mendham, Morristown and Summit, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. (“Sullivan”). Sullivan operates out of its main office in West Orange, New Jersey. The Company considers Sullivan to be a separate business segment.

The Bank’s deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Our mortgage company’s operations are subject to regulation by the New Jersey Department of Banking and Insurance, the Department of Banking in Florida, New York and Pennsylvania as well as the Department of Housing and Urban Development and the Veterans Administration.

Business of the Bank

The Bank conducts a traditional commercial banking business and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Bank’s lending activities are oriented to the small-to- medium sized business, high net worth individuals, professional practices and consumer and retail customers living and working primarily in the Bank’s market area of Somerset, Morris and Union Counties, New Jersey. The Bank offers the commercial, consumer, and mortgage-lending products typically offered by community banks and, through its mortgage company subsidiary, a variety of residential mortgage products.

The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank’s signature deposit account is the Paramount Checking Account, an interest paying account offering features such as free checks, telephone banking and bill payment, free safe deposit box and a refund of foreign ATM fees. The Bank concentrates on customer relationships in building our customer deposit base and competes aggressively in the area of transaction accounts.

In addition, the Bank has established a private banking and wealth management division pursuant to which it offers insurance services, securities brokerage and investment advisory services through a non-proprietary basis under the terms of an agreement with Mass Mutual, its affiliated securities brokerage and its locally affiliated agents.

Service Area

The service area of the Bank primarily consists of Somerset, Morris and Union Counties, New Jersey, although we make loans throughout New Jersey. The Bank operates through its main office in Bernardsville, New Jersey, and its branch offices located in Mendham, Morristown and Summit, New Jersey.

Our mortgage company subsidiary originates loans primarily throughout New Jersey, and to a lesser degree, New York, Pennsylvania and Florida. The mortgage company operates out of its main office in West

Back to Contents

Orange, New Jersey, and a loan origination office located at the Bank’s main office in Bernardsville, New Jersey.

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

Management believes that the Bank is able to compete favorably with our competitors because we provide responsive personalized service through management’s knowledge and awareness of our market area, customers and businesses.

Employees

At December 31, 2004 and 2003, we employed 74 and 92 full-time employees and 7 and 5 part-time employees, respectively. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company’s voting shares) or (iii) merge or consolidate with any other bank holding company. The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

Back to Contents

services for its subsidiaries, unless such non-banking business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The Bank Holding Company Act was substantially amended through the Gramm-Leach Bliley Financial Modernization Act of 1999 (“Financial Modernization Act”). The Financial Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of non-banking activities. In addition, bank holding companies that elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval. Finally, the Financial Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has elected not to become a financial holding company, as it does not engage in any activities that are not permissible for banks.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier I Capital,” consisting of common shareholders’ equity, qualifying preferred stock and certain permissible hybrid instruments, less certain goodwill items and other intangible assets. The remainder (“Tier II Capital”) may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve (determined on a case by case basis or as a matter of policy after formal rule-making).

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

Back to Contents

commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. See “Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operation — Capital Ratios”.

BANK REGULATION

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance impact virtually all of the Bank’s activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

Insurance Deposits

The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits. For the year ended December 31, 2004, we paid deposit insurance premiums of $33,961. This premium assessment may substantially increase in 2005, however, in the event the Bank Insurance Fund fails to maintain a statutorily mandated minimum reserve ratio of 1.25%.

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

Dividends

As long as the operations of the Bank remain our primary source of income, our ability to pay dividends will be effected by any legal or regulatory limitations on the Bank’s ability to pay dividends to us. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums. We have not historically paid cash dividends on our common stock.

Back to Contents

REGULATION OF SULLIVAN

As a subsidiary of the Bank, Sullivan is subject to regulation and examination by the New Jersey Department of Banking and Insurance and the FDIC. In addition, as a licensed lender, Sullivan is subject to the jurisdiction of the New Jersey Department of Banking and Insurance and, as an approved Department of Housing and Urban Development and Veterans Administration lender, Sullivan is subject to examination by the Department of Housing and Urban Development and the Veterans Administration. Sullivan is also subject to regulation by the Florida Department of Financial Services as well as the Department of Banking in New York and Pennsylvania. Although Sullivan also originates loans secured by properties located in New York, Pennsylvania and Florida, a substantial majority of Sullivan’s loans are secured by properties within the State of New Jersey. On November 27, 2003, the New Jersey Home Ownership Security Act (the “Home Act”) became effective. Although the Home Act is primarily designed to regulate the “subprime” lending market, the Home Act may impact all residential mortgage lending within the State of New Jersey and, in particular, refinancing transactions. Although Sullivan does not seek to originate “subprime” loans (i.e., loans to borrowers whose credit ratings have some defects and which generally involve higher rates and fees), its business, as well as the entire mortgage industry in New Jersey, may still be negatively impacted by the Home Act to the extent that it affects the willingness of secondary market purchasers to buy loans secured by New Jersey properties and/or the price these investors are willing to pay for such loans. The Home Act did not have a material impact on Sullivan’s business in 2004.

ITEM 2. Description of Property

The Bank owns its main office in Bernardsville, New Jersey, and leases its Mendham, Morristown and Summit, New Jersey branch offices. In addition, the Bank leases the office of Sullivan Financial Services, Inc. listed below. The following table sets forth certain information regarding the properties of the Bank:

Owned Properties

Location	Square Feet

Bernardsville	14,000

Leased Properties

Location	Square Feet	Monthly Rental	Expiration of Term

Mendham	2,500	$8,195	2010
Morristown	2,379	$4,361	2008
Summit	4,016	$9,167	2009
West Orange (1)	5,756	$10,089	2005

(1)	Main office of Sullivan.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of registrant’s shareholders during the fourth quarter of fiscal 2004.

Back to Contents

PART II

ITEM 5. Market for the Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on Nasdaq SmallCap Market under the symbol “SOMH.” The Company’s warrants are currently traded on Nasdaq Small Cap Market under the stock symbol “SOMHW”.

The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap Market from January 1, 2003 through December 31, 2004. High and low bid prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid Price (1)

	High	Low

	2004

First Quarter	$12.37	$11.27
Second Quarter	12.86	11.76
Third Quarter	12.19	11.07
Fourth Quarter	13.17	12.11

	2003

First Quarter	$7.90	$7.05
Second Quarter	10.25	7.14
Third Quarter	9.50	8.67
Fourth Quarter	12.35	9.31

(1)	The prices quoted above have been adjusted to reflect the 5% stock dividend declared in May 2003 and paid in June 2003 and stock dividend declared in April 2004 and paid in June 2004.

As of December 31, 2004, there were 212 record holders of our common stock.

We have not historically paid cash dividends on our common stock.

We did not repurchase any of our equity securities during the fourth quarter of 2004, and have no publicly announced repurchase programs in effect.

Back to Contents

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

	Years Ended December 31,

	2004	2003	2002	2001	2000

Selected Operating Data:
Total interest income	$8,202	$7,883	$6,759	$6,500	$4,842
Total interest expense	2,019	2,583	2,773	3,691	2,804

Net interest income	6,183	5,300	3,986	2,809	2,038
Provision for loan losses	225	336	448	583	233

Net interest income after provision for loan loss	5,958	4,964	3,538	2,226	1,805
Other income	2,845	4,570	3,268	2,754	1,407
Other expenses	7,331	8,217	6,519	5,473	4,299

Income (loss) before income taxes	1,472	1,317	287	(493)	(1,087)
Income tax expense	113	144	108	67	12

Net income (loss)	$1,359	$1,173	$179	$(560)	$(1,099)

(1)Net income (loss) — Basic	$0.45	$0.39	$0.09	$(.34)	$(.67)
(1)Net income (loss) — Diluted	$0.38	$0.38	$0.09	$(.34)	$(.67)

(1)	All share data has been restated to reflect the 5% stock dividends declared in 2002, 2003 and 2004.

	At December 31,

	2004	2003	2002	2001	2000

Selected Financial Data:
Total Assets	$181,876	$169,679	$149,788	$118,745	$82,261
Net Loans	131,039	107,374	93,269	67,586	55,253
Total Deposits	154,875	145,651	125,444	102,953	68,864
Stockholders’ Equity	23,048	21,721	20,664	12,328	12,901

	2004	2003	2002	2001	2000

Selected Financial Ratios:
Return on Average Assets (ROA)	0.76%	0.70%	0.15%	(0.55)%	(1.55)%
Return on Average Equity (ROE)	6.09%	5.53%	1.33%	(4.43)%	(8.44)%
Equity to Total Assets at Year-End	12.67%	12.80%	13.80%	10.38%	15.68%

Back to Contents

ITEM 6. Management’s Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

•	the success or failure of our efforts to implement our business strategy;

•	the effect of changing economic conditions and in particular changes in interest rates;

•	changes in government regulations, tax rates and similar matters;

•	our ability to attract and retain quality employees; and

•	other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements other than material changes to such information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included herein. When necessary, reclassifications have been made to prior years’ data throughout the following discussion and analysis for purposes of comparability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2004 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgement and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority

Back to Contents

of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Northern New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

OVERVIEW AND STRATEGY

The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, an interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the Paramount Checking Account is higher than the rate offered on most interest paying checking accounts by the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. At December 31, 2004, the core accounts represented 84.7% of total deposit accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions.

Through its Sullivan Financial Services subsidiary (“Sullivan”), the Bank also engages in mortgage banking operations, originating loans for resale into the secondary market. Since the Bank acquired Sullivan in 2000, it has contributed significantly to the Company’s results of operations.

For the year ended December 31, 2004, the Company recognized net income of $1.4 million, or $0.45 per basic share, compared to net income of $1.2 million, or $0.39 per basic share for 2003. The Company’s performance in 2004 reflects increased interest income from the investment portfolio, reduced interest expense, reflecting a shift in deposit mix and a substantial decrease on the gains on sales of mortgage loans, due to a rising rate environment.

During 2003 our investment portfolio declined significantly based on prepayments and calls that resulted from record low market interest rates. Management used the resultant cash to fund mortgages held for sale until mortgage originations slowed due to increases in market interest rates late in the third quarter and early fourth quarter of 2003. Management began to redirect this excess cash to the investment portfolio in the first quarter of 2004. During the first quarter of 2004, the excess cash was sold as Fed Funds at a rate significantly below the average rate earned on investment securities. During the year the excess funds were reinvested into the loan portfolio.

Management expects that its mortgage operations will continue to be an important contributor to the Company’s performance in 2005, although originations and closings slowed in 2004 (in line with the industry) from 2003 levels and management expects that trend to continue through the first quarter of 2005. Although management expects originations to begin to increase during the traditional spring and summer housing market, management does expect refinancing activity to slow as interest rates remain steady or begin to increase over the course of 2005. Historically the mortgage operation relied more on the “purchase business” (home sales) than the refinance business. In addition, management believes that the impact of the Home Act did not have a material effect on the Company’s mortgage business. See “Item 1 — Description of Business — Supervision and Regulation — Regulation of Sullivan”.

It is management’s intention to seek additional branching opportunities in and around our existing market area. Management hopes that it can identify at least two opportunities per year. Efforts will also be made to identify acquisition opportunities in and adjacent to our market area.

Back to Contents

Results of Operations — 2004 versus 2003

The company’s results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and other operating expenses.

Net Income

For the year ended December 31, 2004, the Company had net income of $1.4 million or $0.45 per basic share compared to net income of $1.2 million or $0.39 per basic share for the year ended December 31, 2003. All per share data has been restated to reflect the stock dividends in 2003 and 2004. The increase in net income for 2004 compared to 2003 is a result of a 16.7% increase in net interest income to $6.2 million from $5.3 million in the prior year, partially offset by a 37.7%, or $1.7 million, decrease in non-interest income to $2.8 million from $4.6 million for 2003.

Net Interest Income

The increase in net interest income is primarily the result of a 21.8% decrease in total interest expense from $2.6 million in 2003 to $2.0 million in 2004, and an increase of 4.0% or $319 thousand in total interest income to $8.2 million in 2004 from $7.9 million in 2003. Total interest income benefited from strong growth in average interest earning assets that offset the lower yields resulting from the reductions in short-term market rates during the year.

Total average interest earning assets increased $7.8 million or 5.0% from an average of $155.7 million in 2003 to an average of $163.5 million in 2004. We experienced strong loan growth during 2004 with average loan balances, not including loans held for sale, increasing by $17.7 million. The decrease in average volume for loans held for sale was $21.5 million, reflecting the slowing of the mortgage origination market. The increase in total interest income reflects an increase of $293 thousand due to growth in average interest earning assets augmented by an increase of $26 thousand due to a shift in yield on interest earning assets.

Average total interest-bearing liabilities decreased by $1.3 million in 2004, consisting of an increase of $1.9 million in average interest bearing deposits while average borrowings decreased $3.2 million. The decrease in interest expense of $564 thousand resulted from reductions of $101 thousand due to rate factors augmented by a decrease of $463 thousand due to a reduction in interest-bearing liabilities.

The net interest margin for the year ended December 31, 2004 was 3.78% compared to 3.40% for 2003. The increase in net interest margin was due primarily to a greater decline in rate in interest-bearing liabilities than the decline in yield on our interest-earning assets. In addition, the growth of our interest earning assets contributed to the increase in our interest income. The average yield on earning assets for 2004 was 5.02% or 4 basis points lower then the 5.06% for 2003. The 2004 average cost of interest-bearing liabilities was 1.61% or 43 basis points lower than the 2.04% for 2003. The net interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 39 basis points from 3.02% in 2003 to 3.41% in 2004.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2004, 2003, and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

Back to Contents

	For the Years Ended December 31,

	2004			2003			2002

	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(dollars in thousands)
ASSETS:
Interest-Earning Assets:
Cash and due from banks	$782	$9	1.18%	$1,276	$12	0.97%	$1,092	$17	1.58%
Loans receivable	118,360	6,561	5.54	100,670	5,660	5.62	80,274	5,189	6.46
Investment securities	28,374	998	3.52	12,946	377	2.91	16,769	715	4.26
Loans held for sale	10,320	567	5.50	31,869	1,747	5.48	10,729	769	7.17
Federal funds sold	5,639	67	1.20	8,929	87	0.97	4,245	69	1.64

Total interest earning assets	163,475	8,202	5.02%	155,690	7,883	5.06%	113,109	6,759	5.98%
Non-interest earning assets	16,206			12,401			9,704
Allowance for loan losses	(1,489)			(1,345)			(1,079)

Total assets	$178,192			$166,746			$121,734

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-Bearing Liabilities:
Interest bearing demand deposits	$84,380	$958	1.13%	$66,450	$856	1.29%	$47,473	$886	1.87%
Savings accounts	4,963	27	0.55	4,059	25	0.63	3,237	47	1.47
Money Market accounts	8,356	68	0.82	8,079	73	0.90	5,275	87	1.65
Certificates of deposit	26,092	909	3.48	43,352	1,508	3.48	37,021	1,627	4.40
FHLB advances	1,576	55	3.49	2,873	91	3.15	2,604	120	4.59
Federal funds purchased	144	2	1.43	2,004	30	1.50	258	6	2.16
Other borrowings	—	—	—	—	—	—	1	—	7.20

Total interest bearing liabilities	125,511	2,019	1.61%	126,817	2,583	2.04%	95,869	2,773	2.89%
Non-interest bearing deposits	29,630			17,668			11,716
Other liabilities	736			1,064			647

Total liabilities	155,877			145,549			108,232
Stockholders’ Equity	22,315			21,197			13,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,192			$166,746			$121,734

Net Interest Income		$6,183			$5,300			$3,986

Net Interest Rate Spread (1)			3.41%			3.02%			3.09%
Net Interest Margin (2)			3.78%			3.40%			3.52%
Ratio of Average Interest-Earning Assets to Average Interest-Bearing Liabilities	130.25%			122.77%			117.98%

(1)	Net Interest Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.
(2)	Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

Back to Contents

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2004 and 2003.

	Year Ended December 31, 2004 versus 2003			Year Ended December 31, 2003 versus 2002

	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands)
Interest Income:
Cash and due from banks	$(6)	$3	$(3)	$2	$(7)	$(5)
Loans	980	(80)	900	1,147	(676)	471
Securities	544	77	621	(111)	(226)	(337)
Loans held for sale	(1,185)	6	(1,179)	1,158	(180)	978
Federal funds sold	(40)	20	(20)	45	(28)	17

Total interest income	$293	$26	$319	$2,241	$(1,117)	$1,124

Interest Expense:
Federal funds purchased	$(27)	$(1)	$(28)	$26	$(2)	$24
Interest bearing deposits	203	(101)	102	245	(275)	(30)
Savings accounts	6	(4)	2	5	(27)	(22)
Money Market accounts	2	(7)	(5)	25	(39)	(14)
Certificates of deposit	(601)	2	(599)	220	(340)	(120)
FHLB advances	(46)	10	(36)	9	(37)	(28)

Total interest expense	(463)	(101)	(564)	530	(720)	(190)

Net interest income	$756	$127	$883	$1,711	$(397)	$1,314

Provision for Loan Losses

For the year ended December 31, 2004, the Company’s provision for loan losses was $225 thousand, a decrease of $111 thousand from the provision of $336 thousand for the year ended December 31, 2003. The decrease was the result of an improvement in asset quality related to a change in the mix of the consumer loan portfolio. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. The provision reflects the current economic conditions, borrowers’ financial condition and loan growth as well as the strength of the Bank’s loan portfolio. The allowance for loan losses was approximately $1.6 million at December 31, 2004, representing 1.23% of total outstanding loans. The allowance for loan losses at December 31, 2003 was approximately $1.4 million or 1.30% of total outstanding loans at that date.

Non-Interest Income

Our non-interest income consists primarily of gains on sales of mortgage loans originated by our mortgage company subsidiary. For the year ended December 31, 2004, our non-interest income decreased by $1.7 million from the prior year. For the year ended December 31, 2004, we recognized $2.8 million in total non-interest income, a decrease of 37.7% over $4.6 million in total non-interest income for the comparable period in 2003.

Other components of non-interest income include fees on deposit accounts, which increased $104 thousand or 56.2% to $289 thousand from $185 thousand in 2003. In addition, in 2004 our other income increased by $133 thousand, or 57.6%, to $364 thousand for the year ended December 31, 2004. The increase primarily reflects income from the increase in value of bank owned life insurance, which increased $97 thousand or 80.3% to $219 thousand from $122 thousand in 2003. There was also an increase of $3 thousand in gains on sales of securities, which was $6 thousand in 2003 versus $9 thousand in 2004.

Back to Contents

Non-Interest Expenses

For the year ended December 31, 2004, our non-interest expense decreased $886 thousand or 10.8% to $7.3 million compared to $8.2 million for the year ended December 31, 2003. The decrease primarily reflects decreases in salaries and employee benefits of $886 thousand, or 19.3%, to $3.7 million in 2004 from $4.6 million in 2003. Stationery and supplies decreased $54 thousand, or 20.9%, to $204 thousand in 2004 from $258 thousand in 2003 and other operating expense decreased $93 thousand, or 6.3%, to $1.4 million in 2004 from $1.5 million in 2003. The decreases in non-interest expense primarily reflects lower compensation and costs of our mortgage company subsidiary associated with lower mortgage origination volumes. This was partially offset by costs associated with the new branch in Summit.

Income Tax Expense

The income tax provision, which represents state taxes only for the years ended December 31, 2004 and 2003 was $113 thousand and $144 thousand, respectively. In addition, the Company files a separate state tax return for Sullivan Financial Services, Inc., which has had net taxable income in 2004 and 2003. The Company estimates that it has used up all of its federal operating loss carryforwards and will be in a federal tax liability position in 2005.

FINANCIAL CONDITION

Total assets at December 31, 2004 increased by $12.2 million or 7.2% to $181.9 million compared to $169.7 million at December 31, 2003. Total loans, net were $131.0 million, loans held for sale were $10.3 million, total investment securities available for sale were $17.5 million, total investment securities held to maturity were $5.8 million and total cash and cash equivalents were $5.1 million. We also had goodwill of $1.2 million associated with our purchase of Sullivan. Total deposits at December 31, 2004 increased by $9.2 million, or 6.3% to $154.9 million compared to $145.7 million at December 31, 2003. Stockholders’ equity increased $1.3 million or 6.1% to $23.0 million in 2004 compared to $21.7 million at December 31, 2003.

Loan Portfolio

Gross loans, not including loans held for sale, grew by $23.9 million, or 22%, during 2004 from $108.9 million as of December 31, 2003 to $132.9 million at year-end 2004. The composition of the loan portfolio, by category, as of December 31, 2004 is as follows: 74.9% of our loans are commercial and commercial real estate loans, 2.8% of our loans are secured by first liens on residential real estate and 22.3% of our loans are consumer or other loans to individuals, including home equity loans. Our commercial and commercial real estate loans primarily represent loans secured by commercial real estate and may be used to finance the purchase of real estate, for construction or other similar purposes. Commercial and commercial real estate loans increased by $20.9 million or 26.6% to $99.5 million at December 31, 2004 from $78.6 million at December 31, 2003. Combined, these two categories of loans represented 74.9% of our total loan portfolio at December 31, 2004, compared to 72.2% of our total loan portfolio at year end 2003. Consumer loans primarily consist of home equity loans and installment loans to finance the purchase of new automobiles. We no longer engage in automobile financing through dealers. The growth in our consumer loans of $2.5 million or 9.3% is primarily due to an increase in home equity loans of 16.8% or $4.1 million to $28.5 million in 2004 from $24.4 million in 2003. Our consumer installment loans declined by $1.5 million to $1.2 million in 2004 from $2.7 million in 2003.

The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail customers living and working in the Bank’s market area of Somerset, Morris and Union Counties, New Jersey. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of customer service, competitive rate structures and selective marketing have enabled it to gain market entry. Bank mergers and lending restrictions at larger banks competing with the Bank have also contributed to the Bank’s efforts to attract borrowers.

Back to Contents

The following table sets forth the classification of our loans by major category as of December 31, 2004, 2003 and 2002, respectively:

	December 31,

	2004		2003		2002

	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

	(dollars in thousands)
Commercial and industrial	$66,552	50.1%	$52,797	48.5%	$44,460	47.0%
Real Estate:
Commercial real estate properties	32,953	24.8	25,828	23.7	23,991	25.4
Residential properties	3,745	2.8	3,192	2.9	2,872	3.0
Consumer and installment	1,157	0.9	2,674	2.5	7,080	7.5
Home equity	28,464	21.4	24,437	22.4	16,226	17.1

Gross Loans	132,871	100.0%	108,928	100.0%	94,629	100.0%

Less: Net deferred fees	198		137		104

Total loans	132,673		108,791		94,525
Less: Allowance for loan losses	1,634		1,417		1,256

Net loans	$131,039		$107,374		$93,269

The following table sets forth commercial and commercial real estate fixed and adjustable rate loans for certain components of the loan portfolio as of December 31, 2004 in terms of contractual maturity (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total

Loans with Fixed Rate	$3,225	8,756	4,925	$16,906
Loans with Adjustable Rate	$40,538	8,050	34,011	$82,599

Asset Quality

The Company’s principal assets are its loans. Inherent in the lending function is the risk of the borrower’s inability to repay a loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.

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

The Company attempts to minimize overall credit risk through loan diversification and its loan approval procedures. Due diligence begins at the time a borrower and the Company begin to discuss the origination of a loan. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic audit and review.

Back to Contents

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Non-performing loans	$—	$—	$137	$7	$5
Other real estate owned	—	—	—	—	—

Total non-performing assets	$—	$—	$137	$7	$5

Non-performing assets to total loans	0.00%	0.00%	0.14%	0.01%	0.01%

Non-performing loans to total assets	0.00%	0.00%	0.09%	0.01%	0.01%
Allowance for loan losses as a percentage of non-performing loans	NM	NM	917%	NM	NM

NM = Not Meaningful

As of December 31, 2004 and 2003 the Company did not have any non-accrual loans or other non-performing assets.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 2004 and 2003, there were no concentrations of loans exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern New Jersey.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a sufficient level to provide for losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. The Company’s officers analyze risks within the loan portfolio on a continuous basis, by external independent loan review function, and by the Company’s Audit Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

Back to Contents

The Company’s allowance for loan losses totaled $1.6 million and $1.4 million at December 31, 2004 and 2003, respectively. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	At December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Balance, beginning of year	$1,417	$1,256	$882	$408	$212
Charge-offs
Commercial and industrial	—	(137)	—	(4)	—
Real Estate	—	—	—	—	—
Consumer	(27)	(73)	(79)	(108)	(37)

Total Charge-offs	(27)	(210)	(79)	(112)	(37)
Recoveries
Commercial and Industrial	4	—	—	—	—
Real Estate	—	—	—	—	—
Consumer	15	35	5	3	—

Total Recoveries	19	35	5	3	—
Provision charged to expense	225	336	448	583	233
Balance, end of year	$1,634	$1,417	$1,256	$882	$408

Ratio of net charge-offs to average loans outstanding	0.01%	0.17%	0.09%	0.18%	0.08%
Balance of allowance at end of year as a percentage of loans at end of year	1.23%	1.30%	1.33%	1.29%	0.73%

Back to Contents

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

Allocation of the Allowance for Loan Losses by Category

	For the Years Ended December 31,

	2004			2003			2002			2001			2000

	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans

	(dollars in thousands)
Balance applicable to:
Commercial and commercial real estate	$1,195	73.1%	74.9%	$911	64.3%	72.2%	$915	72.9%	72.4%	$540	61.2%	61.6%	$247	60.5%	44.6%
Residential real estate	19	1.2	2.8	16	1.1	2.9	37	2.9	3.0	51	5.8	5.8	20	4.9	8.1
Consumer, in- stallment and home equity Loans	306	18.7	22.3	336	23.7	24.9	304	24.2	24.6	291	33.0	32.6	132	32.4	47.3

Sub-total	$1,520	93.0	100.0	$1,263	89.1	100.0	$1,256	100.0	100.0	$882	100.0	100.0	$399	97.8	100.0
Unallocated Re- serves	114	7.0	—	154	10.9	—	—	—	—	—	—	—	9	2.2	—
Total	$1,634	100.0%	100.0%	$1,417	100.0%	100.0%	$1,256	100.0%	100.0%	$882	100.0%	100.0%	$408	100.0%	100.0%

Back to Contents

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

Securities are classified as “held-to-maturity” (HTM), “available for sale” (AFS), or “trading” at time of purchase. Securities classified as HTM are based upon management’s intent and the Company’s ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for selling them in the near term, are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. The Company has no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss) income which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2004, our securities AFS totaled $17.5 million and our securities HTM totaled $5.8 million. Our investment securities portfolio increased by $1.7 million to $23.3 million at December 31, 2004 from $21.6 million at December 31, 2003. The increase reflects liquidity in excess of loan demand being invested in the securities portfolio.

Back to Contents

The following table sets forth the carrying value of the Company’s security portfolio as of the dates indicated.

	At December 31,
	2004		2003		2002

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(in thousands)
Available for sale
U.S. Government sponsored agency securities	$8,996	$8,939	$7,485	$7,488	$1,000	$1,015
Mortgage backed securities	3,423	3,440	3,035	3,070	5,918	6,000
Collateralized Mortgage Obligations	4,576	4,551	4,195	4,211	11,312	11,385

Total US Government and agency securities	16,995	16,930	14,715	14,769	18,230	18,400

Equity securities:
FHLBNY stock	524	524	655	655	380	380
Other equity securities	30	30	30	30	30	30

Total available for sale	$17,549	$17,484	$15,400	$15,454	$18,640	$18,810

Held to maturity
U.S. Government sponsored agency securities	$2,000	$1,993	$5,497	$5,497	—	—
Municipal securities	2,730	2,747	620	624	—	—
Corporate debt securities	1,117	1,122	—	—	—	—

Total held to maturity	$5,847	$5,862	$6,117	$6,121	—	—

Total securities	$23,396	$23,346	$21,517	$21,575	$18,640	$18,810

The following table sets forth as of December 31, 2004 and December 31, 2003, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities Securities Available for Sale

	December 31, 2004			December 31, 2003
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(in thousands)
Within 1 year	$3,000	$2,974	2.07%	$—	$—	—
1 to 5 years	5,087	5,059	3.18%	7,191	7,193	2.64%
Over 5 years	8,908	8,897	7.65%	7,524	7,576	3.95%

	$16,995	$16,930		$14,715	$14,769

	Maturity of Debt Investment Securities Securities Held to Maturity

	December 31, 2004			December 31, 2003
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(in thousands)
Within 1 year	$10	$10	2.00%	$—	$—	—
1 to 5 years	—	—		—	—	—
Over 5 years	5,837	5,852	4.71%	6,117	6,121	5.99%

	$5,847	$5,862		$6,117	$6,121

Back to Contents

Deposits

Deposits are the Company’s primary source of funds. The Company experienced growth in average deposit balances during 2004, as average deposits increased by $13.8 million, or 9.9% to $153.4 million for the twelve months ended December 31, 2004 compared to $139.6 million for the prior year. This growth continues to be accomplished as a result of continued market penetration combined with continued customer referrals during 2004. In addition, our fourth office opened in Summit in October 2004. By year-end 2004, our Summit office had approximately $5.9 million in deposits. Average non-interest bearing deposits increased by $11.9 million, or 67.7%, to $29.6 million for 2004 from $17.7 million for 2003. Average interest bearing demand deposits, which includes our Paramount Checking account, increased by $17.9 million, or 27.0%, in 2004 compared to 2003. Average time deposits experienced a decrease of $17.3 million, from $43.4 million for 2003 to $26.1 million for 2004, as we continued to emphasize relationship banking and sought to reduce our interest expense. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	December 31,
	2004		2003		2002

	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate

	(dollars in thousands)
Non-interest Bearing Demand	$29,630	—	$17,668	—	$11,716	–
Interest Bearing Demand	84,380	1.13%	66,450	1.29%	47,473	1.87%
Savings and Money Market	13,319	0.72%	12,138	0.81%	8,512	1.57%
Time Deposits	26,092	3.48%	43,352	3.48%	37,021	4.40%

	$153,421	1.28%	$139,608	1.77%	$104,722	2.85%

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2004 (in thousands).

Three months or less	$236
Over three months through six months	1,375
Over six months through twelve months	898
Over twelve months	4,420

Total	$6,929

Liquidity

The Company’s liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. The Company’s principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Company’s total deposits equaled $154.9 million at December 31, 2004 as compared to $145.7 million at December 31, 2003. The increase in funds provided by deposit inflows during this period has been sufficient to provide for the Company’s loan demand.

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

Back to Contents

The investment portfolio also includes securities held for sale to provide liquidity for anticipated loan demand and liquidity needs.

As of December 31, 2004, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) were approximately $22.6 million, which represented 12.4% of total assets and 14.3% of total deposits and borrowings. Supplementing this liquidity, we have available lines of credit from correspondent banks of approximately $17.5 million and an additional line of credit with the Federal Home Loan Bank of approximately $45.5 million (subject to available collateral, with borrowings of $3,200,000 outstanding at December 31, 2004). At year-end, outstanding commitments to extend credit and unused lines of credit were $92.8 million. Management believes that our combined aggregate liquidity position is sufficient to meet our near term funding needs.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2004. Further discussion of these commitments is included in Note 12 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

	(in thousands)
Standby letters of credit	$1,463	$—	$ 50	$—	$1,513

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Contractual Obligations

The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2004. Further discussion of these commitments is included in Notes 6 and 11 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Federal Home Loan Bank Advances	$3,200	$2,200	$—	$—	$1,000
Operating Lease Obligations	$1,419	$309	$541	$449	$120

Long-term debt obligations includes fixed termed borrowings from the Federal Home Loan Bank. The borrowings have defined terms and under certain circumstances are callable at the option of the lender.

Operating leases represent obligations entered into by the Company for the use of land, premise and equipment. The leases generally have escalation terms based upon certain defined indexes.

Interest Rate Sensitivity Analysis

The principal objective of the Company’s asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements; establish prudent asset

Back to Contents

concentration guidelines; and manage the risk consistent with Board approved guidelines. The Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company’s actions in this regard are taken under the guidance of the Investment and Asset/Liability Committee (ALCO) of the Board of Directors. The ALCO generally reviews the Company’s liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.

One of the monitoring tools used by the ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive and measures the Company’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on the institution’s assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities resulting in a decrease in net interest income. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Certificates of deposit are shown at contractual maturity dates. Interest bearing non-maturity deposit balances are allocated within the first three months of the schedule based on recent rate adjustments relative to Federal Reserve monetary policy changes. Residual balances are placed over one year. In making the “gap” computation, loans are presented based on contractual payments and repricing, and standard assumptions regarding prepayment rates on investments have been used for interest-earning assets. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

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

Back to Contents

At December 31, 2004, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

Interest Rate Sensitivity Gap
December 31, 2004
(in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total

Investment securities	$492	$6,730	$11,267	$4,842	$23,331
Loans held for sale	10,328	—	—	—	10,328
Loans	82,393	9,007	34,792	6,679	132,871
Federal funds sold	—	—	—	—	—
Interest bearing deposits at other banks	85	—	—	—	85

Total interest earning assets	93,298	15,737	46,059	11,521	166,615
Non-interest earning assets	—	—	—	—	15,261

Total assets	—	—	—	—	$181,876

Interest bearing transactions deposits	$54,772	—	$22,416	$16,878	$94,066
Certificates of deposit	1,578	8,009	14,162	—	23,749
FHLB advances	2,200	—	1,000	—	3,200

Total interest bearing liabilities	58,550	8,009	37,578	16,878	121,015
Non-interest bearing liabilities	—	—	—	—	37,813

Total liabilities	—	—	—	—	158,828

Stockholders’ equity	—	—	—	—	23,048

Total liabilities and stockholders’ equity	—	—	—	—	$181,876

Interest sensitivity gap per period	$34,748	$7,728	$8,481	$(5,357)	$45,600
Cumulative interest sensitivity gap	$34,748	$42,476	$50,957	$45,600	$45,600

Cumulative gap as a percentage of total interest earning assets	20.9%	25.5%	30.6%	27.4%	27.4%

Cumulative interest earning assets as a percentage of cumulative interest bearing liabilities	159.3%	163.8%	148.9%	137.7%	137.7%

Capital

A significant measure of the strength of a financial institution is its capital base. The Company’s federal regulators have classified and defined capital into the following components: (1) Tier I Capital, which includes tangible stockholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) Tier II Capital, which includes a portion of the allowance for probable loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier I Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Company’s assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

A bank holding company is required to maintain, at a minimum, Tier I Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II Capital as a percentage of risk-adjusted assets of 8.0%.

In addition to the risk-based guidelines, the Company’s regulators require that an institution which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier I

Back to Contents

Capital as a percentage of tangible assets) of 4.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process. The Bank is subject to substantially similar regulations by its federal regulators.

The following table summarizes the risk-based and leverage capital ratios for the Company at December 31, 2004, as well as the required minimum regulatory capital ratios:

	At December 31, 2004
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement

Somerset Hills Bank:
Total risk-based capital ratio	11.39%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.43%	4.00%	6.00%
Leverage ratio	9.63%	4.00%	5.00%

Somerset Hills Bancorp:
Total risk-based capital ratio	13.77%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.82%	4.00%	6.00%
Leverage ratio	11.83%	4.00%	5.00%

Borrowings

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. Outstanding advances at December 31, 2004 were as follows:

Maturity	Rate	Amount

January 3, 2005	2.38%	$2,200,000
July 19, 2011	4.60%	$1,000,000

		$3,200,000

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary. Therefore, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company must use either the

Back to Contents

modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company is currently evaluating the transition provisions of Statement 123(R) and has not determined the impact on the consolidated financial statements at this time.

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

The guidance in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of the Issue has been delayed by FSP EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,”’ posted on September 30, 2004. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003. The Company will evaluate the impact on its consolidated financial statements, if any, when the recognition and measurement requirements for other-than temporary impairment are finalized.

ITEM 7. Financial Statements

The information required by this item is filed as an exhibit here to.

ITEM 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable

ITEM 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls.

Not applicable

ITEM 8B. Other Information

Not applicable

Back to Contents

PART III

ITEM 9. Directors and Executive Officers of the Registrant; Compliance With Section 16(a)

Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company’s 2005 Annual Meeting under the captions “ELECTION OF DIRECTORS” and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

ITEM 10. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2005 Annual Meeting under the captions “EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION” and “COMPENSATION OF DIRECTORS”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2005 Annual Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,718,949	$8.69	37,152
Equity compensation plans not approved by security holders	0	0	0

Total	1,718,949	$8.69	37,152

ITEM 12. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2005 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Back to Contents

ITEM 13. Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Somerset Hills Bancorp (1)
3.2	Bylaws of Somerset Hills Bancorp (1)
3.3	Certificate of Incorporation for Somerset Hills Bank (1)
3.4	Bylaws of Somerset Hills Bank (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen of Warrant (1)
4.3	Warrant Agreement (1)
10.1	1998 Combined Stock Option Plan (1)
10.2	1998 Non-Qualified Stock Option Plan (1)
10.3	2001 Combined Stock Option Plan (1)
10.4	Employment Agreement of Stewart E. McClure, Jr. (1)
10.5	Employment Agreement of Gerard Riker (1)
14	Code of Ethics (2)
21	Subsidiaries of Somerset Hills Bancorp
23	Consent of KPMG LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

(1) Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.

(2) Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2003.

ITEM 14. Principal Accountant Fees and Services

Information concerning the fees and services of the Registrant’s principal accountant is included in the definitive proxy statement for the Company’s 2005 Annual Meeting under the caption “Principal Accountant Fees and Services” which is incorporated herein by reference. It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2005.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Somerset Hills Bancorp:

We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 8, 2005

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003

ASSETS
Cash and due from banks	$5,085	$7,567
Federal funds sold	—	17,200

Total cash and cash equivalents	5,085	24,767
Loans held for sale	10,328	5,110
Investment securities held to maturity (Approximate market value of $5,862 in 2004 and $6,121 in 2003)	5,847	6,117
Investment securities available-for-sale	17,484	15,454

Loans receivable	132,871	108,928
Less allowance for loan losses	(1,634)	(1,417)
Deferred fees	(198)	(137)

Net loans receivable	131,039	107,374

Premises and equipment, net	4,231	3,786
Goodwill, net	1,191	1,191
Bank owned life insurance	5,341	5,122
Accrued interest receivable	652	488
Other assets	678	270

Total assets	$181,876	$169,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$37,061	$28,995
Interest bearing deposits
Now money market and savings	94,066	86,111
Certificates of deposit, under $100,000	16,819	21,554
Certificates of deposit, $100,000 and over	6,929	8,991

Total deposits	154,875	145,651

Federal Home Loan Bank advances	3,200	1,000
Accrued interest payable	88	83
Other liabilities	665	1,224

Total liabilities	158,828	147,958

Commitments and contingencies (notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	—	—
Common stock-authorized, 9,000,000 shares of no par value; issued and outstanding, 3,049,448 in 2004 and 3,039,095 in 2003	23,940	23,853
Accumulated deficit	(827)	(2,186)
Accumulated other comprehensive (loss) income	(65)	54

Total stockholders’ equity	23,048	21,721

Total liabilities and stockholders’ equity	$181,876	$169,679

See accompanying notes to consolidated financial statements.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share data)

	2004	2003	2002

INTEREST INCOME
Loans, including fees	$7,128	$7,407	$5,958
Federal funds sold	67	87	69
Investment securities	998	377	715
Cash and due from banks	9	12	17

Total interest income	8,202	7,883	6,759

INTEREST EXPENSE
Deposits	1,962	2,462	2,647
Federal funds purchased	2	30	6
Borrowings	55	91	120

Total interest expense	2,019	2,583	2,773

Net interest income	6,183	5,300	3,986

PROVISION FOR LOAN LOSSES	225	336	448

Net interest income after provision for loan losses	5,958	4,964	3,538

NON-INTEREST INCOME
Service fees on deposit accounts	289	185	106
Gains on sales of mortgage loans and fees, net	2,183	4,148	3,075
Other income	364	231	77
Gains on sales of investment securities, net	9	6	10

Total non-interest income	2,845	4,570	3,268

NON-INTEREST EXPENSE
Salaries and employee benefits	3,707	4,593	3,549
Occupancy expense	1,242	1,131	1,038
Advertising and business promotion	504	479	262
Stationery and supplies	204	258	182
Data processing	288	277	235
Other operating expenses	1,386	1,479	1,253

Total non-interest expense	7,331	8,217	6,519

Income before income taxes	1,472	1,317	287

PROVISION FOR INCOME TAXES	113	144	108

NET INCOME	$1,359	$1,173	$179

Per share data
Net income basic	$0.45	$0.39	$0.09

Net income diluted	$0.38	$0.38	$0.09

Weighted average shares outstanding-basic	3,049,448	3,039,095	1,964,464
Weighted average shares outstanding-diluted	3,541,832	3,060,353	1,973,284

See accompanying notes to consolidated financial statements.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (loss), Net of tax	Comprehensive income	Total

Balance at December 31, 2001	$15,866	$(3,538)	$—	$—	$12,328
Issuance of 1,217,160 shares of common stock, net of offering costs of $1,121,000	7,987	—	—	—	7,987
Net income	—	179	—	179	179
Other comprehensive income, net of reclassifications adjustments	—	—	170	170	170

Total comprehensive income				$349

Balance at December 31, 2002	23,853	(3,359)	170		20,664

Net income	—	1,173	—	1,173	1,173
Other comprehensive income, net of reclassifications adjustments	—	—	(116)	(116)	(116)

Total comprehensive income				1,057

Balance at December 31, 2003	23,853	(2,186)	54		21,721

Exercise of common stock warrants and options	87	—	—	—	87
Net income	—	1,359	—	1,359	1,359
Other comprehensive loss, net of reclassifications adjustments	—	—	(119)	(119)	(119)

Total comprehensive income				$1,240

Balance at December 31, 2004	$23,940	$(827)	$(65)		$23,048

See accompanying notes to consolidated financial statements.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002

OPERATING ACTIVITIES
Net income	$1,359	$1,173	$179
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	613	787	689
Provision for loan losses	225	336	448
Gains on sales of investment securities, net	(9)	(6)	(10)
Mortgage loans originated for sale	(270,803)	(505,384)	(320,978)
Proceeds from mortgage loan sales	267,768	526,693	318,976
Gain on sale of mortgage loans	(2,183)	(4,148)	(3,075)
(Increase) decrease in accrued interest receivable	(164)	57	(46)
Deferred taxes	(149)	—	—
Increase in other assets	(259)	(100)	(68)
Increase (decrease) in accrued interest payable	5	(1)	2
(Decrease) increase in other liabilities	(559)	127	214

Net cash (used in) provided by operating activities	(4,156)	19,534	(3,669)

INVESTING ACTIVITIES
Maturity and payments of investment securities held to maturity	3,497	—	—
Purchases of investment securities available-for-sale	(19,286)	(13,461)	(17,363)
Purchases of investment securities held to maturity	(3,262)	(6,117)	—
Maturity and payments of investment securities available-for-sale	15,090	15,440	14,732
Proceeds from sale of investment securities available-for-sale	2,005	1,000	1,009
Net increase in loans receivable	(23,890)	(14,440)	(26,131)
Proceeds from sale of equipment	—	3	—
Purchases of premises and equipment	(972)	(228)	(634)
Purchase of bank owned life insurance	—	(5,000)	—
Increase in bank owned life insurance	(219)	(122)	—

Net cash used in investing activities	(27,037)	(22,925)	(28,387)

FINANCING ACTIVITIES
Net proceeds from sale of common stock, options and warrants	87	—	7,987
Increase (decrease) in Federal Home Loan Bank advances	2,200	(1,500)	—
Net increase in demand deposits and savings accounts	16,021	32,200	15,736
Net (decrease) increase in certificates of deposit	(6,797)	(11,993)	6,755

Net cash provided by financing activities	11,511	18,707	30,478
Net (decrease) increase in cash and cash equivalents	(19,682)	15,316	(1,578)
Cash and cash equivalents at beginning of period	24,767	9,451	11,029

Cash and cash equivalents at end of period	$5,085	$24,767	$9,451

Supplemental information:
Cash paid during the year for:
Interest	$2,013	$2,584	$2,771
Income taxes	178	137	106

See accompanying notes to consolidated financial statements.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

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

b) Goodwill

Goodwill and intangible assets with indefinite useful lives are no longer being amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142.

As of each of December 31, 2004 and 2003 the company had unamortized goodwill in the amount of $1,191,000 as a result of the acquisition of Sullivan Financial Services Inc. for which the amortization ceased upon the adoption of Statement No. 142.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2004 and 2003 is $612,000 and $148,000 respectively, representing reserves required by banking regulations.

d) Investment Securities

Debt and equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available-for-sale portfolio to market, could cause fluctuations in the level of equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

Investment and mortgage-backed securities which the Company has the ability and intent to hold to maturity are held for investment purposes and carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner which approximates the interest method. At

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — (Continued)

the time of purchase, the Company makes a determination as to whether or not it will hold the investment securities to maturity. Gains or losses on the sales of securities available-for-sale are recognized upon realization utilizing the specific identification method.

e) Stock-Based Compensation

At December 31, 2004, the Company has three stock-based plans, which are described more fully in note 10. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003	2002

Net income, as reported	$1,359	$1,173	$179
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(81)	(39)	(133)

Pro forma net income	$1,278	$1,134	$46

Net income per share:
Basic-as reported	$0.45	$0.39	$0.09
Basic-pro forma	$0.42	$0.37	$0.02

Diluted-as reported	$0.38	$0.38	$0.09
Diluted-pro forma	$0.36	$0.37	$0.02

The per share weighted-average fair values of stock options granted during 2004, 2003 and 2002 were $4.39, $2.79 and $3.18, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 3.49%, 3.29% and 4.39%, and expected lives of 7 years for each period.

f) Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable loan losses.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — (Continued)

management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Our primary market area is Morris, Somerset and Union Counties, New Jersey. Negative economic conditions in our market area could affect both depositors and borrowers, and thereby adversely affect our performance.

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

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows or as a practical expedient, at the loans observable market price, or the fair value of the underlying collateral. Loans are charged off when the probability of collecting the amounts due is unlikely. At December 31, 2004 and 2003, the Company had no impaired loans.

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

i) Income Taxes

Under the asset and liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

j) Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted income per share takes into account the potential dilution that could occur if securities or other contracts to issue common

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies — (Continued)

stock were exercised and converted into common stock. Income per share is computed based on the weighted average number of shares of common stock outstanding. All per share amounts have been restated for the effect of the 5% stock distribution made on June 30, 2003 and June 2, 2004.

k) Comprehensive Income

Comprehensive income includes net income and unrealized gains and losses on investment securities available for sale.

No income tax expense or benefit was recorded on the Company’s unrealized losses on investment securities available for sale because of the Company’s cumulative net operating losses to date.

l) Recent Accounting Pronouncements

FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company is currently evaluating the transition provisions of Statement 123(R) and has not determined the impact on the consolidated financial statements at this time.

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

The guidance in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of the Issue has been delayed by FSP EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,”’ posted on September 30, 2004. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003. The Company will evaluate the impact on its consolidated financial statements, if any, when the recognition and measurement requirements for other-than temporary impairment are finalized.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 2 — Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows (in thousands):

Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

2004
U.S. Government sponsored Agency Securities	$2,000	$—	$(7)	$1,993
Obligations of US States and Political Subdivisions	2,730	19	(2)	2,747
Corporate Debt securities	1,117	5	—	1,122

Total held to maturity	$5,847	$24	$(9)	$5,862

2003
U.S. Government sponsored Agency Securities	$5,497	$21	$(21)	$5,497
Obligations of US States and Political Subdivisions	620	4	—	624

Total held to maturity	$6,117	$25	$(21)	$6,121

Available for Sale

2004
U.S. Government sponsored Agency Securities	$8,996	$—	$(57)	$8,939
Mortgage Backed Securities	3,423	25	(8)	3,440
Collaterized Mortgage Obligations	4,576	—	(25)	4,551
FHLBNY stock	524	—	—	524
Other equity securities	30	—	—	30

Total available-for-sale	$17,549	$25	$(90)	$17,484

2003

U.S. Government sponsored Agency Securities	$7,485	$3	$—	$7,488
Mortgage Backed Securities	3,035	38	(3)	3,070
Collaterized Mortgage Obligations	4,195	24	(8)	4,211
FHLBNY stock	655	—	—	655
Other equity securities	30	—	—	30

Total available-for-sale	$15,400	$65	$(11)	$15,454

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 2 — Investment Securities — (Continued)

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

Held to Maturity	Amortized Cost	Estimated Market Value

Due in one year or less	$10	$10
Due in five years to ten years	1,000	998
Due after ten years	4,837	4,854

	$5,847	$5,862

Available for Sale
Due in one year or less	$3,000	$2,974
Due in one year to five years	5,087	5,059
Due in five years to ten years	1,858	1,854
Due after ten years	7,050	7,043
Equity securities	554	554

	$17,549	$17,484

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003 are as follows:

2004	Less than 12 months		12 Months or Longer		Total
Held to Maturity	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Government sponsored Agency Securities	$1,993	$7	$—	$—	$1,993	$7
Municipal securities	777	2	—	—	777	2

Total	$2,770	$9	$—	$—	$2,770	$9

2003	Less than 12 months		12 Months or Longer		Total

Held to Maturity	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Government sponsored Agency Securities	$1,979	$21	$—	$—	$1,979	$21
Municipal securities	261	—	—	—	261	—

Total	$2,240	$21	$—	$—	$2,240	$21

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 2 — Investment Securities — (Continued)

2004	Less than 12 months		12 Months or Longer		Total
Available for Sale	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Government sponsored Agency Securities	$8,939	$57	$—	$—	$8,939	$57
Mortgage Backed Securities	2,053	8	—	—	2,053	8
Collateralized Mortgage Obligations	4,176	25	—	—	4,176	25

Total	$15,168	$90	$—	$—	$15,168	$90

2003	Less than 12 months		12 Months or Longer		Total
Available for Sale	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

Mortgage Backed Securities	$1,415	$3	$—	$—	$1,415	$3
Collateralized Mortgage Obligations	983	8	—	—	983	8

Total	$2,398	$11	$—	$—	$2,398	$11

At December 31, 2004, there are no securities available for sale or securities held to maturity with gross unrealized losses that have been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to interest rate fluctuations.

For the years ended December 31, 2004, 2003 and 2002 the gross proceeds on sales of securities were approximately $2,005,000, $1,000,000 and $1,009,000, respectively. For the years ended December 31, 2004, 2003 and 2002 the gross gain on sales of securities were approximately $9,000, $6,000 and $10,000, resepectively. There were no gross losses on sales of securities for the years ended December 31, 2004, 2003 and 2002.

Securities with an amortized cost of $992 thousand and $417 thousand, respectively, were pledged to secure public funds on deposit at December 31, 2004 and 2003.

The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

Note 3 — Loans

Loans are summarized as follows (in thousands):

	December 31,
	2004	2003

Commercial and commercial real estate	$99,505	$78,625
Residential real estate	3,745	3,192
Consumer, installment and home equity	29,621	27,111

	$132,871	$108,928
Less
Allowance for loan losses	(1,634)	(1,417)
Deferred fees	(198)	(137)

	$131,039	$107,374

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 3 — Loans — (Continued)

There were no loans classified as non-performing (past due 90 days or more) as of December 31, 2004 and 2003, respectively.

In the ordinary course of business, the Company grants loans to stockholders, officers, directors, and their affiliates. All loan transactions entered into between the Company and such related parties were made on the same terms and conditions as transactions with all other parties. The aggregate amount of these loans outstanding at December 31, 2004 and 2003 was approximately $4,711,000 and $3,635,000 respectively. During 2004, new loans to such related parties amounted to approximately $2,370,000 and repayments amounted to approximately $1,294,000.

Changes in the allowance for loan losses, were as follows (in thousands):

	December 31,
	2004	2003	2002

Balance at beginning of year	$1,417	$1,256	$882
Chargeoffs	(27)	(210)	(79)
Recoveries	19	35	5
Provision charged to operations	225	336	448

Balance at end of year	$1,634	$1,417	$1,256

Note 4 — Premises and Equipment

Premises and equipment are as follows (in thousands):

	December 31,
	2004	2003

Land	$592	$592
Buildings and improvement	2,699	2,694
Furniture, fixtures and equipment	1,618	1,284
Leasehold improvements	959	473
Computer equipment and software	858	711

	6,726	5,754
Less accumulated depreciation and amortization	(2,495)	(1,968)

Total premises and equipment, net	$4,231	$3,786

Depreciation charged to operations amounted to approximately $527,000, $520,000 and $442,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 5 — Certificates of Deposit

At December 31, 2004, a summary of the maturity of certificates of deposit is as follows (in thousands):

2005	$9,586
2006	6,207
2007	5,158
2008	2,219
2009	578

$23,748

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 5 — Certificates of Deposit — (Continued)

Deposits held at the Company by related parties, which include executive officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $14,276,000 and $5,725,000 at December 31, 2004 and 2003, respectively.

Note 6 — Borrowings

a) Federal Home Loan Bank Borrowing

As of December 31, 2004 and 2003, the Company had an approved borrowing capacity with the Federal Home Loan Bank of New York (FHLB), based on total assets and collateral available, collateralized by FHLB stock investment securities and qualifying mortgage loans. The Company has line of credit with the Federal Home Loan Bank of approximately $42.0 million (subject to available collateral). Borrowings under this arrangement have interest rates that range from 2.38% to 4.60% at December 31, 2004 and 4.60% at December 31, 2003. At December 31, 2004 and 2003, $3,200,000 and $1,000,000, respectively, in borrowings were outstanding with the FHLB, and mature between 3 days and seven years.

At December 31, 2004, a summary of the maturity of Federal Home Loan Bank borrowings is as follows (in thousands):

2005	$2,200
2011	1,000

Total	$3,200

b) Credit Lines and Borrowings

The Company has four lines of credit with financial institutions aggregating $17,500,000 at December 31, 2004, collateralized by investment securities. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2004 and 2003, respectively.

Note 7 — Income Taxes

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The components of income taxes (benefit) are summarized as follows (in thousands):

	December 31,
	2004	2003	2002

Current Tax Expense:
Federal	$149	$—	$—
State	113	144	108

	$262	$144	$108

Deferred Tax Benefit:
Federal	$(120)	$—	$—
State	(29)	—	—

	(149)	—	—

	$113	$144	$108

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 7 — Income Taxes — (Continued)

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

	December 31,
	2004	2003	2002

Federal income tax	$501	$448	$97
Add (deduct) effect of:
State income taxes net of federal income tax effect	38	14	(43)
State income tax on subsidiaries net income net of federal income tax benefit	17	91	65
Change in valuation reserve	(419)	(441)	(41)
Meals and entertainment	32	41	20
Tax-exempt income	(90)	—	—
Other	34	(9)	10

	$113	$144	$108

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2004	2003

Deferred tax assets:
Allowance for loan losses	$653	$566
Federal AMT Tax	27	—
Mark to market — loans	2	—
Non accrual interest	—	4
Charitable contribution carryover	3	8
Depreciation	40	(7)
Prepaid AMA NJ Tax	—	4
Unrealized Loss — AFS	26	—
NOL carryover	234	711

	985	1,286
Valuation allowance	495	920

	490	366

Deferred tax liabilities:
Tax bad debt	341	344
Unrealized gains on securities available for sale	—	22

	341	366

Net deferred tax assets	$149	$—

The valuation allowance for deferred taxes as of December 31, 2004 and 2003 was $495,000 and $920,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2004 was a net decrease of $425,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 7 — Income Taxes — (Continued)

At December 31, 2004, the bank has state income tax loss carryforwards of approximately $3,952,000 which expire through 2011. Under a temporary moratorium in effect in New Jersey, the Company is not currently permitted to use these net-operating losses for state tax purposes. New Jersey taxable income in 2004 was reduced 50% by net operating loss carryforwards.

Note 8 — Related Party Transactions

A director of the Company is a member of the law firm, which represents the Company as general counsel. The Company paid fees to this law firm, relating to general corporate matters, of approximately $94,000, $55,000 and $97,000 during the years ended December 31, 2004, 2003 and 2002, respectively. This law firm had approximately $10,725,000 and $4,585,000 of deposits held with the company as of December 31, 2004 and 2003, respectively. The law firm had outstanding loan balances of $755,000 and $194,000 at December 31, 2004 and 2003, respectively, in connection with three term loans made by the Bank in 2004 and two term loans made by the Bank in 2003.

Note 9 — Net Income Per Share

The Company’s calculation of net income per share is as follows:

	Year Ended December 31,
	2004	2003	2002

	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,359	$1,173	$179
Average number of shares outstanding	3,049	3,039	1,964

Basic earnings per share	$0.45	$0.39	$0.09

Diluted earnings per share:
Net income	$1,359	$1,173	$179
Average number of shares of common stock and equivalents outstanding:
Average common shares outstanding	3,049	3,039	1,964
Additional shares considered in diluted computation assuming:
Exercise of options and warrants	493	21	9

Average number of shares outstanding:
On a diluted basis	3,542	3,060	1,973

Diluted earnings per share	$0.38	$0.38	$0.09

Note 10 — Stock Option Plans and Warrants

The Board of Directors of the Company adopted three stock option plans, for the members of the board of directors, executive officers, and certain employees of the Bank.

The Company’s 1998 Combined Stock Option Plan (the Combined Plan) and Non-Qualified Stock Option Plan provides for the granting of options to acquire up to 347,288 shares of the Company’s common stock. The Company’s 2001 Combined Stock Option Plan (2001 Combined Plan) provides for the granting of 231,525 shares of the Company’s common stock. Both incentive stock options (ISOs) and non-qualified options (NQOs) may be granted under the plans. The shares of common stock that may be purchased pursuant to ISOs granted under the Combined Plan is limited to 173,644. The number of shares of common

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 10 — Stock Option Plans and Warrants — (Continued)

stock that may be purchased pursuant to NQOs granted under the Combined Plan is 86,822. Only key employees of the Company may receive ISOs under the Combined Plan and the 2001 Combined Plan. Only NQOs may be granted under the NQO Plan.

Options granted pursuant to the Combined Plan, the NQO Plan and the 2001 Combined Stock Option Plan must be exercisable at a price greater than or equal to the par value of the Common Stock, but in no event may the option price be lower than (i) in the case of an ISO, the fair market value of the shares subject to the ISO on the date of grant, (ii) in the case of an NQO issued to a Director as compensation for serving as a Director or as a member of the advisory boards of the Bank, the fair market value of the shares subject to the NQO on the date of grant, and (iii) in the case of an NQO issued to a grantee as employment compensation, eighty-five percent (85%) of the fair market value of the shares subject to the NQO on the date of grant. In addition, no ISO may be granted to an employee who owns common stock possessing more than ten percent (10%) of the total combined voting power of the Bank’s common stock unless the price is at least 110% of the fair market value (on the date of grant) of the common stock.

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002 and the change during the years ended is represented below:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2001	488,529	$8.62

Granted	19,296	7.63
Forfeited	(231)	9.03

Outstanding at December 31, 2002	507,594	8.59

Granted	30,541	7.65
Forfeited	(23,161)	8.33

Outstanding at December 31, 2003	514,974	8.54

Granted	37,420	12.46
Exercised	(4,632)	8.89
Forfeited	(6,101)	9.01

Outstanding at December 31, 2004	541,661	$8.81

At December 31, 2004, 2003 and 2002, the number of options exercisable was 482,871, 469,619 and 402,780, respectively, and the weighted-average price of those options was $8.60, $8.68 and $9.18, respectively.

At December 31, 2004 and 2003, there were 37,152 and 63,839 additional shares available for grant under the Plans. During 2004, 37,420 options were granted. During 2003, 30,541 options were granted.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 10 — Stock Option Plans and Warrants — (Continued)

The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Exercise Price

$6.83 – $13.01	541,661	3.97 years	$8.81	482,871	$8.60

In November of 2002, the Company sold 1,104,000 units of its’ common stock in a public offering. Each unit consists of one share of common stock and one warrant to purchase 1.10 shares of common stock at a price per share of $8.75 at any time until November 30, 2006. At December 31, 2004 there were 1,099,200 warrants outstanding.

The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 20% of the amount of the salary redution the employee elects to defer up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $28,000, $23,000 and $7,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 11 — Commitments

a) Lease Commitments

The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2010. Rental expense was approximately $397,000, $304,000 and $330,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following is a schedule of minimum rental commitments under operating leases at December 31, 2004 (in thousands):

2005	$309
2006	269
2007	272
2008	245
2009	204
Thereafter	120

Total	$1,419

b) Employment Agreements

The Company has entered into employment agreements with several key executives. These agreements provide for terms through March 2005. Pursuant to these agreements, the named individuals will receive base salaries and certain increases as defined in these agreements.

c) Commitment to Extend Credit

Sullivan Financial Services, Inc. (Sullivan) is a mortgage banker engaged in extending mortgage commitments to customers on behalf of investor companies. Sullivan also directly issues mortgage commitments to extend financing for FHA an VA mortgages. In certain instances the mortgage commitments Sullivan directly issues are closed in Sullivan’s name as lender and simultaneously assigned at closing to a mortgage banker who finances the mortgage (via table funding). In other instances, Sullivan closes the

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 11 — Commitments — (Continued)

qualifying mortgage on its warehouse line and later sells and/or assigns the mortgage loan to an investor company. Sullivan also brokers loans, which are funded by a mortgage banker.

d) Preferred Stock

The Company’s certificate of incorporation authorizes it to issue up to 1,000,000 shares of preferred stock, in one or more series, with such designations and such relative voting, dividend and liquidation, conversion and other rights, preferences and limitations as shall be resolved by the Board of Directors. No shares of preferred stock have been issued.

e) Litigation

The Company is involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material affect on the financial position or results of operations of the Company.

Note 12 — Financial Instruments With Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,
	2004	2003

Commitments to extend credit and unused lines of credit	$92,779	$50,528
Letters of credit—standby and performance	1,513	1,287

	$94,292	$51,815

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case-basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had extensions of credit outstanding to related parties for approximately $6,167,000 and $6,152,000 at December 31, 2004 and 2003, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 13 — Reportable Segments

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

The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2004 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$8,078	$568	$(444)	$8,202
Interest expense	2,019	444	(444)	2,019
Provision for loan losses	225	—	—	225
Non-interest income	744	2,185	(84)	2,845
Non-interest expense	5,362	2,166	(84)	7,444
Net Income	1,216	143	—	1,359
Total assets	$182,463	$14,651	$(15,238)	$181,876

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2003 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$7,421	$1,748	$(1,286)	$7,883
Interest expense	2,583	1,286	(1,286)	2,583
Provision for loan losses	336	—	—	336
Non-interest income	505	4,149	(84)	4,570
Non-interest expense	4,719	3,726	(84)	8,361
Net Income	288	885	—	1,173
Total assets	$192,118	$9,401	$(31,840)	$169,679

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 13 — Reportable Segments — (Continued)

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2002 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$6,484	$769	$(494)	$6,759
Interest expense	2,773	494	(494)	2,773
Provision for loan losses	448	—	—	448
Non-interest income	268	3,088	(88)	3,268
Non-interest expense	3,974	2,741	(88)	6,627
Net (Loss) income	(443)	622	—	179
Total assets	$149,057	$25,995	$(25,264)	$149,788

Note 14 — Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2004, management believes that the Bank meets all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For Capital Adequacy purposes		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004:
Total capital (to risk-weighted assets)	$19,482	11.39%	$13,684	8.00%	$17,106	10.00%
Tier I capital (to risk-weighted assets)	17,848	10.43%	6,842	4.00%	10,263	6.00%
Tier I capital (to average assets)	17,848	9.63%	7,414	4.00%	9,268	5.00%

December 31, 2003:
Total capital (to risk-weighted assets)	$17,906	12.94%	$11,067	8.00%	$13,833	10.00%
Tier I capital (to risk-weighted assets)	16,489	11.92%	5,533	4.00%	8,300	6.00%
Tier I capital (to average assets)	16,489	9.52%	6,928	4.00%	8,600	5.00%

As of December 31, 2004 and 2003, the Bank’s ratio of equity capital to total assets was 10.43% and 10.45%, respectively.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 14 — Regulatory Matters — (Continued)

The Company’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For Capital Adequacy Purposes		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004:
Total capital (to risk-weighted assets)	$23,557	13.77%	$13,684	8.00%	$17,106	10.00%
Tier I capital (to risk-weighted assets)	21,923	12.82%	6,842	4.00%	10,263	6.00%
Tier I capital (to average assets)	21,923	11.83%	7,414	4.00%	9,268	5.00%

December 31, 2003:
Total capital (to risk-weighted assets)	$21,893	15.83%	$11,067	8.00%	$13,833	10.00%
Tier I capital(to risk-weighted assets)	20,476	14.80%	5,533	4.00%	8,300	6.00%
Tier I capital (to average assets)	20,476	11.82%	6,928	4.00%	8,600	5.00%

As of December 31, 2004 and 2003, the Company’s ratio of equity capital to total assets was 12.67% and 12.80%, respectively.

Note 15 — Fair Value of Financial Instruments

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $5,085,000 and $24,767,000 approximates fair value at December 31, 2004 and 2003, respectively.

The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. The recorded value of loans held for sale is approximately $10,328,000 and $5,110,000 at December 31, 2004 and 2003, respectively, and approximates their fair value.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 15 — Fair Value of Financial Instruments — (Continued)

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Investment securities – held to maturity	$5,847	$5,862	$6,117	$6,121
Investment securities- available for sale	$17,484	$17,484	$15,454	$15,454
Loans held for sale	$10,328	$10,461	$5,110	$5,170
Loans, net of deferred fees	$132,673	$132,977	$108,791	$109,136

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

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Time deposits	$23,748	$23,983	$30,545	$31,344

The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Federal Home Loan Bank Borrowings	$3,200	$3,235	$1,000	$1,029

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

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003

Note 16 — Parent Company Only

The following information on the parent only financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Financial Condition

	2004	2003

Assets:
Cash and due from subsidiaries	$4,075	$3,987
Investment in subsidiaries	18,973	17,734

Total assets	$23,048	$21,721

Liabilities:
Other liabilities	$—	$—

Stockholders’ equity:
Common stock	23,940	23,853
Other comprehensive (loss) income, net of taxes	(65)	54
Accumulated deficit	(827)	(2,186)

Total stockholders’ equity	23,048	21,721

Total liabilities and stockholders’ equity	$23,048	$21,721

The following information on the parent only operating statements and cash flows as of December 31, 2004, 2003 and 2002 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Operations

	2004	2003	2002

Equity in undistributed income of subsidiaries	$1,359	$1,173	$179

Net income	$1,359	$1,173	$179

Statements of Cash Flows
Cash flows from operating activities:
Net income	$1,359	$1,173	$179
Equity in undistributed income of the subsidiaries	(1,359)	(1,173)	(179)
Decrease in other liabilities	—	(11)	11
Net cash (used in) provided by operating activities	—	(11)	11

Cash flows from investing activities:
Investment in subsidiaries	—	—	(4,000)

Net cash used in financing activities	—	—	(4,000)

Cash flows from financing activities:
Proceeds from sale of stock, net	88	—	7,987

Net cash provided by financing activities	88	—	7,987

Net change in cash for the period	88	(11)	3,998

Net cash at beginning of year	3,987	3,998	—

Net cash at end of year	$4,075	$3,987	$3,998

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 25, 2005.

SOMERSET HILLS BANCORP

By: /s/ Stewart E. McClure, Jr.

Stewart E. McClure, Jr.
President, Chief Executive Officer
and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on
March 25, 2005.

Signature	Title(s)

/s/ Stewart E. McClure, Jr.	President, Chief Executive Officer, and Chief
Operating Officer
Stewart E. McClure, Jr.

/s/ Gerard Riker	Executive Vice President and Chief Financial
Officer
Gerard Riker

/s/ Edward B. Deutsch	Chairman

Edward B. Deutsch

/s/ Richard C. Fowler, Jr.	Director

Richard C. Fowler, Jr.

/s/ Cornelius E. Golding	Director

Cornelius E. Golding

/s/ Jerome J. Graham, Jr.	Director

Jerome J. Graham, Jr.

/s/ Desmond V. Lloyd	Director

Desmond V. Lloyd

/s/ Dennis C. Longwell	Director

Dennis C. Longwell

/s/ Paul F. Lozier	Director

Paul F. Lozier

/s/ Thomas J. Marino	Director

Thomas J. Marino

Back to Contents

Signature	Title(s)

/s/ Thompson H. McDaniel	Director

Thompson H. McDaniel

/s/ Peter F. Muratore	Director

Peter F. Muratore

/s/ Gerald B. O’Connor	Director

Gerald B. O’Connor

/s/ M. Gerald Sedam, II	Director

M. Gerald Sedam, II

/s/ Joseph M. Sullivan	Director

Joseph M. Sullivan