Form 10-Q
period 2005-03-31
SOMERSET HILLS BANCORP
filed 2005-05-11
CIK 1189396

Click Here for Index

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

(908) 221-0100

(Issuer’s Telephone Number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934. Yes    No

As of May 6, 2004 there were 3,052,849 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-QSB

Back to Index

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	March 31, 2005	December 31, 2004

	(Unaudited)
Cash and due from banks	$5,067	$5,000
Interest bearing deposits at other banks	1,230	85
Federal funds sold	9,500	—

Total cash and cash equivalents	15,797	5,085

Loans held for sale	11,835	10,328
Investment securities held to maturity (Approximate market value of $4,757 in 2005 and $5,862 in 2004)	4,838	5,847
Investment securities available-for-sale	18,534	17,484

Loans receivable	131,771	132,871
Less: allowance for Loan Losses	(1,628)	(1,634)
Deferred fees	(148)	(198)

Net loans receivable	129,995	131,039

Premises and equipment, net	4,168	4,231
Goodwill, net	1,191	1,191
Bank owned life insurance	5,389	5,341
Accrued interest receivable	710	652
Other assets	739	678

Total assets	$193,196	$181,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$34,732	$37,061
Interest bearing deposits-NOW, money market and savings	109,131	94,066
Certificates of deposit, under $100,000	17,013	16,819
Certificates of deposit, $100,000 and over	7,390	6,929

Total deposits	168,266	154,875

Federal Home Loan Bank advances	1,000	3,200
Accrued interest payable	102	88
Other liabilities	681	665

Total Liabilities	170,049	158,828

STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 Shares of no par value; issued and outstanding, 3,205,509 shares in 2005 and 3,201,920 in 2004	23,967	23,940
Accumulated deficit	(565)	(827)
Accumulated other comprehensive loss	(255)	(65)

Total stockholders’ equity	23,147	23,048

Total liabilities and stockholders’ equity	$193,196	$181,876

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31

	2005	2004

INTEREST INCOME
Loans, including fees	$2,096	$1,561
Investment securities	194	251
Federal funds sold	47	21
Interest bearing deposits with other banks	5	1

Total interest income	2,342	1,834

INTEREST EXPENSE
Deposits	566	504
Federal Home Loan Bank advances	12	12

Total interest expense	578	516

Net interest income	1,764	1,318

Provision for loan losses	—	—

Net interest income after provision for loan losses	1,764	1,318

NON-INTEREST INCOME
Service fees on deposit accounts	69	67
Gains on sales of mortgage loans, net	420	409
Other income	92	85

Total non-interest income	581	561

NON-INTEREST EXPENSE
Salaries and employee benefits	1,002	866
Occupancy expense	363	294
Advertising and business promotion	121	94
Stationery and supplies	57	45
Data Processing	83	67
Other operating expense	407	291

Total Non-Interest Expense	2,033	1,657

Income before provision for taxes	312	222

Provision for Income Taxes	50	—

Net income	$262	$222

Per share data
Net income basic	$0.08	$0.07

Net income diluted	$0.07	$0.06

See accompanying notes to unaudited consolidated financial statements

Back to Index

CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(In thousands except share data)
(Unaudited)

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2004	$23,940	$(827)	$(65)	—	$23,048

Exercise of common stock warrants and options	27	—	—	—	27
Net income for the period	—	262	—	$262	262
Other comprehensive loss, net of reclassification adjustment	—	—	(190)	(190)	(190)

Total comprehensive Income				$72

Balance March 31, 2005	$23,967	$(565)	$(255)		$23,147

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

OPERATING ACTIVITIES:
Net income	$262	$222
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	156	118
Mortgage loans originated for sale	(55,623)	(52,379)
Proceeds from mortgage loan sales	54,536	44,809
Gain on sale of mortgage loans	(420)	(409)
Increase in accrued interest receivable	(58)	(48)
Increase in other assets	(61)	(218)
Increase in accrued interest payable	14	10
Increase (decrease) in other liabilities	16	(781)

Net cash used in operating activities	(1,178)	(8,676)

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(2,000)	(9,902)
Purchases of investment securities held to maturity	—	(1,142)
Maturity and payments of investment securities available-for-sale	751	3,022
Maturity and payments of investment securities held to maturity	1,000	7
Net decrease in loans receivable	1,044	425
Increase in bank owned life insurance	(48)	(60)
Purchases of premises and equipment	(75)	(45)

Net cash provided by (used in) investing activities	672	(7,695)

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	12,736	2,344
Net increase (decrease) in certificates of deposit	655	(1,169)
Repayment of Federal Home Loan Bank advances	(2,200)	—
Net proceeds from sale of common stock, options and warrants	27	10

Net cash provided by financing activities	11,218	1,185

Net increase (decrease) in cash and cash equivalents	10,712	(15,186)
Cash and cash equivalents at beginning of period	5,085	24,767

Cash and cash equivalents at end of period	$15,797	$9,581

Supplemental information:
Cash paid during the year for:
Interest	$564	$506
Income taxes	$75	$73

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

a)	Basis of Presentation

Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2005, the Bank operates four banking offices: its main office, located in Somerset County, New Jersey, two branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Morristown, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank’s deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Three Months Ended, March 31, 2005			Three Months Ended, March 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common Stockholders	$262	3,206	$0.08	$222	3,192	$0.07

Effect of dilutive securities:
Options/warrants	—	570		—	473

Diluted EPS:
Net income applicable to common stock-Holders and assumed conversions	$262	3,776	$0.07	$222	3,665	$0.06

Share data has been adjusted to reflect a 5% stock distribution declared on April 27, 2005 and payable on June 30, 2005.

c)	Comprehensive Income

The components of other comprehensive income for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31

	2005	2004

Net income	$262	$222
Change in unrealized holding (losses) gains on available for sale securities	(190)	109
Less: reclassification adjustments for gains included in net income	—	—

Net unrealized (loss) gain	(190)	109

Other comprehensive income	$72	$331

Back to Index

d)	Stock-Based Compensation

At March 31, 2005, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31 (Dollars in Thousands)

	2005	2004

Net income, as reported	$262	$222
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(21)	(15)

Pro forma net income	$241	$207

Net income per share:
Basic-as reported	$0.08	$0.07
Basic-pro forma	$0.08	$0.06

Diluted-as reported	$0.07	$0.06
Diluted-pro forma	$0.06	$0.06

There were no stock options granted during the first quarter of 2005 and 2004.

e)	Recent Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). The Commissions new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Commissions new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard. The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

Back to Index

2.	Segment Information

The Company’s mortgage operations are managed separately from the traditional banking and related financial services that the Company also offers. The mortgage company originates, for resale in the secondary market, conventional and non-conventional 1-4 family residential mortgages, Veteran Administration guaranteed mortgages, Department of Housing and Urban Development guaranteed mortgages and non-conventional programs, such as jumbo mortgages and a wide variety of adjustable products.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2005 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$2,337	$99	$(94)	$2,342
Interest expense	578	94	(94)	578
Provision for loan losses	—	—	—	—
Non-interest income	182	420	(21)	581
Non-interest expense	1,629	475	(21)	2,083
Net income (loss)	312	(50)	—	262

Total assets	$192,205	$18,519	$(17,528)	$193,196

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2004 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$1,810	$83	$(59)	$1,834
Interest expense	516	59	(59)	516
Provision for loan losses	—	—	—	—
Non-interest income	173	409	(21)	561
Non-interest expense	1,212	466	(21)	1,657
Net income (loss)	255	(33)	—	222
Total assets	$171,318	$17,654	$(18,548)	$170,424

Back to Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended March 31, 2005 and March 31, 2004

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2004 included in its Annual Report Form 10-KSB filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 11 and 14 of this Form 10-QSB for the provision and allowance for loan losses.

OVERVIEW

For the three months ended March 31, 2005, the Company realized a $40 thousand increase in net income. For the three months ended March 31, 2005, net income was $262 thousand or $0.08 basic and $0.07 diluted earnings per share compared to $222 thousand or $0.07 per basic and $0.06 diluted share for the same period in 2004.

The results reflect a substantial increase in interest income due to an increase in the average yield on interest earning assets. We also recognized an increase in non-interest income. These increases in interest income were partially off-set by an increase in non-interest expense.

At March 31, 2005, total assets were $193.2 million, an increase of $11.3 million from total assets of $181.9 million at year end 2004. The increase reflects an increase in federal funds sold of $9.5 million, an increase of $15.7 million in interest bearing deposits, an increase of $1.5 million in loans held for sale and an increase of $1.1 million in investment securities held for sale. These increases were partially off-set by decreases of $1.1 million in loans receivable and a decrease of $1.0 million in investment securities held to maturity.

RESULTS OF OPERATIONS

Interest Income. Total interest income increased $508 thousand, or 27.7% to $2.3 million for the quarter ended March 31, 2005 from $1.8 million for the same period in 2004. There was an increase of $15.9 million in average first quarter interest earning assets from $154.1 million in 2004 to $170.0 million in 2005. Augmenting the increase in average earning assets was an 80 basis point increase in average rate earned from 4.79% during the first quarter of 2004 to 5.59% in the first quarter of 2005. The increase in rates had the greatest effect on loans and federal funds sold. The average rate earned on loans increased by 71 basis points to 6.14% in the first quarter of 2005 from 5.43% during the first quarter of 2004. The rate earned on federal funds sold increased 154 basis points to 2.45% in the first quarter of 2005 from 0.91% during the first quarter of 2004. The average rate earned on due from banks increased 145 basis points to 2.25% for the first quarter of 2005 from 0.80% in the first quarter of 2004. The increase in rates were augmented by increases in volume as the average loan balance increased 20.4% from $109.6 million to $131.9 million from the first quarter 2004 to first quarter 2005. The average balance of investment securities decreased by $6.4 million, or 22.4%, to $22.3 million in the first quarter of 2005 from $28.7 million in the first quarter of 2004, as paydowns and maturities were used to fund new loan originations. The average balance of federal funds sold decreased $1.3 million, or 14.2%, to $7.8 million during the first quarter of 2005 compared to $9.1 million during the first quarter of 2004. The average rate earned on investment securities increased 2 basis points to 3.53% for the first quarter of 2005 from 3.51% for the first quarter of 2004. The average rate earned on loans held for sale increased by 3 basis points for the first quarter of 2005 to 5.63%, from 5.60% for the first quarter of 2004. The increase in rates earned reflects the current market trend of higher interest rates.

Interest Expense. The Company’s interest expense for the first quarter of 2005 increased $62 thousand, or 12.0% to $578 thousand from $516 thousand in the first quarter of 2004. This increase was the result of an increase in the average balance of interest bearing liabilities of $7.3 million, or 6% to $128.8 million during the first quarter of 2005 from $121.5 million in the same period of 2004. The average cost of funds increased 11 basis points to 1.82% for the first quarter of 2005 from 1.71% in the first quarter of 2004. Interest expense on interest bearing demand deposits increased $122 thousand or 59.5% to $327 thousand in the first quarter of 2005 from $205 thousand in the first quarter in 2004. Interest expense on savings deposits increased $8 thousand or 200.0% while interest expense on money market deposits increased $15 thousand or 100%. Interest expense on time deposits decreased $83 thousand or 29.6% in the first quarter of 2005 compared to the same period in 2004 and the average rate declined to 3.30% in the current period from 3.73% in the first quarter of 2004, reflecting the repricing of the time deposit portfolio to lower rates as time deposits originated during prior promotions matured. As a result of our continued marketing promotion for low cost deposits, which began in April of 2001, NOW deposit average balances have grown $9.4 million, or 12.0%, from $78.5 million during the first quarter of 2004 to $87.9 million in the first quarter of 2005. The interest expense on NOW deposits increased $122 thousand from the first quarter of 2004, while the average interest rate paid increased 46 basis points from 1.05% to 1.51% during the same periods. Average savings deposits reflect an increase of $1.5 million, or 38.6%, in average balances while the average rate paid increased 43 basis points from 0.43% in the first quarter of 2004 to 0.86% in the first quarter of 2005. Average borrowed funds increased to $1.1 million in the first quarter of 2005 from $1.0 million in the first quarter of 2004. The interest expense on money market deposits increased $15 thousand from the first quarter of 2004 to the first quarter of 2005 while the average interest rate paid increased 41 basis points to 1.18% during the first quarter of 2005 from 0.77% in the first quarter of 2004. The average balance increased $2.3 million to $10.2 million from $7.9 million during the same period.

Back to Index

The following table presents a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders’ equity for the three months ended March 31, 2005 and 2004. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended March 31,

	2005			2004

	Average Balance	Interest Income/Expense	Average Rates Earned/Paid	Average Balance	Interest Income/Expense	Average Rates Earned/Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$915	$5	2.25%	$791	$1	0.80%
Loans	131,862	1,997	6.14%	109,551	1,478	5.43%
Loans held for sale	7,116	99	5.63%	5,961	83	5.60%
Investment securities (1)	22,291	194	3.53%	28,714	251	3.51%
Fed funds sold	7,824	47	2.45%	9,123	21	0.91%

Total interest earning assets	$170,008	$2,342	5.59%	$154,140	$1,834	4.79%

Non-interest earning assets	17,622			15,535
Allowance for loan losses	(1,639)			(1,414)

Total Assets	$185,991			$168,261

Liabilities and Equity

Interest bearing demand deposits	$87,885	$327	1.51%	$78,481	$205	1.05%
Savings	5,439	12.86%		3,923	4	0.43%
Money Market	10,186	30	1.18%	7,895	15	0.77%
Certificates of deposits	24,209	197	3.30%	30,191	280	3.73%
FHLB advances/ other borrowings	1,090	12	4.48%	1,000	12	4.68%

Total interest bearing liabilities	128,809	578	1.82%	121,490	516	1.71%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	33,135			24,050
Other liabilities	745			859

Total Liabilities	162,689			146,399
Stockholders’ Equity	23,302			21,862

Total Liabilities and Stockholders’ Equity	$185,991			$168,261

Net Interest Income		$1,764			$1,318

Net Interest Spread			3.77%			3.08%
Net Interest Margin			4.21%			3.44%

(1)	Includes FHLB stock

Net-Interest Income. The net interest income for the first quarter of 2005 increased $446 thousand over the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment and the Company’s ability to shift its average balances to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased by 69 basis points to 3.77% and the net yield on interest-earning assets increased 80 basis points to 5.59%. The yield on interest bearing liabilities increased 11 basis points to 1.82% in the first quarter of 2005 compared to the same period last year.

Provision for Loan Losses. For the three months ended March 31, 2005 and 2004 the provision for loan losses was $0. The provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provision in future periods, as management may deem necessary.

Back to Index

Non-Interest Income. Non-interest income increased by 3.6% or $20 thousand in the first quarter of 2005 to $581 thousand from $561 thousand in the first quarter of 2004. The increase in non-interest income in the first quarter of 2005 compared to the same period last year is attributable to an increase in gains on the sale of mortgage loans. Gains on sale of mortgage loans increased $11 thousand, or 2.7% to $420 thousand in the first quarter of 2005 compared to $409 thousand in the first quarter of 2004. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale increased $3.2 million to $55.6 million in the first quarter of 2005 compared to $52.4 million in the first quarter of 2004. Other components of non-interest income include fees on deposit accounts, which increased $2 thousand or 3.0% to $69 thousand in the first quarter of 2005 from $67 thousand in the first quarter of 2004. Other income increased $7 thousand, to $92 thousand in the first quarter of 2005 compared to $85 thousand in the first quarter of 2004. The increases were primarily due to increases in transactional volume at the Bank.

Non-Interest Expense. For the quarter ended March 31, 2005, non-interest expense increased $376 thousand from the same period last year. The increase in non-interest expense in the first quarter 2005, was attributable to an increase of $136 thousand in salaries and benefits, $116 thousand in other operating expense, $69 thousand in occupancy expense, $27 thousand in advertising and business promotion, $16 thousand in data processing and $12 thousand in stationery and supplies for the comparable period. These increases are attributable to our continued growth and our branch expansion in the fourth quarter of 2004.

Income Taxes. Income tax expense increased $50 thousand to $50 thousand for the three months ended March 31, 2005 as compared to $0 for the same period in 2004. The increase is a result of the Company having exhausted all of the NOL carryover credits from prior years.

Back to Index

FINANCIAL CONDITION

March 31, 2005 as compared to December 31, 2004

Total assets increased $11.3 million at March 31, 2005 to $193.2 million from total assets of $181.9 million at December 31, 2004. Increases in total assets include increases of $9.5 million in federal funds sold, $1.1 million in interest bearing deposits, $1.5 million in loans held for sale and $1.0 million investment securities available for sale. These increases were partially offset by a $1.1 million reduction in loans receivable and a $1.0 million decrease in investment securities held to maturity. Total deposits increased $13.4 million from $154.9 million at year-end 2004 to $168.3 million on March 31, 2005. Federal Home Loan Bank advances decreased by $2.2 million to $1.0 million for the first quarter of 2005 from $3.2 million at December 31, 2004.

Total loans at March 31, 2005 decreased $1.1 million to $131.8 million from $132.9 million at year-end 2004. The decrease in and composition of the loan portfolio, by category, as of March 31, 2005 from December 31, 2004 is as follows: Commercial loans decreased by $1.0 million or 1.4% to $65.6 million, consumer and installment loans decreased $216 thousand or 18.7%, home equity loans decreased by $1.2 million, or 4.2% to $27.3 million and commercial real estate loans increased by $1.3 million, or 3.9%, to $34.3 million. Residential mortgage loans remained unchanged at $3.7 million for the comparable period.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)
Commercial and Industrial	$65,589	49.8%	$66,552	50.1%
Real Estate-Non Residential Properties	34,254	26.0%	32,953	24.8%
Residential Properties (1-4 Family)	3,720	2.8%	3,745	2.8%
Consumer and installment	941	0.7%	1,157	0.9%
Home equity	27,267	20.7%	28,464	21.4%

Gross loans	131,771	100.0%	132,871	100.0%

Less: Net deferred fees	148		198

Total loans	131,623		132,673
Less: Allowance for loan losses	1,628		1,634

Net Loans	$129,995		$131,039

Federal funds sold increased by $9.5 million to $9.5 million at March 31, 2005 from $0 at December 31, 2004. During 2005, deposits grew faster than loans and these funds were mostly invested in Federal funds sold and interest bearing deposits in other banks.

Securities available for sale increased $1.0 million, or 6.0%, from $17.5 million at year-end 2004 to $18.5 million at March 31, 2005. Securities held to maturity decreased $1.0 million, or 17.3%, from $5.8 million at December 31, 2004 to $4.8 million at March 31, 2005. The Company purchased $2.0 million in new securities in the first three months of 2005 and $1.8 million in securities matured, were called or were prepaid. There were $255 thousand in recorded unrealized losses in the available for sale portfolio and $18 thousand in net amortization expenses during the first three months of 2005.

Total year to date average deposits increased $7.5 million, or 4.9%, to $160.9 million during the first three months of 2005 from the twelve-month average of $153.4 million for the year ended December 31, 2004. NOW deposits increased by $3.5 million, savings deposits increased by $476 thousand, money market deposits increased $1.8 million and demand deposits increased by $3.5 million. Time deposits decreased $1.9 million. As discussed earlier, the increase in demand and NOW deposits was due to an ongoing deposit promotion that began in the second quarter of 2001. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2005 reflects the reduction of interest expense of time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

ASSET QUALITY

At March 31, 2005 and December 31, 2004 the Company had no non-accrual loans. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	March 31, 2005	December 31, 2004

	(dollars in thousands)

Non-accrual loans	$—	$—
Non-accrual loans to total loans	0.00%	0.00%
Non-performing assets to total assets	0.00%	0.00%
Allowance for loan losses as a % of non-performing loans	NM	NM
Allowance for loan losses to total loans	1.24%	1.23%

Back to Index

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank did not have any non-performing loans at March 31, 2005 and December 31, 2004.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Provisions are charged to expense and the allowance is reduced by charge-offs, net of recoveries, and is increased by the provision. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company’s allowance for loan losses.

At March 31, 2005, the allowance for loan losses remained consistent at $1.6 million compared to year-end 2004. There were $13 thousand in charge offs and $7 thousand in recoveries reported in the first three months of 2005. The allowance for loan losses as a percentage of total loans was 1.24% at March 31, 2005 compared to 1.23% at December 31, 2004.

LIQUIDITY MANAGEMENT

At March 31, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 2005, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $34.3 million, which represents 17.8% of total assets and 20.3% of total deposits and borrowings.

It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $48.3 million (subject to available qualified collateral, with current borrowings of $1.0 outstanding at March 31, 2005). At March 31, 2005 outstanding commitments to extend credit were $82.5 million and available line of credit balances totaled $17.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $23.1 million at March 31, 2005. Activity in stockholder’s equity consisted of a decrease in accumulated deficit of $262 thousand which represents the net income earned during the first three months of 2005 and an increase in accumulated comprehensive loss resulting from a net change in unrealized loss on securities available for sale of $190 thousand. Common stock also increased by $27 thousand from the exercise of warrants and stock options during the first three months of 2005.

At March 31, 2005 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$18,110	9.80%	$7,392	4%
Tier 1-Risk Based	$18,110	10.42%	$6,949	4%
Total Risk-Based	$19,738	11.36%	$13,898	8%

The Company:
Leverage Capital	$22,212	12.02%	$7,392	4%
Tier 1-Risk Based	$22,212	12.79%	$6,949	4%
Total Risk-Based	$23,840	13.72%	$13,898	8%

ITEM 3 – CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period reported on in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal controls.

Not applicable

Back to Index

Part II Other Information

Item 1.	Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable – the Registrant did not repurchase any equity securities during the quarter ended March 31, 2005, and has no repurchase plans in effect.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter reported on.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits

Exhibit 31.1 – Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)
Exhibit 31.2 – Certification of Gerard Riker pursuant to SEC Rule 13a-14(a)
Exhibit 32 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: May 6, 2005	By:	/s/ Gerard Riker

GERARD RIKER
Executive Vice President and
Chief Financial Officer