Form 10QSB
period 2005-06-30
SOMERSET HILLS BANCORP
filed 2005-08-15
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934. Yes     No

As of August 8, 2005 there were 3,255,060 shares of common stock, no par value, outstanding.

Back to Contents

SOMERSET HILLS BANCORP
FORM 10-QSB
INDEX

Back to Contents

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	June 30, 2005	December 31, 2004

	(Unaudited)

Cash and due from banks	$5,163	$5,000
Interest bearing deposits at other banks	2,139	85
Federal funds sold	1,400	—

Total cash and cash equivalents	8,702	5,085

Loans held for sale	13,535	10,328
Investment securities held to maturity (Approximate market value of $7,234 in 2005 and $5,862 in 2004)	7,188	5,847
Investment securities available-for-sale	26,074	17,484

Loans receivable	141,456	132,871
Less: allowance for Loan Losses	(1,691)	(1,634)
Deferred fees	(154)	(198)

Net loans receivable	139,611	131,039

Premises and equipment, net	4,197	4,231
Goodwill, net	1,191	1,191
Bank owned life insurance	5,436	5,341
Accrued interest receivable	820	652
Other assets	674	678

Total assets	$207,428	$181,876

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$45,552	$37,061
Interest bearing deposits-NOW, money market and savings	110,651	94,066
Certificates of deposit, under $100,000	16,238	16,819
Certificates of deposit, $100,000 and over	7,347	6,929

Total deposits	179,788	154,875

Federal Home Loan Bank advances	3,000	3,200
Accrued interest payable	112	88
Other liabilities	777	665

Total liabilities	183,677	158,828

STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 Shares of no par value; issued and outstanding 3,216,199 shares in 2005 and 3,201,920 in 2004,	23,994	23,940
Accumulated deficit	(220)	(827)
Accumulated other comprehensive loss	(23)	(65)

Total stockholders’ equity	23,751	23,048

Total liabilities and stockholders’ equity	$207,428	$181,876

See accompanying notes to unaudited consolidated financial statements

Back to Contents

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

INTEREST INCOME
Loans, including fees	$2,350	$1,668	$4,445	$3,229
Investment securities	273	240	467	491
Federal funds sold	51	10	99	31
Interest bearing deposits with other banks	9	2	14	3

Total interest income	2,683	1,920	5,025	3,754

INTEREST EXPENSE
Deposits	685	465	1,250	969
Federal funds purchased	—	2	—	2
Federal Home Loan Bank advances	20	14	32	25

Total interest expense	705	481	1,282	996

Net interest income	1,978	1,439	3,743	2,758

Provision for loan losses	57	100	57	100

Net interest income after provision for loan losses	1,921	1,339	3,686	2,658

NON-INTEREST INCOME
Service fees on deposit accounts	67	71	136	138
Gains on sales of mortgage loans, net	524	721	944	1,130
Other income	109	89	201	174

Total non-interest income	700	881	1,281	1,442

NON-INTEREST EXPENSE
Salaries and employee benefits	1,003	939	2,004	1,805
Occupancy expense	350	291	714	585
Advertising and business promotion	159	133	280	227
Stationery and supplies	71	55	128	100
Data Processing	99	70	181	136
Other operating expense	391	392	799	685

Total Non-Interest Expense	2,073	1,880	4,106	3,538

Income before provision for income taxes	548	340	861	562

Provision for Income Taxes	203	27	254	27

Net income	$345	$313	$607	$535

Per share data
Net income basic	$0.11	$0.10	$0.19	$0.17

Net income diluted	$0.09	$0.08	$0.16	$0.14

See accompanying notes to unaudited consolidated financial statements

Back to Contents

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Accumulated
			Other		Total
	Common	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Stock	Deficit	loss	Income	Equity

Balance December 31, 2004	$23,940	$(827)	$(65)	$—	$23,048

Net income for the period	—	607	—	607	607
Other comprehensive income	—	—	42	42	42
Cash dividend paid	(61)	—	—	—	(61)
Exercise of common stock warrants and options	115	—	—	—	115

Total comprehensive income				$649

Balance June 30, 2005	$23,994	$(220)	$(23)		$23,751

See accompanying notes to unaudited consolidated financial statements

Back to Contents

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$607	$535
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	299	239
Provision for loan losses	57	100
Mortgage loans originated for sale	(133,011)	(144,794)
Proceeds from mortgage loan sales	130,748	139,200
Gain on sale of mortgage loans	(944)	(1,130)
Increase in accrued interest receivable	(168)	(79)
Decrease (increase) in other assets	16	(159)
Increase in accrued interest payable	24	1
Increase (decrease) in other liabilities	112	(614)

Net cash used in operating activities	(2,260)	(6,701)

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(9,811)	(15,897)
Purchase of investment securities held to maturity	(2,363)	(1,143)
Maturity and payments of investment securities available-for-sale	1,239	9,160
Maturity and payments of investment securities held to maturity	999	17
Net increase in loans receivable	(8,629)	(10,049)
Purchases of premises and equipment	(230)	(192)
Increase in bank owned life insurance	(95)	(122)

Net cash used in investing activities	(18,890)	(18,226)

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	25,076	3,133
Net decrease in certificates of deposit	(163)	(5,999)
Federal Home Loan Bank advances	7,900	39,200
Repayments of Federal Home Loan Bank advances	(8,100)	(46,600)
Cash dividends paid	(61)	—
Exercise of warrants and stock options	115	83

Net cash provided by financing activities	24,767	6,617

Net Increase (decrease) in cash and cash equivalents	3,617	(18,310)
Cash and cash equivalents at beginning of period	5,085	24,767

Cash and cash equivalents at end of period	$8,702	$6,457

Supplemental information:
Cash paid during the year for:
Interest	$1,359	$995
Income taxes	$309	$109

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

     Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2005, the Bank operates four banking offices: its main office, located in Somerset County, New Jersey two branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Morristown, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank's deposits are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

     The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Six Months Ended, June 30, 2005			Six Months Ended, June 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common Stockholders	$607	3,223	$0.19	$535	3,195	$0.17

Effect of dilutive securities: Options/warrants	—	534		—	499

Diluted EPS:
Net income applicable to common stock- Holders and assumed conversions	$607	3,757	0.16	$535	3,694	$0.14

	Three Months Ended, June 30, 2005			Three Months Ended, June 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common Stockholders	$345	3,242	$0.11	$313	3,198	$0.10

Effect of dilutive securities: Options/warrants	—	498		—	526

Diluted EPS:
Net income applicable to common stock- Holders and assumed conversions	$345	3,740	$0.09	$313	3,724	$0.08

Back to Contents

c) Comprehensive Income

     The components of other comprehensive income for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net income	$345	$313	$607	$535

Change in unrealized holding gains (losses) on available for sale securities	232	(482)	42	(374)

Net unrealized gains (losses)	232	(482)	42	(374)

Other comprehensive income (loss)	$577	$(169)	$649	$161

d) Stock-Based Compensation

At June 30, 2005, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30 (Dollars in thousands)		Six Months Ended June 30 (Dollars in thousands)

	2005	2004	2005	2004

Net income, as reported	$345	$313	$607	$535
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effect	(33)	(34)	(54)	(49)

Pro forma net income	$312	$279	$553	$486

Net income per share:
Basic-as reported	$0.11	$0.10	$0.19	$0.17
Basic-pro forma	$0.10	$0.09	$0.17	$0.15

Diluted-as reported	$0.09	$0.08	$0.16	$0.14
Diluted-pro forma	$0.08	$0.07	$0.15	$0.13

The per share weighted-average fair values of stock options granted during 2005 and 2004 were $4.45 and $4.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 4.29% and 3.43% and expected lives of 7 years.

e) Recent Accounting Pronouncements

     On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard. The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retroactive application to prior periods’ financial statements of voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

Back to Contents

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2005 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$2,682	$164	$(163)	$2,683
Interest expense	705	163	(163)	705
Provision for loan losses	57	—	—	57
Non-interest income	197	524	(21)	700
Non-interest expense	1,770	527	(21)	2,276
Net income (loss)	347	(2)	—	345

Total assets	$206,209	$20,957	$(19,738)	$207,428

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2004 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$1,872	$169	$(121)	$1,920
Interest expense	481	121	(121)	481
Provision for loan losses	100	—	—	100
Non-interest income	181	721	(21)	881
Non-interest expense	1,267	661	(21)	1,907
Net income	205	108	—	313

Total assets	$176,453	$16,429	$(17,038)	$175,844

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2005 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$5,020	$262	$(257)	$5,025
Interest expense	1,282	257	(257)	1,282
Provision for loan losses	57	—	—	57
Non-interest income	379	944	(42)	1,281
Non-interest expense	3,399	1,003	(42)	4,360
Net income (loss)	661	(54)	—	607

Total assets	$206,209	$20,957	$(19,738)	$207,428

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2004 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,682	$252	$(180)	$3,754
Interest expense	996	180	(180)	996
Provision for loan losses	100	—	—	100
Non-interest income	353	1,131	(42)	1,442
Non-interest expense	2,479	1,128	(42)	3,565
Net income	460	75	—	535

Total assets	$176,453	$16,429	$(17,038)	$175,844

Back to Contents

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 2005 and June 30, 2004

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

OVERVIEW

     For the three months ended June 30, 2005, the Company realized a $32 thousand increase in net income over the comparable period of 2004. For the three months ended June 30, 2005, net income was $345 thousand or $0.11 basic and $0.09 diluted earnings per share, compared to $313 thousand, or $0.10 basic and $0.08 diluted earnings per share for the same period in 2004.

     For the six months ended June 30, 2005 net income was $607 thousand, a $72 thousand increase from $535 thousand reported for the same period in 2004. Basic and diluted earnings per share were $0.19 and $0.16, respectively, compared to $0.17 basic and $0.14 diluted earnings per share for the same period in 2004.

     The results reflect a substantial increase in interest income due primarily to the growth in loan volume and the investment portfolio. This increase in interest income was partially off-set by an increase in non-interest expense coupled with the decrease in gain on sales of mortgage loans and a substantial increase in taxes, as the Bank is now in a fully taxable position.

     At June 30, 2005, total assets were $207.4 million, an increase of $25.5 million from total assets of $181.9 million at year end 2004. The increase includes an increase of $8.6 million in loans, an $8.6 million increase in securities available for sale and a $1.3 million increase in securities held to maturity. Loans held for sale also increased $3.2 million. Interest bearing deposits increased $2.1 million and Federal Funds sold increased $1.4 million. The changes reflect the Bank’s continued growth and the investment of increased deposits in all asset types.

RESULTS OF OPERATIONS

     Interest Income.  Total interest income increased $763 thousand, or 39.7% to $2.7 million for the quarter ended June 30, 2005 from $1.9 million for the same period in 2004. There was an increase of $25.4 million in average second quarter interest earning assets from $158.6 million in 2004 to $184.0 million in 2005. Augmenting the increase in average earning assets was a 98 basis point increase in average rate earned from 4.87% during the second quarter of 2004 to 5.85% in the second quarter of 2005. The increase in rates had the greatest effect on due from banks and federal funds sold. The average rate earned on due from banks increased by 190 basis points to 2.71% in the second quarter of 2005 from 0.81% during the second quarter of 2004. The rate earned on federal funds sold increased 188 basis points to 2.78% in the second quarter of 2005 from 0.90% during the first quarter of 2004. The average rate earned on loans increased 114 basis points to 6.46% for the second quarter of 2005 from 5.32% in the second quarter of 2004. The increase in rates were augmented by increases in volume as the average loan balance increased 19.8% from $113.3 million to $135.7 million from the second quarter 2004 to second quarter 2005. The average balance of investment securities increased by $378 thousand, or 1.4%, to $28.2 million in the second quarter of 2005 from $27.8 million in the second quarter of 2004. The average balance of federal funds sold increased $3.0 million, or 66.6%, to $7.4 million during the second quarter of 2005 compared to $4.5 million during the second quarter of 2004. The average rate earned on investment securities increased 42 basis points to 3.88% for the second quarter of 2005 from 3.46% for the second quarter of 2004. The average rate earned on loans held for sale increased by 25 basis points for the second quarter of 2005 to 5.81%, from 5.56% for the second quarter of 2004. The increase in rates earned reflects the current market trend of higher interest rates.

     For the six months ended June 30, 2005 interest income increased $1.3 million, or 33.9%, to $5.0 million from $3.7 million for the same period in 2004. This increase was primarily attributable to an increase of 89 basis points in the average rate earned on interest earning assets to 5.72% during the first six months of 2005 from 4.83% in the first six months of 2004. In addition, the average balance of interest earning assets increased by $20.7 million, or 13.2%, to $177.1 million for the six months ended June 30, 2005 from $156.4 million in the year ago period. The average balance in the loan portfolio increased $22.4 million from $111.4 million to $133.8 million, and average federal funds sold increased $837 thousand from $6.8 million to $7.6 million during the first six months of 2005 over the same period in 2004. These increases were partially offset by a decrease of $3.0 million in investment securities from $28.3 million to $25.3 million during the first six months of 2005 over the same period in 2004.

Back to Contents

     Interest Expense.  The Company's interest expense for the second quarter of 2005 increased $224 thousand, or 46.6% to $705 thousand from $481 thousand in the second quarter of 2004. This increase was the result of an increase in the average balance of interest bearing liabilities of $16.1 million, or 13.2% to $138.5 million during the second quarter of 2005 from $122.4 million in the same period of 2004. The average cost of funds increased 46 basis points to 2.04% for the second quarter of 2005 from 1.58% in the second quarter of 2004. Interest expense on interest bearing demand deposits increased $202 thousand or 96.2% to $412 thousand in the second quarter of 2005 from $210 thousand in the second quarter in 2004. Interest expense on savings deposits increased $9 thousand or 180.0% while interest expense on money market deposits increased $43 thousand or 268.8%. Interest expense on time deposits decreased $34 thousand or 14.5% in the second quarter of 2005 compared to the same period in 2004 and the average rate declined to 3.38% in the current period from 3.51% in the second quarter of 2004, reflecting the repricing of the time deposit portfolio to lower rates as time deposits originated during prior promotions matured. As a result of our continued marketing promotion for low cost deposits, which began in April of 2001, interest bearing demand deposit average balances have grown $10.2 million, or 12.6%, from $80.7 million during the second quarter of 2004 to $90.9 million in the second quarter of 2005. The interest expense on interest bearing demand deposits increased $202 thousand from the second quarter of 2004, while the average interest rate paid increased 77 basis points from 1.05% to 1.82% during the same periods. Average savings deposits reflect an increase of $1.8 million, or 39.7%, in average balances while the average rate paid increased 43 basis points from 0.45% in the second quarter of 2004 to 0.88% in the second quarter of 2005. Average borrowed funds increased to $2.1 million in the second quarter of 2005 from $1.7 million in the second quarter of 2004. The interest expense on money market deposits increased $43 thousand from the second quarter of 2004 to the second quarter of 2005 while the average interest rate paid increased 79 basis points to 1.54% during the second quarter of 2005 from 0.75% in the second quarter of 2004. The average balance increased $7.2 million to $15.4 million from $8.2 million during the same period.

     For the six months ended June 30, 2005 interest expense increased $286 thousand, or 28.7% to $1.3 million from $1.0 million for the same period last year. The average balance of interest bearing liabilities increased $11.7 million, or 9.6% to $133.7 million during the first six months of 2005. Interest expense on time deposits decreased $118 thousand, or 22.9% to $397 thousand as the average balance in time deposits decreased $4.5 million to $24.0 million in the first six months of 2005 compared to the same period in 2004. Interest bearing demand deposit average balances increased $9.8 million, or 12.3% from $79.6 million during the first six months of 2004 to $89.4 million in the first six months of 2005. The interest expense on interest bearing demand deposits increased $324 thousand from the first six months of 2004, while the average interest rate paid increased 62 basis points from 1.05% to 1.67% during the same periods. Average savings deposits reflect an increase of $1.7 million, or 39.3%, in average balances while the average rate paid increased 42 basis points from 0.45% in the first six months of 2004 to 0.87% in the first six months of 2005. Average borrowed funds increased to $1.6 million in the first six months of 2005 from $1.4 million in the first six months of 2004. Average federal funds purchased decreased to $0 in the first six months of 2005 from $242 thousand in the first six months of 2004. The interest expense on Money Market deposits increased $59 thousand in the first six months of 2005 while the average interest rate paid increased 64 basis points to 1.40% during the first six months of 2005 from 0.76% in the first six months of 2004. The average balance increased $4.8 million to $12.8 million from $8.0 million during the same period.

Back to Contents

     The following tables presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders' equity for both the six and three months ended June 30, 2005 and 2004. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Comparative Average Balance Sheets Six Months Ended June 30,

		2005			2004

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid

Assets			(Dollars in Thousands)

Cash and due from banks	$1,121	$14	2.52%	$821	$3	0.81%
Loans	133,813	4,183	6.30%	111,414	2,977	5.37%
Loans held for sale	9,223	262	5.74%	9,086	252	5.57%
Investment securities(1)	25,271	467	3.73%	28,277	491	3.49%
Fed funds sold	7,633	99	2.61%	6,796	31	0.91%

Total interest earning assets	177,061	5,025	5.72%	156,394	$3,754	4.83%

Non-interest earning assets	18,042			15,570
Allowance for loan losses	(1,638)			(1,425)

Total Assets	$193,465			$170,539

Liabilities and Equity

Interest bearing demand deposits	$89,405	$739	1.67%	$79,591	$415	1.05%
Savings	5,900	25	0.87%	4,236	9	0.45%
Money Market	12,812	89	1.40%	8,031	30	0.76%
Certificates of deposits	23,975	397	3.34%	28,491	515	3.63%
Federal funds purchased	—	—	-%	242	2	1.37%
FHLB advances/ other borrowings	1,604	32	4.04%	1,364	25	3.76%

Total interest bearing liabilities	133,696	1,282	1.93%	121,955	$996	1.64%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	35,527			25,884
Other liabilities	807			704

Total Liabilities	170,030			148,543
Stockholders' Equity	23,435			21,996

Total Liabilities and Stockholders' Equity	$193,465			$170,539

Net Interest Income		$3,743			$2,758

Net Interest Spread			3.79%			3.19%
Net Interest Margin			4.26%			3.55%

(1) Includes FHLB stock and interest-bearing deposits

Back to Contents

	Comparative Average Balance Sheets Three Months Ended June 30,

		2005			2004

	Average Balance	Interest Income/ Expense	AverageRates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rate Earned/ Paid

Assets			(Dollars in Thousands)

Cash and due from banks	$1,325	$9	2.71%	$851	$2	0.81%
Loans	135,742	2,186	6.46%	113,277	1,499	5.32%
Loans held for sale	11,307	164	5.81%	12,212	169	5.56%
Investment securities(1)	28,219	273	3.88%	27,841	240	3.46%
Fed funds sold	7,443	51	2.78%	4,468	10	0.90%

Total interest earning assets	184,036	2,683	5.85%	158,649	$1,920	4.87%

Non-interest earning assets	18,459			15,602
Allowance for loan losses	(1,638)			(1,434)

Total Assets	$200,857			$172,817

Liabilities and Equity

Interest bearing demand deposits	$90,908	$412	1.82%	$80,700	$210	1.05%
Savings	6,356	14	0.88%	4,550	5	0.45%
Money Market	15,410	59	1.54%	8,167	16	0.75%
Certificates of deposits	23,744	200	3.38%	26,790	234	3.51%
Federal funds purchased	—	—	-%	484	2	1.37%
FHLB advances/ other borrowings	2,112	20	3.81%	1,727	14	3.23%

Total interest bearing liabilities	138,530	705	2.04%	122,418	$481	1.58%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	37,892			27,719
Other liabilities	869			550

Total Liabilities	177,291			150,687
Stockholders' Equity	23,566			22,130

Total Liabilities and Stockholders' Equity	$200,857			$172,817

Net Interest Income		$1,978			$1,439

Net Interest Spread			3.81%			3.29%
Net Interest Margin			4.31%			3.65%

(1) Includes FHLB stock and interest-bearing deposits

     Net-Interest Income.  The net interest income for the second quarter of 2005 increased $539 thousand over the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment and the Company’s ability to shift its sources of funds to lower costing interest bearing liabilities, thereby further reducing its cost of funds. The net interest spread increased by 52 basis points to 3.81% and the net yield on interest-earning assets increased 98 basis points to 5.85%. The yield on interest bearing liabilities increased by 46 basis points to 2.04% in the second quarter of 2005 compared to the same period last year.

     Net interest income for the six months ended June 30, 2005 increased $985 thousand, or 35.7%, over the same period last year. The net interest spread increased 60 basis points and the net yield on interest earning assets increased by 89 basis points between the first six-month periods of 2004 and 2005. The cost of interest bearing liabilities increased by 29 basis points to 1.93% in the first six months of 2005 compared to the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment.

     Provision for Loan Losses.  For the three months ended June 30, 2005 the provision for loan losses was $57 thousand compared to $100 thousand for the quarter ended June 30, 2004. The provision for loan losses was $57 thousand for the six months ended June 30, 2005 as compared to $100 thousand for the six months ended June 30, 2004. The decrease was the result of an improvement in asset quality related to a change in the mix of the consumer loan portfolio. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing portfolio and the size of the allowance necessary to absorb the risks, as well as in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

Back to Contents

     Non-Interest Income.       Non-interest income decreased by 20.5% or $181 thousand in the second quarter of 2005 to $700 thousand from $881 thousand in the second quarter of 2004. The decrease in non-interest income is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $197 thousand, or 27.3% to $524 thousand in the second quarter of 2005 compared to $721 thousand in the second quarter of 2004. This decrease is attributable to the decrease in mortgage loans originated for sale by our mortgage company subsidiary. Mortgage loans originated for sale decreased $15.0 million to $77.4 million in the second quarter of 2005 from $92.4 million in the second quarter of 2004, reflecting higher market rates of interest for mortgage loans and reduced refinancing activity. Other components of non-interest income include fees on deposit accounts which decreased $4 thousand or 5.6% to $67 thousand in the second quarter of 2005 from $71 thousand in the second quarter of 2004. Other income increased by $20 thousand, or 22.5% to $109 thousand in the second quarter of 2005 from $89 thousand in the second quarter of 2004.

     For the six months ended June 30, 2005, non-interest income decreased $161 thousand, or 11.2% to $1.3 million from $1.4 million for the same period in 2004. The decrease in non-interest income for the first six months of 2005 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $186 thousand, or 16.5% to $944 thousand in the first six months of 2005 compared to $1.1 million in the first six months of 2004. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Other components of non-interest income include fees on deposit accounts, which decreased $2 thousand or 1.4% to $136 thousand in the first six months of 2005 from $138 thousand in the same period of 2004. Other income increased by $27 thousand, or 15.5% to $201 thousand in the first six months of 2005 from $174 thousand in the first six months of 2004.

     Non-Interest Expense.  For the quarter ended June 30, 2005, non-interest expense increased $193 thousand from the same period last year. The increase in non-interest expense in the second quarter of 2005 was attributable to an increase of $64 thousand in salaries and benefits, $59 thousand in occupancy expense, $29 thousand in data processing, $26 thousand in advertising and business promotions and $16 thousand in stationery and supplies expense compared to the comparable period of 2004.

     For the six months ended June 30, 2005, non-interest expense increased $568 thousand from the same period last year. The increase in non-interest expense in the first six months of 2005 was attributable to an increase of $199 thousand in salaries and benefits, $129 thousand in occupancy expense, $114 thousand in other operating expense, $53 thousand in advertising and business promotions, $45 thousand in data processing and $28 thousand in stationery and supplies over the same comparable period of 2004.

     The increases in both periods reflect the Company’s continued growth, as the Summit, New Jersey office opened in September of 2004 and the Morristown, New Jersey office opened in October of 2002.

     Income Taxes.  Income tax expense increased $176 thousand to $203 thousand for the three months ended June 30, 2005 as compared to $27 thousand for the same period in 2004. The increase is a result of the Company having exhausted all of the NOL carryover credits from prior years.

     For the six months ended June 30, 2005 income tax expense increased $227 thousand to $254 thousand as compared to $27 thousand for the same period in 2004. The increase is a result of the Company having exhausted all of the NOL carryover credits from prior years.

Back to Contents

FINANCIAL CONDITION

June 30, 2005 as compared to December 31, 2004

     Total assets increased $25.5 million at June 30, 2005, to $207.4 million from total assets of $181.9 million at December 31, 2004. Increases in total assets include increases of $8.6 million in net loans, $3.2 million in loans held for sale, $8.6 million in investment securities available for sale, $1.3 million in investment securities held to maturity and $3.6 million in cash and cash equivalents. Total deposits increased $24.9 million from $154.9 million at year-end 2004 to $179.8 million at June 30, 2005. Federal Home Loan Bank advances decreased by $200 thousand to $3.0 million for the first six months of 2005 from $3.2 million at December 31, 2004.

     Total loans, net at June 30, 2005 increased $8.6 million to $139.6 million from $131.0 million at year-end 2004. The increase in and composition of the loan portfolio, by category, as of June 30, 2005 compared to December 31, 2004 is as follows: Commercial real estate loans increased $5.0 million, or 15.3% to $38.0 million, commercial loans increased by $4.0 million or 6.0% to $70.5 million, home equity loans increased by $348 thousand, or 1.2% to $28.8 million and residential mortgage loans decreased by $386 thousand, or 10.3%, to $3.4 million. Installment loans decreased by $393 thousand, or 34.0%, to $764 thousand.

     The following schedule presents the components of loans, net of unearned income, for each period presented:

	June 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

		(Dollars In Thousands)
Commercial and Industrial	$70,522	49.9%	$66,552	50.1%
Real Estate-Non Residential Properties	37,999	26.8%	32,953	24.8%
Residential Properties (1-4 Family)	3,359	2.4%	3,745	2.8%
Consumer and installment	764	0.5%	1,157	0.9%
Home equity	28,812	20.4%	28,464	21.4%

Gross loans	141,456	100.0%	132,871	100.0%

Less: Net deferred fees	154		198

Total loans	141,302		132,673
Less: Allowance for loan losses	1,691		1,634

Net Loans	$139,611		$131,039

     Federal funds sold increased by $1.4 million from federal funds sold of $0 at December 31, 2004. During 2005, deposits grew faster than loan demand and these funds were used to fund the investment portfolio and federal funds sold during the first six months of 2005.

     Securities available for sale increased $8.6 million, or 49.1%, from $17.5 million at year-end 2004 to $26.1 million at June 30, 2005. Securities held to maturity increased $1.3 million, or 22.9%, from $5.8 million at December 31, 2004 to $7.2 million at June 30, 2005. The Company purchased $12.2 million in new securities in the first six months of 2005 and $2.2 million in securities matured, were called or were prepaid. There was $23 thousand in recorded unrealized losses in the available for sale portfolio and $35 thousand in net amortization expenses during the first six months of 2005.

     Total year to date average deposits increased $14.2 million, or 9.3%, to $167.6 million during the first six months of 2005 from the twelve-month average of $153.4 million for the year ended December 31, 2004. NOW deposits increased by $5.0 million, savings deposits increased by $937 thousand, and demand deposits increased by $5.9 million. Money market deposits increased $4.5 million and time deposits decreased $2.1 million. As discussed earlier, the increase in demand, NOW and savings deposits was due to an ongoing deposit promotion that began in the second quarter of 2001. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2005 reflects the reduction of interest expense on time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

     Federal Home Loan Bank advances decreased by $200 thousand to $3.0 million at June 30, 2005 from $3.2 million at December 31, 2004.

ASSET QUALITY

     At June 30, 2005 non-accrual loans increased $48 thousand to $48 thousand compared to $0 at December 31, 2004. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	June 30, 2005	December 31, 2004

	(dollars in thousands)
Non-accrual loans	$48	$—
Non-accrual loans to total loans	0.03%	0.00%
Non-performing assets to total assets	0.02%	0.00%
Allowance for loan losses
as a % of non-performing loans	NM	NM
Allowance for loan losses to total loans	1.20%	1.23%

Back to Contents

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $48 thousand in non-performing loans at June 30, 2005 and $0 at December 31, 2004.

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

     At June 30, 2005, the allowance for loan losses increased $57 thousand to $1.7 million from $1.6 million at December 31, 2004. There were $13 thousand in charge offs and $13 thousand in recoveries reported in the first six months of 2005. The allowance for loan losses as a percentage of total loans was 1.20% at June 30, 2005 compared to 1.23% at December 31, 2004.

LIQUIDITY MANAGEMENT

     At June 30, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At June 30, 2005, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $34.8 million, which represents 16.8% of total assets and 19.0% of total deposits and borrowings.

     It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $51.9 million (subject to available qualified collateral, with current borrowings of $3.0 million outstanding from the FHLB at June 30, 2005). At June 30, 2005 outstanding commitments to extend credit were $95.1 million and available line of credit balances totaled $16.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders’ equity increased to $23.8 million at June 30, 2005. Activity in stockholders’ equity consisted of a decrease in accumulated deficit of $607 thousand which represents the net income earned during the first six months of 2005 and an increase in accumulated comprehensive income resulting from a net change in unrealized loss on securities available for sale of $42 thousand. Common stock also increased by $115 thousand from the exercise of warrants and stock options during the first six months of 2005. This was partially offset by a decrease of $61 thousand resulting from a cash dividend payment.

     At June 30, 2005 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at June 30, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$18,455	9.24%	$7,987	4.00%
Tier 1 – Risk Based	$18,455	9.81%	$7,526	4.00%
Total Risk – Based	$20,146	10.71%	$15,052	8.00%

The Company:
Leverage Capital	$22,583	11.31%	$7,987	4.00%
Tier 1 – Risk Based	$22,583	12.00%	$7,526	4.00%
Total Risk-Based	$24,274	12.90%	$15,052	8.00%

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

Back to Contents

Part II Other Information

Item 1. Legal Proceedings

     The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable – the Registrant did not repurchase any equity securities during the quarter ended June 30, 2005, and has no repurchase plans in effect.

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     On April 27, 2005, the Registrant held its annual meeting of shareholders. Shareholders were asked to elect members of the Company’s Board of Directors whose terms expired. The results were as follows:

Nominees:	For	Withold Authority

Edward B. Deutsch	2,626,332	24,071
Thomas J. Marino	2,620,543	29,860
Jerome J. Graham, Jr.	2,619,243	31,160
Cornelius Golding	2,619,073	31,330

Item 5. Other Information

     Not applicable

Item 6. Exhibits

     Exhibits

          Exhibit 31.1 – Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)
          Exhibit 31.2 – Certification of Gerard Riker pursuant to SEC Rule 13a-14(a)
          Exhibit 32-Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: August 5, 2005	By: /s/ Gerard Riker
GERARD RIKER Executive Vice President and Chief Financial Officer