Form 10QSB
period 2005-09-30
SOMERSET HILLS BANCORP
filed 2005-11-10
CIK 1189396

Click Here for Index

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________________ to ______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Securities and Exchange Act of 1934).  Yes     No

As of November 8, 2005 there were 3,255,925 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-QSB

Back to Index

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	September 30, 2005	December 31, 2004

	(Unaudited)
Cash and due from banks	$5,609	$5,000
Interest bearing deposits at other banks	4,703	85
Federal funds sold	6,000	—

Total cash and cash equivalents	16,312	5,085

Loans held for sale	11,630	10,328
Investment securities held to maturity (Approximate market value of $7,618 in 2005 and $5,862 in 2004)	7,582	5,847
Investment securities available-for-sale	29,386	17,484

Loans receivable	157,827	132,871
Less: allowance for loan losses	(1,886)	(1,634)
Deferred fees	(172)	(198)

Net loans receivable	155,769	131,039

Premises and equipment, net	4,154	4,231
Goodwill, net	1,191	1,191
Bank owned life insurance	5,484	5,341
Accrued interest receivable	1,031	652
Other assets	844	678

Total assets	$233,383	$181,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$41,946	$37,061
Interest bearing deposits-NOW, money market and savings	142,024	94,066
Certificates of deposit, under $100,000	15,497	16,819
Certificates of deposit, $100,000 and over	7,211	6,929

Total deposits	206,678	154,875

Federal Home Loan Bank advances	1,000	3,200
Accrued interest payable	173	88
Other liabilities	1,080	665

Total liabilities	208,931	158,828

STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 3,255,925 shares in 2005 and 3,201,920 in 2004	24,321	23,940
Retained earnings (accumulated deficit)	236	(827)
Accumulated other comprehensive loss	(105)	(65)

Total stockholders’ equity	24,452	23,048

Total liabilities and stockholders’ equity	$233,383	$181,876

See accompanying notes to the unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

INTEREST INCOME
Loans, including fees	$2,663	$1,872	$7,108	$5,101
Investment securities	356	255	823	746
Federal funds sold	72	18	171	49
Interest bearing deposits with other banks	14	2	28	5

Total interest income	3,105	2,147	8,130	5,901

INTEREST EXPENSE
Deposits	877	480	2,127	1,449
Federal funds purchased	—	—	—	2
Federal Home Loan Bank advances	20	18	52	43

Total interest expense	897	498	2,179	1,494

Net interest income	2,208	1,649	5,951	4,407

Provision for loan losses	192	50	249	150

Net interest income after provision for loan losses	2,016	1,599	5,702	4,257

NON-INTEREST INCOME
Service fees on deposit accounts	67	76	203	214
Gains on sales of mortgage loans, net	677	578	1,621	1,708
Loss on sale of investment securities	(2)	—	(2)	—
Other income	107	81	307	255

Total non-interest income	849	735	2,129	2,177

NON-INTEREST EXPENSE
Salaries and employee benefits	1,099	964	3,103	2,769
Occupancy expense	347	324	1,061	909
Advertising and business promotion	117	112	397	339
Stationery and supplies	53	45	180	145
Data processing	99	78	280	214
Other operating expense	420	357	1,220	1,042

Total non-interest expense	2,135	1,880	6,241	5,418

Income before provision for income taxes	730	454	1,590	1,016

Provision for Income Taxes	273	44	527	71

Net income	$457	$410	$1,063	$945

Per share data
Net income basic	$0.14	$0.13	$0.33	$0.30

Net income diluted	$0.12	$0.11	$0.28	$0.26

See accompanying notes to the unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive loss	Comprehensive Income (loss)	Total Stockholders’ Equity

Balance December 31, 2004	$23,940	$(827)	$(65)	$—	$23,048

Net income for the period	—	1,063	—	1,063	1,063
Other comprehensive loss	—	—	(40)	(40)	(40)
Cash dividend paid	(61)	—	—	—	(61)
Exercise of common stock warrants and options	442	—	—	—	442

Total comprehensive income				$1,023

Balance September 30, 2005	$24,321	$236	$(105)		$24,452

See accompanying notes to the unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENT
OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$1,063	$945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	436	446
Provision for loan losses	249	150
Loss on sales of investment securities	2	—
Mortgage loans originated for sale	(235,452)	(215,753)
Proceeds from mortgage loan sales	235,771	215,231
Gain on sale of mortgage loans	(1,621)	(1,708)
Increase in accrued interest receivable	(379)	(208)
Increase in other assets	(107)	(133)
Increase in accrued interest payable	85	2
Increase (decrease) in other liabilities	415	(526)

Net cash provided by (used in) operating activities	462	(1,554)

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(14,057)	(15,901)
Purchases of investment securities held to maturity	(3,248)	(2,297)
Maturity and payments of investment securities available-for-sale	2,036	10,314
Maturity and payments of investment securities held to maturity	998	1,000
Proceeds from sale of investment securities held to maturity	478	—
Net increase in loans receivable	(24,979)	(15,016)
Purchases of premises and equipment	(304)	(791)
Increase in bank owned life insurance	(143)	(170)

Net cash used in investing activities	(39,219)	(22,861)

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	52,843	24,399
Net decrease in certificates of deposit	(1,040)	(7,150)
Federal Home Loan Bank advances	12,300	138,000
Repayments of Federal Home Loan Bank advances	(14,500)	(138,000)
Cash dividends paid	(61)	—
Exercise of warrants and stock options	442	87

Net cash provided by financing activities	49,984	17,336

Net increase (decrease) in cash and cash equivalents	11,227	(7,079)
Cash and cash equivalents at beginning of period	5,085	24,767

Cash and cash equivalents at end of period	$16,312	$17,688

Supplemental information:
Cash paid during the year for:
Interest	$2,094	$1,492
Income taxes	$324	$148

See accompanying notes to the unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

     Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2005, the Bank operated four banking offices: its main office, located in Somerset County, New Jersey, two branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company, a wholly owned subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Morristown, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

     The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Nine Months Ended, September 30, 2005			Nine Months Ended, September 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common Stockholders	$1,063	3,231	$0.33	$945	3,197	$0.30
Effect of dilutive securities:
Options/Warrants	—	500		—	492

Diluted EPS:
Net income applicable to common stockholders and assumed conversions	$1,063	3,731	$0.28	$945	3,689	$0.26

	Three Months Ended, September 30, 2005			Three Months Ended, September 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common
Stockholders	$457	3,248	$0.14	$410	3,201	$0.13
Effect of dilutive securities:
Options/Warrants	—	460		—	482

Diluted EPS:
Net income applicable to common stockholders and assumed conversions	$457	3,708	$0.12	$410	3,683	$0.11

Back to Index

c) Comprehensive Income

The components of other comprehensive income for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net income	$457	$410	$1,063	$945
Change in unrealized holding (losses) gains on available for sale securities	(82)	322	(40)	(51)

Net unrealized (losses) gains	(82)	322	(40)	(51)

Other comprehensive income	$375	$732	$1,023	$894

d) Stock-Based Compensation

At September 30, 2005, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30 (Dollars in Thousands)		Nine Months Ended September 30 (Dollars in Thousands)

	2005	2004	2005	2004

Net income, as reported	$457	$410	$1,063	$945
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(24)	(18)	(78)	(67)

Pro forma net income	$433	$392	$985	$878

Net income per share:
Basic-as reported	$0.14	$0.13	$0.33	$0.30
Basic-pro forma	$0.13	$0.12	$0.30	$0.27

Diluted-as reported	$0.12	$0.11	$0.28	$0.26
Diluted-pro forma	$0.12	$0.11	$0.27	$0.24

The per share weighted-average fair values of stock options granted during 2005 and 2004 were $4.45 and $4.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: expected dividend yields of 0.00% for all years, risk-free interest rates of 4.29% and 3.43% and expected lives of 7 years.

e) Recent Accounting Pronouncements

     On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard. The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material.

      In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retroactive application to prior periods’ financial statements of voluntary changes in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

      FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

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

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2005 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,118	$193	$(206)	$3,105
Interest expense	897	206	(206)	897
Provision for loan losses	192	—	—	192
Non-interest income	193	677	(21)	849
Non-interest expense	1,855	574	(21)	2,408
Net income	367	90	—	457

Total assets	$232,137	$18,202	$(16,956)	$233,383

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2004 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$2,109	$187	$(149)	$2,147
Interest expense	498	149	(149)	498
Provision for loan losses	50	—	—	50
Non-interest income	177	579	(21)	735
Non-interest expense	1,375	570	(21)	1,924
Net income	363	47	—	410

Total assets	$187,902	$14,954	$(15,471)	$187,385

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2005 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$8,138	$455	$(463)	$8,130
Interest expense	2,179	463	(463)	2,179
Provision for loan losses	249	—	—	249
Non-interest income	570	1,622	(63)	2,129
Non-interest expense	5,255	1,576	(63)	6,768
Net income	1,025	38	—	1,063

Total assets	$232,137	$18,202	$(16,956)	$233,383

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2004 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$5,791	$439	$(329)	$5,901
Interest expense	1,494	329	(329)	1,494
Provision for loan losses	150	—	—	150
Non-interest income	530	1,710	(63)	2,177
Non-interest expense	3,854	1,698	(63)	5,489
Net income	823	122	—	945

Total assets	$187,902	$14,954	$(15,471)	$187,385

Back to Index

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2005 and September 30, 2004

CRITICAL ACCOUNTING POLICIES

      Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2004 included in it’s Annual Report Form 10-KSB filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgements which often require assumptions or estimates about highly uncertain matters. Changes in these judgements, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 13 and 16 of this Form 10-QSB for the provision and allowance for loan losses.

OVERVIEW

      For the three months ended September 30, 2005, the company realized a $47 thousand increase in net income over the comparable period of 2004. For the three months ended September 30, 2005, net income was $457 thousand or $0.14 basic and $0.12 diluted earnings per share, compared to $410 thousand, or $0.13 per basic and $0.11 diluted earnings per share for the same period in 2004.

     For the nine months ended September 30, 2005 net income was $1.1 million, a $118 thousand increase from the $945 thousand reported for the same period in 2004. Basic and diluted earnings per share were $0.33 and $0.28, respectively, compared to $0.30 per basic and $0.26 diluted earnings per share for the same period in 2004.

     The results reflect a substantial increase in interest income due primarily to the growth in loan volume and the investment portfolio. This increase in interest income was partially off-set by an increase in non-interest expense and an increase in provision for loan losses coupled with the decrease in gain on sales of mortgage loans and a substantial increase in taxes, as the Bank is now in a fully taxable position.

     At September 30, 2005, total assets were $233.4 million, an increase of $51.5 million from total assets of $181.9 million at year end 2004. The increase includes increases of $24.9 million in loans, $11.9 million in securities available for sale, $1.7 million in securities held to maturity, $6.0 million in federal funds sold and $1.3 million in loans held for sale. The changes reflect the Bank’s continued growth and the investment of increased deposits in all asset types.

RESULTS OF OPERATIONS

      Interest Income. Total interest income increased $958 thousand, or 44.6%, to $3.1 million for the quarter ended September 30, 2005 from $2.1 million for the same period in 2004. The increase reflects increases in both the volume of earning assets and in rates earned on those assets. Average third quarter interest earning assets increased $37.2 million from $169.8 million in 2004 to $207.0 million in 2005. Augmenting the increase in average interest earning assets was a 92 basis point increase in average rate earned from 5.03% during the third quarter of 2004 to 5.95% in the third quarter of 2005. The increase in rates had the greatest effect on due from banks and federal funds sold. The average rate earned on due from banks increased by 243 basis points to 3.68% in the third quarter of 2005 from 1.25% during the third quarter of 2004. The rate earned on federal funds sold increased 184 basis points to 3.29% in the third quarter of 2005 from 1.45% during the third quarter of 2004. The average rate earned on loans increased 109 basis points to 6.59% for the third quarter of 2005 from 5.50% in the third quarter of 2004. The average rate earned on investment securities increased 49 basis points to 4.02% for the third quarter of 2005 from 3.53% for the third quarter of 2004. The average rate earned on loans held for sale increased 50 basis points for the third quarter of 2005 to 5.93%, from 5.43% for the third quarter of 2004. The increase in rates earned reflects the current market trend of higher interest rates. The increase in rates were augmented by increases in volume as the average loan balance increased 22.0% from $122.0 million to $148.8 million from the third quarter 2004 to the third quarter 2005. The average balance of investment securities increased by $6.4 million, or 22.3%, to $35.1 million in the third quarter of 2005 from $28.7 million in the third quarter of 2004. The average balance of federal funds sold increased $3.8 million, or 76.6%, to $8.7 million during the third quarter of 2005 compared to $4.9 million during the third quarter of 2004.

Back to Index

     For the nine months ended September 30, 2005 interest income increased $2.2 million, or 37.8%, to $8.1 million from $5.9 million for the same period in 2004. This increase was primarily attributable to an increase of 91 basis points in the average rate earned on interest earning assets to 5.81% during the first nine months of 2005 from 4.90% in the first nine months of 2004. In addition, the average balance of interest earning assets increased by $26.2 million, or 16.3%, to $187.1 million for the nine months ended September 30, 2005 from $160.9 million in the same period a year ago. The average balance in the loan portfolio increased $23.9 million from $115.0 million to $138.9 million, and average federal funds sold increased $1.8 million from $6.2 million to $8.0 million during the first nine months of 2005 over the same period in 2004. These increases were partially offset by a decrease of $176 thousand in average loans held for sale from $10.6 million to $10.5 million during the first nine months of 2005 over the same period in 2004.

      Interest Expense. The Company’s interest expense for the third quarter of 2005 increased $399 thousand, or 80.1% to $897 thousand from $498 thousand in the third quarter of 2004. This increase was the result of an increase in both the average balance of interest bearing liabilities and in the Company’s cost of funds. Average interest bearing liabilities increased by $27.0 million, or 20.8% to $156.8 million during the third quarter of 2005 from $129.8 million in the same period of 2004. The average cost of funds increased 74 basis points to 2.27% for the third quarter of 2005 from 1.53% in the third quarter of 2004. Interest expense on interest bearing demand deposits increased $326 thousand or 128.3% to $580 thousand in the third quarter of 2005 from $254 thousand in the third quarter in 2004. Interest expense on savings deposits increased $16 thousand or 200.0% while interest expense on money market deposits increased $51 thousand or 318.8%. Interest expense on time deposits increased $4 thousand or 2.0% in the third quarter of 2005 compared to the same period in 2004 and the average rate increased to 3.49% in the current period from 3.37% in the third quarter of 2004, reflecting the repricing of the time deposit portfolio to higher interest rates. Interest bearing demand deposit average balances have grew $17.9 million, or 20.0%, from $90.1 million during the third quarter of 2004 to $108.0 million in the third quarter of 2005. The interest expense on interest bearing demand deposits increased $326 thousand from the third quarter of 2004, while the average interest rate paid increased 101 basis points from 1.12% to 2.13% during the same periods. Average savings deposits reflect an increase of $2.0 million, or 33.3%, in average balances while the average rate paid increased 64 basis points from 0.55% in the third quarter of 2004 to 1.19% in the third quarter of 2005. Average borrowed funds decreased to $2.1 million in the third quarter of 2005 from $2.4 million in the third quarter of 2004. The interest expense on money market deposits increased $51 thousand from the third quarter of 2004 to the third quarter of 2005 while the average interest rate paid increased 87 basis points to 1.72% during the third quarter of 2005 from 0.85% in the third quarter of 2004. The average balance increased $7.9 million to $15.4 million from $7.5 million during the same period.

     For the nine months ended September 30, 2005 interest expense increased $685 thousand, or 45.9% to $2.2 million from $1.5 million for the same period last year. The average balance of interest bearing liabilities increased $16.9 million, or 13.6% to $141.5 million during the first nine months of 2005, while the average rate paid increased to 2.06% from 1.60% in the prior year period. Interest expense on time deposits decreased $114 thousand, or 15.9% to $602 thousand as the average balance in time deposits decreased $3.1 million to $23.8 million in the first nine months of 2005 compared to the same period in 2004. Interest bearing demand deposit average balances increased $12.6 million, or 15.1% from $83.1 million during the first nine months of 2004 to $95.7 million in the first nine months of 2005. The interest expense on interest bearing demand deposits increased $650 thousand from the first nine months of 2004, while the average interest rate paid increased 76 basis points from 1.08% to 1.84% during the same periods. Average savings deposits reflect an increase of $1.8 million, or 36.9%, in average balances while the average rate paid increased 51 basis points from 0.49% in the first nine months of 2004 to 1.00% in the first nine months of 2005. Average borrowed funds increased by $46 thousand in the first nine months of 2005 from $1.7 million in the first nine months of 2004. Average federal funds purchased decreased to $0 in the first nine months of 2005 from $189 thousand in the first nine months of 2004. The interest expense on Money Market deposits increased $109 thousand in the first nine months of 2005 while the average interest rate paid increased 73 basis points to 1.52% during the first nine months of 2005 from 0.79% in the first nine months of 2004. The average balance increased $5.8 million to $13.7 million from $7.9 million during the same period.

Back to Index

The following table presents a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders’ equity for the nine months ended September 30, 2005 and 2004. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Nine Months Ended September 30,

	2005			2004

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$1,244	$28	2.99%	$725	$5	0.92%
Loans	138,867	6,654	6.41%	114,956	4,662	5.42%
Loans held for sale	10,453	454	5.82%	10,629	439	5.51%
Investment securities (1)	28,598	823	3.85%	28,434	746	3.50%
Fed funds sold	7,983	171	2.86%	6,163	49	1.06%

Total interest earning assets	$187,145	8,130	5.81%	$160,907	$5,901	4.90%

Non-interest earning assets	18,458			15,944
Allowance for loan losses	(1,675)			(1,463)

Total Assets	$203,928			$175,388

Liabilities and Equity

Interest bearing demand deposits	95,688	$1,320	1.84%	$83,103	$669	1.08%
Savings	6,561	49	1.00%	4,793	17	0.49%
Money Market	13,685	156	1.52%	7,869	47	0.79%
Certificates of deposits	23,778	602	3.39%	26,914	716	3.55%
Federal funds purchased	—	—	0.00%	189	2	1.41%
FHLB advances/ other borrowings	1,772	52	3.96%	1,726	43	3.30%

Total interest bearing liabilities	141,484	$2,179	2.06%	124,594	$1,494	1.60%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	37,569			27,952
Other liabilities	1,135			718

Total Liabilities	180,188			153,264
Stockholders’ Equity	23,740			22,124

Total Liabilities and Stockholders’ Equity	$203,928			$175,388

Net Interest Income		$5,951			$4,407

Net Interest Spread			3.75%			3.30%
Net Interest Margin			4.25%			3.66%

(1) Includes FHLB stock and interest-bearing deposits

Back to Index

Comparative Average
Balance Sheets
Three Months Ended September 30,

	2005			2004

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets	(Dollars in Thousands)
Cash and due from banks	$1,487	14	3.68%	$535	$2	1.25%
Loans	148,810	2,471	6.59%	121,965	1,685	5.50%
Loans held for sale	12,873	192	5.93%	13,681	187	5.43%
Investment securities (1)	35,143	356	4.02%	28,745	255	3.53%
Fed funds sold	8,673	72	3.29%	4,910	18	1.45%

Total interest earning assets	206,986	$3,105	5.95%	169,836	$2,147	5.03%

Non-interest earning assets	19,273			16,685
Allowance for loan losses	(1,747)			(1,540)

Total Assets	$224,512			$184,981

Liabilities and Equity

Interest bearing demand deposits	$108,048	$580	2.13%	$90,052	$254	1.12%
Savings	7,862	24	1.19%	5,896	8	0.55%
Money Market	15,403	67	1.72%	7,549	16	0.85%
Certificates of deposits	23,391	206	3.49%	23,795	202	3.37%
Federal funds purchased	—	—	0.00%	85	—	1.64%
FHLB advances/ other borrowings	2,102	20	3.85%	2,441	18	2.78%

Total interest bearing liabilities	156,806	$897	2.27%	129,818	$498	1.53%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	41,587			32,041
Other liabilities	1,780			745

Total Liabilities	200,173			162,604
Stockholders’ Equity	24,339			22,377

Total Liabilities and Stockholders’ Equity	$224,512			$184,981

Net Interest Income		$2,208			$1,649

Net Interest Spread			3.68%			3.50%
Net Interest Margin			4.23%			3.86%

(1) Includes FHLB stock and interest-bearing deposits

     Net-Interest Income. The net interest income for the third quarter of 2005 increased $559 thousand over the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment and the Company’s ability to shift its sources of funds to lower costing interest bearing liabilities thereby moderating the increase in its cost of funds. The net interest spread increased by 18 basis points to 3.68% and the net yield on interest-earning assets increased 92 basis points to 5.95%. The yield on interest bearing liabilities increased by 74 basis points to 2.27% in the third quarter of 2005 compared to the same period last year.

     Net interest income for the nine months ended September 30, 2005 increased $1.5 million, or 35.0%, over the same period last year. The net interest spread increased 45 basis points and the net yield on interest earning assets increased by 91 basis points between the first nine-month periods of 2004 and 2005. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment.

     Provision for Loan Losses. For the three months ended September 30, 2005 the provision for loan losses was $192 thousand compared to $50 thousand for the quarter ended September 30, 2004. The provision for loan losses was $249 thousand for the nine months ended September 30, 2005 as compared to $150 thousand for the nine months ended September 30, 2004. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing portfolio and the size of the allowance necessary to absorb the risks, as well as the increase in the average balance of the portfolio over both periods. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

Back to Index

      Non-Interest Income. Non-interest income increased by 15.5% or $114 thousand in the third quarter of 2005 to $849 thousand from $735 thousand in the third quarter of 2004. The increase in non-interest income is primarily attributable to an increase in gains on the sale of mortgage loans. Gains on sale of mortgage loans increased $99 thousand, or 17.1% to $677 thousand in the third quarter of 2005 compared to $578 thousand in the third quarter of 2004. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale increased $31.4 million to $102.4 million in the third quarter of 2005 from $71.0 million in the third quarter of 2004. Other components of non-interest income include fees on deposit accounts which decreased $9 thousand or 11.8% to $67 thousand in the third quarter of 2005 from $76 thousand in the third quarter of 2004. Other income increased by $26 thousand, or 32.1% to $107 thousand in the third quarter of 2005 from $81 thousand in the third quarter of 2004.

     For the nine months ended September 30, 2005, non-interest income decreased $48 thousand, or 2.2% to $2.1 million from $2.2 million for the same period in 2004. The decrease in non-interest income for the first nine months of 2005 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $87 thousand, or 5.1% to $1.6 million in the first nine months of 2005 compared to $1.7 million in the first nine months of 2004. Other components of non-interest income include fees on deposit accounts, which decreased $11 thousand or 5.1% to $203 thousand in the first nine months of 2005 from $214 thousand in the same period of 2004. Other income increased by $52 thousand, or 20.4% to $307 thousand in the first nine months of 2005 from $255 thousand in the first nine months of 2004.

      Non-Interest Expense. For the quarter ended September 30, 2005, non-interest expense increased $255 thousand from the same period last year. The increase in non-interest expense in the third quarter of 2005 was attributable to a increase of $135 thousand in salaries and benefits, $63 thousand in other operating expense, $23 thousand in occupancy expense, $21 thousand in data processing expense, $8 thousand in stationery and supplies expense and $5 thousand in advertising and business promotions, compared to the comparable period of 2004.

     For the nine months ended September 30, 2005, non-interest expense increased $823 thousand from the same period last year. The increase in non-interest expense in the first nine months of 2005 was attributable to an increase of $334 thousand in salaries and benefits, $178 thousand in other operating expense, $152 thousand in occupancy expense, $66 thousand in data processing, $58 thousand in advertising and business promotions and $35 thousand in stationery and supplies from the comparable period

     The increases in both periods reflect the Company’s continued growth, as the Summit, New Jersey office opened in September of 2004.

      Income Taxes. Income tax expense increased $229 thousand to $273 thousand for the three months ended September 30, 2005 as compared to $44 thousand for the same period in 2004. The increase is a result of the Company having exhausted all of the NOL carryover credits from prior years.

     For the nine months ended September 30, 2005 income tax expense increased $456 thousand to $527 thousand as compared to $71 thousand for the same period in 2004. The increase is a result of the Company having exhausted all of the NOL carryover credits from prior years.

Back to Index

FINANCIAL CONDITION

September 30, 2005 as compared to December 31, 2004

     Total assets increased $51.5 million at September 30, 2005, to $233.4 million from total assets of $181.9 million at December 31, 2004. Increases in total assets include increases of $24.7 million in net loans, $1.3 million in loans held for sale, $11.9 million in investment securities available for sale, $1.7 million in investment securities held to maturity and $11.2 million in cash and cash equivalents. Total deposits increased $51.8 million from $154.9 million at year-end 2004 to $206.7 million at September 30, 2005. Federal Home Loan Bank advances decreased by $2.2 million to $1.0 million for the first nine months of 2005 from $3.2 million at December 31, 2004.

      Total loans at September 30, 2005 increased $24.7 million to $155.8 million from $131.0 million at year-end 2004. The increase in and composition of the loan portfolio, by category, as of September 30, 2005 from December 31, 2004 is as follows: Commercial real estate loans increased $9.7 million, or 14.6% to $76.2 million, commercial loans increased by $13.0 million or 39.3% to $45.9 million, home equity loans increased by $2.2 million, or 7.9% to $30.7 million and residential mortgage loans increased by $512 thousand, or 13.7%, to $4.3 million. Installment loans decreased by $466 thousand, or 40.3%, to $691 thousand.

      The following schedule presents the components of loans, net of unearned income, for each period presented:

	September 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)

Commercial and Industrial	$76,249	48.3%	$66,552	50.1%
Real Estate-Non Residential Properties	45,919	29.1%	32,953	24.8%
Residential Properties (1-4 Family)	4,257	2.7%	3,745	2.8%
Consumer and installment	691	0.4%	1,157	0.9%
Home equity	30,711	19.5%	28,464	21.4%

Gross loans	157,827	100.0%	132,871	100.0%

Less: Net deferred fees	172		198

Total loans	157,655		132,673
Less: Allowance for loan losses	1,886		1,634

Net Loans	$155,769		$131,039

     Federal funds sold increased $6.0 million to $6.0 million at September 30, 2005 from $0 at December 31, 2004. During 2005 deposits grew faster than loan demand and these funds were used to fund the investment portfolio during the first nine months of 2005.

     Securities available for sale increased $11.9 million, or 68.1%, from $17.5 million at year-end 2004 to $29.4 million at September 30, 2005. Securities held to maturity increased $1.8 million, or 29.7%, from $5.8 million at December 31, 2004 to $7.6 million at September 30, 2005. The Company purchased $17.3 million in new securities in the first nine months of 2005 and $3.0 million in securities matured, were called or were prepaid. There was $105 thousand in recorded unrealized losses in the available for sale portfolio and $55 thousand in net amortization expenses during the first nine months of 2005.

     Total year to date average deposits increased $23.9 million, or 15.6%, to $177.3 million during the first nine months of 2005 from the twelve-month average of $153.4 million for the year ended December 31, 2004. Average NOW deposits increased by $11.3 million, average savings deposits increased by $2.3 million, and average demand deposits increased by $7.9 million. Average Money market deposits increased $5.3 million and average time deposits decreased $2.3 million. After aggressively pricing time deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average rate of time deposits during 2004 reflects the reduction of interest expense on time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

Federal Home Loan Bank advances decreased $2.2 million to $1.0 million on September 30, 2005 from $3.2 million at December 31, 2004.

ASSET QUALITY

     At September 30, 2005 and December 31, 2004, the company had no non-performing loans. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

     The following table provides information regarding risk elements in the loan portfolio:

	September 30, 2005	December 31, 2004

	(Dollars in Thousands)
Non-performing loans	$—	$—
Non-performing loans to total loans	0.00%	0.00%
Non-performing assets to total assets	0.00%	0.00%
Allowance for loan losses
as a % of non-performing loans	NM	NM
Allowance for loan losses to total loans	1.20%	1.23%

Back to Index

Non-Performing Assets

     Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank did not have any non-performing loans at September 30, 2005 and December 31, 2004.

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

     At September 30, 2005, the allowance for loan losses increased $252 thousand to $1.9 million from $1.6 million at December 31, 2004. There were $13 thousand in charge offs and $17 thousand in recoveries reported in the first nine months of 2005. The allowance for loan losses as a percentage of total loans was 1.20% at September 30, 2005 compared to 1.23% at December 31, 2004.

LIQUIDITY MANAGEMENT

     At September 30, 2005, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At September 30, 2005, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $45.7 million, which represents 19.6% of total assets and 22.0% of total deposits and borrowings.

     It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $58.3 million (subject to available qualified collateral, with current borrowings of $1.0 outstanding from the FHLB at September 30, 2005). At September 30, 2005 outstanding commitments to extend credit were $114.4 million and available line of credit balances totaled $16.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders’ equity increased to $24.5 million at September 30, 2005. Activity in stockholders’ equity consisted of a decrease in accumulated deficit of $1.1 million which represents the net income earned during the first nine months of 2005 partially offset by an increase in accumulated comprehensive loss resulting from a net change in unrealized losses on securities available for sale of $40 thousand. Common stock also increased by $381 thousand from the exercise of warrants and stock options of $442 thousand and an offsetting cash dividend payment of $61 thousand during the first nine months of 2005.

     At September 30, 2005 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2005, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$18,911	8.47%	$8,933	4%
Tier 1 – Risk Based	18,911	9.39%	8,058	4%
Total Risk – Based	20,797	10.32%	16,116	8%

The Company:
Leverage Capital	$23,366	10.46%	$8,933	4%
Tier 1 – Risk Based	23,366	11.60%	8,058	4%
Total Risk–Based	25,252	12.54%	16,116	8%

OFF BALANCE SHEET ARRANGEMENTS

     At September 30, 2005, the Company did not have any off-balance sheet arrangements, as that term is defined by Section 303 (c) of Securities and Exchange Commission Regulation S-B.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable – the Registrant did not repurchase any equity securities during the quarter ended September 30, 2005, and has no repurchase plans in effect.

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

SOMERSET HILLS BANCORP

Date: November 8, 2005	By:	/s/ Gerard Riker

GERARD RIKER Executive Vice President and Chief Financial Officer