Form 10KSB
period 2005-12-31
SOMERSET HILLS BANCORP
filed 2006-03-24
CIK 1189396

Back to Contents

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Registrant’s revenues for the most recent fiscal year were $14.5 million. The aggregate market value of voting and non-voting equity held by non-affiliates was $31.4 million.

As of March 10th, 2006 there were 3,329,504 shares of common stock, no par value per share outstanding.

Back to Contents

DOCUMENTS INCORPORATED BY REFERENCE

	10-KSB Item Incorporated	Document

Item 9.	Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Item 10.	Executive Compensation	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Item 12.	Certain Relationships and Related Transactions	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Transitional Small Business Disclosure Format (Check One):		Yes No

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

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 155 Morristown Road, Bernardsville, New Jersey, and its additional three branch offices located in Mendham, Morristown and Summit, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. (“Sullivan”). Sullivan operates out of its main office in West Orange, New Jersey. The Company considers Sullivan to be a separate business segment.

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

The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank’s signature deposit account is the Paramount Checking Account, an interest paying account offering features such as free checks, telephone banking and bill payment, free safe deposit box and a refund of foreign ATM fees. Another deposit service the bank offers is the Escrow Ease product. Escrow Ease is specifically designed to meet the trust account needs of attorneys, realtors and title companies. The Escrow Ease Account offers the convenience of segregation of client funds, by sub account, within a single master trust account with detailed sub account reporting including the preparation of year-end tax documents. Sub accounts may be either interest or non-interest bearing and, for attorneys, can also be designated as IOLTA accounts. The Bank concentrates on customer relationships in building our customer deposit base and competes aggressively in the area of transaction accounts.

In addition, the Bank has established a private banking and wealth management subsidiary pursuant to which it offers insurance services, securities brokerage and investment advisory services through a non-proprietary basis under the terms of an agreement with Mass Mutual, its affiliated securities brokerage and its locally affiliated agents.

Service Area

The service area of the Bank primarily consists of Somerset, Morris and Union Counties, New Jersey, although we make loans throughout New Jersey. The Bank operates through its main office in Bernardsville, New Jersey, and its additional branch offices located in Mendham, Morristown and Summit, New Jersey.

Back to Contents

Our mortgage company subsidiary originates loans primarily throughout New Jersey, and to a lesser degree, New York, Pennsylvania and Florida. The mortgage company operates out of its main office in West Orange, New Jersey, and a loan origination office located at the Bank’s main office in Bernardsville, New Jersey.

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

Employees

At December 31, 2005 and 2004, we employed 76 and 74 full-time employees and 6 and 7 part-time employees, respectively. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

Back to Contents

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

Back to Contents

as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. See “Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Ratios”.

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

Insurance of Deposits

The Bank’s deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits. For the year ended December 31, 2005, we paid deposit insurance premiums of $24,001. This premium assessment may substantially increase in 2006, however, in the event the Bank Insurance Fund fails to maintain a statutorily mandated minimum reserve ratio of 1.25%.

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

Dividends

As long as the operations of the Bank remain our primary source of income, our ability to pay dividends will be effected by any legal or regulatory limitations on the Bank’s ability to pay dividends to us. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums. During 2005, we commenced paying quarterly cash dividends of $0.02 per share. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

ITEM 2. Description of Property

The Bank owns its main office in Bernardsville and a proposed branch office in Long Valley, New Jersey, and leases its Madison, Mendham, Morristown and Summit, New Jersey branch offices. In addition, the Bank leases the office of Sullivan Financial Services, Inc. listed below. The following table sets forth certain information regarding the properties of the Bank:

Owned Properties

Location	Square Feet

Bernardsville	14,000
Long Valley	1,200

Leased Properties

Location	Square Feet	Monthly Rental	Expiration of Term

Madison	NA(1)	$10,000	2016
Mendham	2,500	$8,695	2010
Morristown	2,379	$4,361	2008
Summit	4,016	$9,167	2009
West Orange(2)	5,756	$9,833	2010

(1)
Represents a ground lease of the Madison property. The Company will build and own the building. The rent shown is the fully phased in rent, once the Company takes occupancy of the building. Prior to occupancy, the rent will be $5,000 per month.

(2)	Main office of Sullivan.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of registrant’s shareholders during the fourth quarter of fiscal 2005.

Back to Contents

PART II

ITEM 5. Market for the Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on Nasdaq SmallCap Market under the symbol “SOMH.” The Company’s warrants are currently traded on Nasdaq SmallCap Market under the stock symbol “SOMHW”.

The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap Market from January 1, 2004 through December 31, 2005. High and low bid prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid Price (1)

	High	Low	Dividends Declared

	2005

First Quarter	$12.11	$10.72	$0.00
Second Quarter	12.05	10.42	0.02
Third Quarter	11.60	10.72	0.02
Fourth Quarter	12.62	11.02	0.02

	2004

First Quarter	$11.78	$10.73	$0.00
Second Quarter	12.25	11.20	0.00
Third Quarter	11.61	10.54	0.00
Fourth Quarter	12.54	11.53	0.00

(1)	The prices quoted above have been adjusted to reflect the 5% stock dividend declared in April 2004 and paid in June 2004 and stock dividend declared in April 2005 and paid in June 2005.

As of December 31, 2005, there were 195 record holders of our common stock.

During 2005, we commenced paying quarterly cash dividends of $0.02 per share. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

We did not repurchase any of our equity securities during the fourth quarter of 2005, and have no publicly announced repurchase programs in effect.

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

	Years Ended December 31,

	2005	2004	2003	2002	2001

Selected Operating Data:
Total interest income	$11,605	$8,202	$7,883	$6,759	$6,500
Total interest expense	3,194	2,019	2,583	2,773	3,691

Net interest income	8,411	6,183	5,300	3,986	2,809
Provision for loan losses	392	225	336	448	583

Net interest income after provision for loan loss	8,019	5,958	4,964	3,538	2,226
Other income	2,939	2,845	4,570	3,268	2,754
Other expenses	8,414	7,331	8,217	6,519	5,473

Income (loss) before income taxes	2,544	1,472	1,317	287	(493)
Income tax expense	429	113	144	108	67

Net income (loss)	$2,115	$1,359	$1,173	$179	$(560)

(1)Net income (loss) — Basic	$0.65	$0.42	$0.37	$0.09	$(.32)
(1)Net income (loss) — Diluted	$0.56	$0.37	$0.36	$0.09	$(.32)

(1)	All per share data has been restated to reflect the 5% stock dividends declared in 2002, 2003, 2004 and 2005.

	At December 31,

	2005	2004	2003	2002	2001

Selected Financial Data:
Total Assets	$245,926	$181,876	$169,679	$149,788	$118,745
Net Loans	165,118	131,039	107,374	93,269	67,586
Total Deposits	208,244	154,875	145,651	125,444	102,953
Stockholders’ Equity	25,305	23,048	21,721	20,664	12,328

	2005	2004	2003	2002	2001

Selected Financial Ratios:
Return on Average Assets (ROA)	1.00%	0.76%	0.70%	0.15%	(0.55)%
Return on Average Equity (ROE)	8.82%	6.09%	5.53%	1.33%	(4.43)%
Equity to Total Assets at Year-End	10.29%	12.67%	12.80%	13.80%	10.38%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2005 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

Back to Contents

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

OVERVIEW AND STRATEGY

The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, an interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the Paramount Checking Account is higher than the rate offered on most interest paying checking accounts by the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions. Another component to the Bank’s core account acquisition strategy is the generation of deposit accounts which result from new commercial loan customers who move their deposit relationship to the bank and the continued expansion of the Bank’s Escrow Ease product. Escrow Ease is specially designed to meet the trust account needs of attorney’s, realtors and title companies. At December 31, 2005, the core accounts represented 90.0% of total deposit accounts.

Through its Sullivan Financial Services subsidiary (“Sullivan”), the Bank also engages in mortgage banking operations, originating loans for resale into the secondary market. Since the Bank acquired Sullivan in 2000, it has contributed significantly to the Company’s results of operations.

For the year ended December 31, 2005, the Company recognized net income of $2.1 million, or $0.56 per diluted share, compared to net income of $1.4 million, or $0.37 per diluted share for 2004. The Company’s performance in 2005 reflects a substantial increase in interest income from the loan portfolio due to an increase in loan volume, and an increase on the gains on sales of mortgage loans partially offset by increased interest expense, reflecting an increase in deposits. Our 2005 results were also affected by the recognition of $449,000 in income in the fourth quarter due to the reversal of a valuation allowance for deferred tax assets.

During 2005 our deposits increased significantly. Management used the resultant cash to fund the loan portfolio and mortgages held for sale until mortgage originations slowed due to increases in market interest rates and competition. Management also began to redirect this excess cash to the investment portfolio in the second quarter of 2005.

It is management’s intention to seek additional branching opportunities in and around our existing market area. Management hopes that it can identify at least two opportunities per year. Efforts will also be made to identify acquisition opportunities in and adjacent to our market area.

Results of Operations — 2005 versus 2004

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

Back to Contents

Net Income

For the year ended December 31, 2005, the Company had net income of $2.1 million or $0.65 per basic share compared to net income of $1.4 million or $0.42 per basic share for the year ended December 31, 2004. All per share data has been restated to reflect the stock dividends paid in 2004 and 2005. The increase in net income for 2005 compared to 2004 is a result of a 36.0% increase in net interest income to $8.4 million from $6.2 million in the prior year, partially offset by a 14.8%, or $1.1 million, increase in non-interest expense to $8.4 million from $7.3 million for 2004. In addition, our 2005 results were also effected by the recognition of $449,000 in income in the fourth quarter due to the reversal of a valuation allowance for deferred tax assets.

Net Interest Income

The increase in net interest income is primarily the result of a 41.5% increase in total interest income from $8.2 million in 2004 to $11.6 million in 2005. This increase in interest income was partially offset by an increase of 58.2% or $1.2 million in total interest expense to $3.2 million in 2005 from $2.0 million in 2004. Total interest income benefited from strong growth in average interest earning assets and was augmented by the higher yields resulting from the rise in short-term market rates during the year.

Total average interest earning assets increased $31.5 million or 19.3% from an average of $163.5 million in 2004 to an average of $195.0 million in 2005. We experienced strong loan growth during 2005 with average loan balances, not including loans held for sale, increasing by $26.7 million. The increase in average volume for investment securities was $2.8 million. The increase in total interest income reflects an increase of $1.9 million due to growth in average interest earning assets augmented by an increase of $1.5 million due to an increase in yield on interest earning assets.

Average total interest-bearing liabilities increased by $22.7 million in 2005, consisting of an increase of $15.7 million in average interest bearing deposits and $7.2 million in average money market deposits. The increase in interest expense of $1.2 million resulted from increases of $792 thousand due to rate factors augmented by an increase of $383 thousand due to an increase in interest-bearing liabilities.

The net interest margin for the year ended December 31, 2005 was 4.31% compared to 3.78% for 2004. The increase in net interest margin was due primarily to a greater increase in yield on interest-earning assets than the increase in the rate paid on our interest-bearing liabilities. In addition, the growth of our interest earning assets contributed to the increase in our interest income. The average yield on earning assets for 2005 was 5.95%, or 93 basis points higher than the 5.02% for 2004. The 2005 average cost of interest-bearing liabilities was 2.16%, or 55 basis points higher than the 1.61% for 2004. The net interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 38 basis points from 3.41% in 2004 to 3.79% in 2005.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2005, 2004, and 2003, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

Back to Contents

	For the years ended December 31,

	2005			2004			2003

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(dollars in thousands)
ASSETS :
Interest-Earning Assets:
Cash and due from banks	$1,092	$33	3.01%	$782	$9	1.18%	$1,276	$12	0.97%
Loans receivable	145,030	9,469	6.53	118,360	6,561	5.54	100,670	5,660	5.62
Investment securities	31,159	1,239	3.98	28,374	998	3.52	12,946	377	2.91
Loans held for sale	11,468	683	5.96	10,320	567	5.50	31,869	1,747	5.48
Federal funds sold	6,250	181	2.90	5,639	67	1.20	8,929	87	0.97

Total interest earning assets	194,999	11,605	5.95%	163,475	8,202	5.02%	155,690	7,883	5.06%
Non-interest earning assets	18,745			16,206			12,401
Allowance for loan losses	(1,742)			(1,489)			(1,345)

Total assets	$212,002			$178,192			$166,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities :
Interest bearing demand deposits	$100,048	$1,957	1.96%	$84,380	$958	1.13%	$66,450	$856	1.29%
Savings accounts	6,866	74	1.08	4,963	27	0.55	4,059	25	0.63
Money Market accounts	15,561	263	1.69	8,356	68	0.82	8,079	73	0.90
Certificates of deposit	23,182	795	3.43	26,092	909	3.48	43,352	1,508	3.48
FHLB advances	2,445	101	4.12	1,576	55	3.49	2,873	91	3.15
Federal funds purchased	84	4	4.53	144	2	1.43	2,004	30	1.50

Total interest bearing liabilities	148,186	3,194	2.16%	125,511	2,019	1.61%	126,817	2,583	2.04%
Non-interest bearing deposits	38,610			29,630			17,668
Other liabilities	1,225			736			1,064

Total liabilities	188,021			155,877			145,549
Stockholders’ Equity	23,981			22,315			21,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,002			$178,192			$166,746

Net Interest Income		$8,411			$6,183			$5,300

Net Interest Rate Spread (1)			3.79%			3.41%			3.02%
Net Interest Margin (2)			4.31%			3.78%			3.40%
Ratio of Average Interest-Earning Assets to Average Interest-Bearing Liabilities	131.59%			130.25%			122.77%

(1)	Net Interest Rate Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.
(2)	Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

Back to Contents

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2005 and 2004.

	Year Ended December 31, 2005 versus 2004			Year Ended December 31, 2004 versus 2003

	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average

	Volume	Rate	Net	Volume	Rate	Net

	(in thousands)
Interest Income :
Cash and due from banks	$9	$15	$24	$(6)	$3	$(3)
Loans	1,742	1,166	2,908	980	(80)	900
Securities	111	130	241	544	77	621
Loans held for sale	68	48	116	(1,185)	6	(1,179)
Federal funds sold	18	96	114	(40)	20	(20)

Total interest income	$1,948	$1,455	$3,403	$293	$26	$319

Interest Expense :
Federal funds purchased	$(3)	$5	$2	$(27)	$(1)	$(28)
Interest bearing deposits	307	692	999	203	(101)	102
Savings accounts	21	26	47	6	(4)	2
Money Market accounts	122	73	195	2	(7)	(5)
Certificates of deposit	(100)	(14)	(114)	(601)	2	(599)
FHLB advances	36	10	46	(46)	10	(36)

Total interest expense	383	792	1,175	(463)	(101)	(564)

Net interest income	$1,565	$663	$2,228	$756	$127	$883

Provision for Loan Losses

For the year ended December 31, 2005, the Company’s provision for loan losses was $392 thousand, an increase of $167 thousand from the provision of $225 thousand for the year ended December 31, 2004. The increase was the result of an increase in loans outstanding for the year. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing portfolio and the size of the allowance necessary to provide for probable losses inherent in the portfolio. The provision reflects the current economic conditions, borrowers’ financial condition and loan growth as well as the strength of the Bank’s loan portfolio. The allowance for loan losses was approximately $2.0 million at December 31, 2005, representing 1.21% of total outstanding loans. The allowance for loan losses at December 31, 2004 was approximately $1.6 million or 1.23% of total outstanding loans at that date.

Non-Interest Income

Our non-interest income consists primarily of gains on sales of mortgage loans originated by our mortgage company subsidiary. For the year ended December 31, 2005, our non-interest income increased by $94 thousand from the prior year. For the year ended December 31, 2005, we recognized $2.9 million in total non-interest income, an increase of 3.3% over $2.8 million in total non-interest income for the comparable period in 2004.

Other components of non-interest income include fees on deposit accounts, which decreased $16 thousand or 5.5%, to $273 thousand from $289 thousand in 2004. In addition, in 2005 our other income increased by $53 thousand, or 14.6%, to $417 thousand for the year ended December 31, 2005. The increase primarily reflects income received from our investment in our Title Company, which increased $44 thousand or 220.0% to $64 thousand from $20 thousand in 2004. There was also a decrease of $11 thousand in gains on sales of securities, which was a $9 thousand gain in 2004 versus a $2 thousand loss in 2005.

Back to Contents

Non-Interest Expenses

For the year ended December 31, 2005, our non-interest expense increased $1.1 million or 14.8% to $8.4 million compared to $7.3 million for the year ended December 31, 2004. The increase primarily reflects increases in salaries and employee benefits of $485 thousand, or 13.1%, to $4.2 million in 2005 from $3.7 million in 2004. Occupancy expense increased $155 thousand, or 12.5%, to $1.4 million in 2005 from $1.2 million in 2004. Data processing increased $91 thousand, or 31.6%, to $379 thousand in 2005 from $288 thousand in 2004 and other operating expenses increased $270 thousand, or 19.5%, to $1.7 million in 2005 from $1.4 million in 2004. The increases in non-interest expense, primarily reflects the related costs associated with the new branch in Summit and the Bank’s 3 proposed new branches in Madison, Sterling and Long Valley.

Income Tax Expense

The income tax provision for the years ended December 31, 2005 and 2004 was $429 thousand and $113 thousand, respectively. The effective tax rate for the years ended December 31, 2005 and 2004 was 16.9% and 7.6%, respectively. The income tax provision for 2005 includes the reversal of the remaining valuation allowance of $495 thousand as it is more likely than not that the gross deferred tax asset will be realized. The income tax provision for 2004 consists of state taxes only as the federal provision was offset by the utilization of the federal operating loss carryforward.

FINANCIAL CONDITION

Total assets at December 31, 2005 increased by $64.0 million or 35.2%, to $245.9 million compared to $181.9 million at December 31, 2004. Total loans, net were $165.1 million, loans held for sale were $15.4 million, total investment securities available for sale were $31.9 million, total investment securities held to maturity were $9.4 million and total cash and cash equivalents were $10.3 million. We also had goodwill of $1.2 million associated with our purchase of Sullivan. Total deposits at December 31, 2005 increased by $53.4 million, or 34.5% to $208.2 million compared to $154.9 million at December 31, 2004. Stockholders’ equity increased $2.3 million or 9.8%, to $25.3 million in 2005 compared to $23.0 million at December 31, 2004.

Loan Portfolio

Gross loans, not including loans held for sale, grew by $34.4 million, or 25.9%, during 2005 from $132.9 million as of December 31, 2004 to $167.3 million at year-end 2005. The composition of the loan portfolio, by category, as of December 31, 2005 is as follows: 78.4% of our loans are commercial and commercial real estate loans, 3.7% of our loans are secured by first liens on residential real estate and 17.9% of our loans are consumer or other loans to individuals, including home equity loans. Commercial and industrial loans are primarily secured by collateral, such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Real estate loans consist primarily of loans secured by first mortgage liens on commercial property and may be used to finance the purchase, refinance or construction of such properties. Commercial and commercial real estate loans increased by $31.6 million or 31.8% to $131.1 million at December 31, 2005 from $99.5 million at December 31, 2004. Combined, these two categories of loans represented 78.4% of our total loan portfolio at December 31, 2005, compared to 74.9% of our total loan portfolio at year end 2004. Consumer loans primarily consist of home equity loans. The growth in our consumer loans of $354 thousand or 1.2% is primarily due to an increase in home equity loans of 2.7% or $860 thousand to $29.3 million in 2005 from $28.5 million in 2004. Our consumer installment loans declined by $506 thousand to $651 thousand in 2005 from $1.2 million in 2004.

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

Back to Contents

The following table sets forth the classification of our loans by major category as of December 31, 2005, 2004 and 2003, respectively:

	December 31,

	2005		2004		2003

		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(dollars in thousands)

Commercial and industrial	$78,299	46.8%	$66,552	50.1%	$52,797	48.5%
Real Estate :
Commercial real estate properties	52,802	31.6	32,953	24.8	25,828	23.7
Residential properties	6,225	3.7	3,745	2.8	3,192	2.9
Consumer and installment	651	0.4	1,157	0.9	2,674	2.5
Home equity	29,324	17.5	28,464	21.4	24,437	22.4

Gross Loans	167,301	100.0%	132,871	100.0%	108,928	100.0%

Less: Net deferred fees	154		198		137

Total loans	167,147		132,673		108,791
Less: Allowance for loan losses	2,029		1,634		1,417

Net loans	$165,118		$131,039		$107,374

The following table sets forth fixed and adjustable rate loans in the loan portfolio as of December 31, 2005 in terms of contractual maturity (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total

Loans with Fixed Rate	$7,054	18,917	9,634	$35,605
Loans with Adjustable Rate	$42,506	12,493	76,697	$131,696

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

Back to Contents

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	December 31,

	2005	2004	2003	2002	2001

	(in thousands)

Non-performing loans	$—	$—	$—	$137	$7
Other real estate owned	—	—	—	—	—

Total non-performing assets	$—	$—	$—	$137	$7

Non-performing assets to total loans	0.00%	0.00%	0.00%	0.14%	0.01%

Non-performing loans to total assets	0.00%	0.00%	0.00%	0.09%	0.01%
Allowance for loan losses as a percentage of non-performing loans	NM	NM	NM	917%	NM

NM = Not Meaningful

As of December 31, 2005 and 2004 the Company did not have any non-accrual loans or other non-performing assets.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 2005 and 2004, there were no concentrations of loans exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern New Jersey.

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

Back to Contents

The Company’s allowance for loan losses totaled $2.0 million and $1.6 million at December 31, 2005 and 2004, respectively. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	At December 31,

	2005	2004	2003	2002	2001

	(in thousands)

Balance, beginning of year	$1,634	$1,417	$1,256	$882	$408
Charge-offs
Commercial and industrial	—	—	(137)	—	(4)
Real Estate	—	—	—	—	—
Consumer	(13)	(27)	(73)	(79)	(108)

Total Charge-offs	(13)	(27)	(210)	(79)	(112)
Recoveries
Commercial and Industrial	—	4	—	—	—
Real Estate	—	—	—	—	—
Consumer	16	15	35	5	3

Total Recoveries	16	19	35	5	3
Provision charged to expense	392	225	336	448	583
Balance, end of year	$2,029	$1,634	$1,417	$1,256	$882

Ratio of net (recoveries) charge-offs to average loans outstanding	(0.00%)	0.01%	0.17%	0.09%	0.18%
Balance of allowance at end of year as a percentage of loans at end of year	1.21%	1.23%	1.30%	1.33%	1.29%

Back to Contents

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

Allocation of the Allowance for Loan Losses by Category

	For the Years Ended December 31,
	2005			2004			2003			2002			2001
	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans

	(dollars in thousands)
Balance applicable to:
Commercial and commercial real estate	$1,597	78.7%	78.4%	$1,195	73.1%	74.9%	$911	64.3%	72.2%	$915	72.9%	72.4%	$540	61.2%	61.6%

Residential real estate	31	1.5	3.7	19	1.2	2.8	16	1.1	2.9	37	2.9	3.0	51	5.8	5.8%

Consumer, installment and home equity Loans	258	12.7	17.9	306	18.7	22.3	336	23.7	24.9	304	24.2	24.6	291	33.0	32.6%

Sub-total	$1,886	92.9	100.0	$1,520	93.0	100.0	$1,263	89.1	100.0	$1,256	100.0	100.0	$882	100.0	100.0%

Unallocated Reserves	143	7.1	—	114	7.0	—	154	10.9	—	—	—	—	—	—	—

Total	$2,029	100.0%	100.0%	$1,634	100.0%	100.0%	$1,417	100.0%	100.0%	$1,256	100.0%	100.0%	$882	100.0%	100.0%

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

Securities are classified as “held-to-maturity” (HTM), “available for sale” (AFS), or “trading” at time of purchase. Securities classified as HTM are based upon management’s intent and the Company’s ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for resale in the near term are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. The Company has no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss) income, net of taxes, which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2005, our securities AFS totaled $31.9 million and our securities HTM totaled $9.4 million. Our investment securities portfolio increased by $18.0 million to $41.3 million at December 31, 2005 from $23.3 million at December 31, 2004. The increase reflects liquidity in excess of loan demand being invested in the securities portfolio.

Back to Contents

The following table sets forth the carrying value of the Company’s security portfolio as of the dates indicated.

	At December 31,
	2005		2004		2003

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(in thousands)
Available for sale
U.S. Government sponsored agency securities	$12,997	$12,820	$8,996	$8,939	$7,485	$7,488
Mortgage backed securities	13,747	13,588	3,423	3,440	3,035	3,070
Collateralized Mortgage Obligations	4,939	4,788	4,576	4,551	4,195	4,211

Total US Government and agency securities	31,683	31,196	16,995	16,930	14,715	14,769

Equity securities:
FHLBNY stock	673	673	524	524	655	655
Other equity securities	30	30	30	30	30	30

Total available for sale	$32,386	$31,899	$17,549	$17,484	$15,400	$15,454

Held to Maturity
U.S. Government sponsored agency securities	$1,000	$976	$2,000	$1,993	$5,497	$5,497
Obligations of US States and Political Subdivisions	6,753	6,802	2,730	2,747	620	624
Corporate debt securities	1,613	1,594	1,117	1,122	—	—

Total held to maturity	$9,366	$9,372	$5,847	$5,862	$6,117	$6,121

Total securities	$41,752	$41,271	$23,396	$23,346	$21,517	$21,575

The following table sets forth as of December 31, 2005 and December 31, 2004, the maturity distribution of the Company’s debt investment portfolio:

Maturity of Debt Investment Securities Securities available for sale

	December 31, 2005			December 31, 2004
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(in thousands)

Within 1 year	$3,012	$2,988	2.99%	$3,000	$2,974	2.07%

1 to 5 years	7,540	7,452	4.55%	5,087	5,059	3.18%

Over 5 years	21,131	20,756	4.90%	8,908	8,897	4.35%

	$31,683	$31,196		$16,995	$16,930

Maturity of Debt Investment Securities Securities Held to Maturity

	December 31, 2005			December 31, 2004
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(in thousands)

Within 1 year	$10	$10	2.00%	$10	$10	2.00%

1 to 5 years	571	572	5.23%	—	—

Over 5 years	8,785	8,790	5.85%	5,837	5,852	4.71%

	$9,366	$9,372		$5,847	$5,862

Back to Contents

Deposits

Deposits are the Company’s primary source of funds. The Company experienced growth in average deposit balances during 2005, as average deposits increased by $30.8 million, or 20.1% to $184.3 million for the twelve months ended December 31, 2005 compared to $153.4 million for the prior year. This growth continues to be accomplished as a result of continued market penetration combined with continued customer referrals during 2005. In addition, our fourth branch opened in Summit in October 2004. By year-end 2005, our Summit branch had approximately $17.2 million in deposits. Average non-interest bearing deposits increased by $9.0 million, or 30.3%, to $38.6 million for 2005 from $29.6 million for 2004. Average interest bearing demand deposits, which includes our Paramount and Escrow Ease Checking accounts, increased by $15.7 million, or 18.6%, to $100.0 million for 2005 from $84.3 million for 2004. Average time deposits experienced a decrease of $2.9 million, from $26.1 million for 2004 to $23.2 million for 2005, as we continued to emphasize relationship banking and sought to reduce our interest expense. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	December 31,
	2005		2004		2003

	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate

	(Dollars in Thousands)
Non-interest Bearing Demand	$38,610	—	$29,630	—	$17,668	–
Interest Bearing Demand	100,048	1.96%	84,380	1.13%	66,450	1.29%
Savings and Money Market	22,427	1.50%	13,319	0.72%	12,138	0.81%
Time Deposits	23,182	3.43%	26,092	3.48%	43,352	3.48%

	$184,267	1.68%	$153,421	1.28%	$139,608	1.77%

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2005 (in thousands).

Three months or less	$513
Over three months through six months	862
Over six months through twelve months	1,334
Over twelve months	3,988

Total	$6,697

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

The Company’s total deposits equaled $208.2 million at December 31, 2005 as compared to $154.9 million at December 31, 2004. The increase in funds provided by deposit inflows during this period has been sufficient to provide for the Company’s loan demand.

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

As of December 31, 2005, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) were approximately $42.2 million, which represented 17.2% of total assets and 19.3% of total deposits and borrowings. Supplementing this liquidity, we have available lines of credit from correspondent banks of approximately $16.5 million and an additional line of credit with the Federal Home Loan Bank of approximately $61.5 million (subject to available collateral, with borrowings of $10.6 million outstanding at December 31, 2005). At year-end, outstanding commitments to extend credit and unused lines of credit were $87.7 million. Management believes that our combined aggregate liquidity position is sufficient to meet our near term funding needs.

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

The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2005. Further discussion of these commitments is included in Note 12 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

	(in thousands)
Standby letters of credit	$1,487	$40	$—	$—	$1,527

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Contractual Obligations

The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2005. Further discussion of these commitments is included in Notes 6 and 11 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Federal Home Loan Bank Advances	$10,600	$9,600	$—	$—	$1,000
Operating Lease Obligations	$2,236	$447	$873	$621	$295

Long-term debt obligations includes fixed termed borrowings from the Federal Home Loan Bank. The borrowings have defined terms and under certain circumstances are callable at the option of the lender.

Operating leases represent obligations entered into by the Company for the use of land, premises and equipment. The leases generally have escalation terms based upon certain defined indexes.

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

Back to Contents

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

As our current position is one of being asset sensitive, we would target the following strategies: (1) increase the level of fixed rate credits and make more fixed rate commercial and home equity loans; (2) reinvest maturing securities and cash flows from investments into longer term investment securities; (3) offer shorter term certificates of deposit; and (4) borrow floating rate shorter term funds from the Federal Home Loan Bank.

Back to Contents

At December 31, 2005, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

Interest Rate Sensitivity Gap
December 31, 2005
(in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL

Investment securities	$1,698	$4,733	$21,300	$13,534	$41,265
Loans held for sale	15,380	—	—	—	15,380
Loans	91,920	15,631	47,038	12,712	167,301
Interest bearing deposits at other banks	103	—	—	—	103

Total interest earning assets	109,101	20,364	68,338	26,246	224,049
Non-interest earning assets	—	—	—	—	21,877

Total assets	—	—	—	—	$245,926

Interest bearing transactions deposits	$68,545	—	$44,378	$28,923	$141,846
Certificates of deposit	2,060	8,055	10,616	—	20,731
FHLB advances	9,600	1,000	—	—	10,600

Total interest bearing liabilities	80,205	9,055	54,994	28,923	173,176
Non-interest bearing liabilities	—	—	—	—	47,444

Total liabilities	—	—	—	—	220,621

Stockholders’ equity	—	—	—	—	25,305

Total liabilities and stockholders’ equity	—	—	—	—	245,926

Interest sensitivity gap per period	$28,896	$11,309	$13,344	$(2,677)	$50,872
Cumulative interest sensitivity gap	$28,896	$40,205	$53,549	$50,872	$50,872

Cumulative gap as a percentage of total interest earning assets	12.9%	17.9%	23.9%	22.7%	22.7%

Cumulative interest earning assets as a percentage of cumulative interest bearing liabilities	136.0%	145.0%	137.1%	129.4%	129.4%

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

Back to Contents

ongoing regulatory examination process. The Bank is subject to substantially similar regulations by its federal regulators.

The following table summarizes the risk-based and leverage capital ratios for the Company at December 31, 2005, as well as the required minimum regulatory capital ratios:

	At December 31, 2005
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement

Somerset Hills Bank:
Total risk-based capital ratio	10.59%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.62%	4.00%	6.00%
Leverage ratio	8.51%	4.00%	5.00%

Somerset Hills Bancorp:
Total risk-based capital ratio	12.73%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.76%	4.00%	6.00%
Leverage ratio	10.40%	4.00%	5.00%

Borrowings

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. Outstanding advances at December 31, 2005 were as follows:

Maturity	Rate	Amount

January 3, 2006	4.30%	$9,600,000
July 19, 2011	4.60%	$1,000,000

		$10,600,000

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

Recent Accounting Pronouncements

On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R). The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of the next fiscal year, instead of the reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Commission’s new rule does not change the accounting required by Statement No. 123R; it changes only the dates for compliance with the standard. The Company has evaluated the impact of implementation of Statement No. 123R and does not believe that it will be material. In December 2005 the Company amended the stock option plans, accelerating the vesting period, making the options 100% vested.

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

Back to Contents

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

Not applicable

Back to Contents

PART III

ITEM 9. Directors and Executive Officers of the Registrant; Compliance With Section 16(a)

Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company’s 2006 Annual Meeting under the captions “ELECTION OF DIRECTORS” and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption “COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

ITEM 10. Executive Compensation

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2006 Annual Meeting under the captions “EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION” and “COMPENSATION OF DIRECTORS”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2006 Annual Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	591,066	$8.59	4,577
Equity compensation plans not approved by security holders	0	0	0

Total	591,066	$8.59	4,577

ITEM 12. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2006 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

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
(2) Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2003.

ITEM 14. Principal Accountant Fees and Services

Information concerning the fees and services of the Registrant’s principal accountant is included in the definitive proxy statement for the Company’s 2006 Annual Meeting under the caption “Principal Accountant Fees and Services” which is incorporated herein by reference. It is expected that such proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2006.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Somerset Hills Bancorp:

We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 3, 2006

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2005 and 2004
(Dollars in Thousands)

	2005	2004

ASSETS
Cash and due from banks	$10,321	$5,085

Total cash and cash equivalents	10,321	5,085
Loans held for sale	15,380	10,328
Investment securities held to maturity (Approximate market value of $9,372 in 2005 and $5,862 in 2004)	9,366	5,847
Investment securities available- for- sale	31,899	17,484

Loans receivable	167,301	132,871
Less allowance for loan losses	(2,029)	(1,634)
Deferred fees	(154)	(198)

Net loans receivable	165,118	131,039

Premises and equipment, net	4,679	4,231
Goodwill, net	1,191	1,191
Bank owned life insurance	5,533	5,341
Accrued interest receivable	1,135	652
Deferred tax asset	889	149
Other assets	415	529

Total assets	$245,926	$181,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$45,667	$37,061
Interest bearing deposits
Now money market and savings	141,846	94,066
Certificates of deposit, under $100,000	14,034	16,819
Certificates of deposit, $100,000 and over	6,697	6,929

Total deposits	208,244	154,875

Federal Home Loan Bank advances	10,600	3,200
Accrued interest payable	252	88
Taxes payable	760	34
Other liabilities	765	631

Total liabilities	220,621	158,828

Commitments and contingencies (notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	—	—
Common stock-authorized, 9,000,000 shares of no par value; issued and outstanding, 3,263,132 in 2005 and 3,201,920 in 2004	24,389	23,940
Retained earnings (accumulated deficit)	1,223	(827)
Accumulated other comprehensive loss	(307)	(65)

Total stockholders’ equity	25,305	23,048

Total liabilities and stockholders’ equity	$245,926	$181,876

See accompanying notes to consolidated financial statements.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
Consolidated Statements of Income
Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003

INTEREST INCOME
Loans, including fees	$10,152	$7,128	$7,407
Federal funds sold	181	67	87
Investment securities	1,239	998	377
Cash and due from banks	33	9	12

Total interest income	11,605	8,202	7,883

INTEREST EXPENSE
Deposits	3,089	1,962	2,462
Federal funds purchased	4	2	30
Borrowings	101	55	91

Total interest expense	3,194	2,019	2,583

Net interest income	8,411	6,183	5,300

PROVISION FOR LOAN LOSSES	392	225	336

Net interest income after provision for loan losses	8,019	5,958	4,964

NON-INTEREST INCOME
Service fees on deposit accounts	273	289	185
Gains on sales of mortgage loans and fees, net	2,251	2,183	4,148
Other income	417	364	231
(Loss) gains on sales of investment securities, net	(2)	9	6

Total non-interest income	2,939	2,845	4,570

NON-INTEREST EXPENSE
Salaries and employee benefits	4,192	3,707	4,593
Occupancy expense	1,397	1,242	1,131
Advertising and business promotion	540	504	479
Stationery and supplies	250	204	258
Data processing	379	288	277
Other operating expenses	1,656	1,386	1,479

Total non-interest expense	8,414	7,331	8,217

Income before income taxes	2,544	1,472	1,317

PROVISION FOR INCOME TAXES	429	113	144

NET INCOME	$2,115	$1,359	$1,173

Per share data
Net income basic	$0.65	$0.42	$0.37

Net income diluted	$0.56	$0.37	$0.37

Weighted average shares outstanding-basic	3,238,159	3,201,920	3,191,050
Weighted average shares outstanding-diluted	3,762,391	3,718,924	3,213,371

See accompanying notes to consolidated financial statements.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005, 2004 and 2003
(Dollars in Thousands)

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss), Net of tax	Comprehensive income	Total

Balance at December 31, 2002	$23,853	$(3,359)	$170		$20,664

Net income	—	1,173	—	$1,173	1,173
Other comprehensive income, net of reclassifications adjustments	—	—	(116)	(116)	(116)

Total comprehensive income				1,057

Balance at December 31, 2003	23,853	(2,186)	54		21,721
Exercise of common stock warrants and options	87	—	—	—	87
Net income	—	1,359	—	1,359	1,359
Other comprehensive loss, net of reclassifications adjustments	—	—	(119)	(119)	(119)

Total comprehensive income				$1,240

Balance at December 31, 2004	23,940	(827)	(65)		23,048
Net income	—	2,115	—	2,115	2,115
Other comprehensive loss, net of tax benefit of $180	—	—	(242)	(242)	(242)
Cash dividend paid	(61)	(65)	—	—	(126)
Exercise of common stock warrants and options	510	—	—	—	510

Total comprehensive income				1,873

Balance December 31, 2005	$24,389	$1,223	$(307)		$25,305

See accompanying notes to consolidated financial statements.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(Dollars in Thousands)

	2005	2004	2003

OPERATING ACTIVITIES
Net income	$2,115	$1,359	$1,173
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	573	613	787
Provision for loan losses	392	225	336
Loss (gains) on sales of investment securities, net	2	(9)	(6)
Mortgage loans originated for sale	(311,273)	(270,803)	(505,384)
Proceeds from mortgage loan sales	308,472	267,768	526,693
Gain on sale of mortgage loans and fees, net	(2,251)	(2,183)	(4,148)
(Increase) decrease in accrued interest receivable	(483)	(164)	57
Deferred taxes	(560)	(149)	—
Increase in bank owned life insurance	(192)	(219)	(122)
Decrease (increase) in other assets	114	(259)	(100)
Increase (decrease) in accrued interest payable	164	5	(1)
Increase (decrease) increase in other liabilities	860	(559)	127

Net cash (used in) provided by operating activities	(2,067)	(4,375)	19,412

INVESTING ACTIVITIES
Maturity and payments of investment securities held to maturity	998	3,497	—
Purchases of investment securities available-for-sale	(21,429)	(19,286)	(13,461)
Purchases of investment securities held to maturity	(5,053)	(3,262)	(6,117)
Maturity and payments of investment securities available-for-sale	6,568	15,090	15,440
Proceeds from sale of investment securities available-for-sale	—	2,005	1,000
Proceeds from sale of investment securities held to maturity	486	—	—
Net increase in loans receivable	(34,471)	(23,890)	(14,440)
Proceeds from sale of equipment	—	—	3
Purchases of premises and equipment	(949)	(972)	(228)
Purchase of bank owned life insurance	—	—	(5,000)

Net cash used in investing activities	(53,850)	(26,818)	(22,803)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock, options and warrants	510	87	—
Cash dividends paid	(126)	—	—
Federal Home Loan Bank advances	222,400	146,600	341,483
Repayments of Federal Home Loan Bank advances	(215,000)	(144,400)	(342,983)
Net increase in demand deposits and savings accounts	56,386	16,021	32,200
Net decrease in certificates of deposit	(3,017)	(6,797)	(11,993)

Net cash provided by financing activities	61,153	11,511	18,707
Net increase (decrease) in cash and cash equivalents	5,236	(19,682)	15,316
Cash and cash equivalents at beginning of period	5,085	24,767	9,451

Cash and cash equivalents at end of period	$10,321	$5,085	$24,767

Supplemental information:
Cash paid during the year for:
Interest	$3,031	$2,013	$2,584
Income taxes	342	178	137

See accompanying notes to consolidated financial statements.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies

a) Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP). The financial statements include the accounts of the Company and its wholly-owned subsidiary, Somerset Hills Bank (the “Bank”) and its wholly-owned subsidiary, Sullivan Financial Services, Inc. The financial statements include the operations of Sullivan Financial Services, Inc. from the date of acquisition. All material intercompany balances and transactions have been eliminated in the financial statements.

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

As of each of December 31, 2005 and 2004 the Company had unamortized goodwill in the amount of $1,191,000 as a result of the acquisition of Sullivan Financial Services Inc. for which the amortization ceased upon the adoption of Statement No. 142.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2005 and 2004 is $1,376,000 and $612,000 respectively, representing reserves required by banking regulations.

d) Investment Securities

Debt securities for which the Company does not have the positive intent to hold to maturity and all marketable equity securities are classified as available-for-sale. Debt and equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available-for-sale portfolio to market, could cause fluctuations in the level of equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies — (Continued)

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

Such securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level-yield method, over the term of the investments.

A decline in the estimated market value of any security below cost that is deemed other-than-temporary results in a reduction in the carrying amount to estimated market value. In determining whether an impairment is other-than-temporary, the Company considers, among other things, the duration of the impairment, changes in value subsequent to year end, forecasted performance of the issuer and the Company’s intent and ability to hold the security until a market price recovery.

e) Stock-Based Compensation

At December 31, 2005, the Company has three stock-based plans, which are described more fully in note 10. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2005 the Company amended the stock option plans to accelerate the vesting period, making the options 100% vested. This acceleration affects 71,106 shares granted under the plan. The primary purpose of accelerating vesting is to eliminate future compensation expense the Company would otherwise recognize in its future income statements with respect to the options under Statement of Financial Accounting Standards No. 123, “Share Based Payment (revised 2004)” (“SFAS 123(R)”). The Company estimates that the future pre-tax expense to be eliminated as a result of acceleration of vesting of outstanding options is approximately $180,000 over the next three years during which the options otherwise would have vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Years Ended December 31,
	2005	2004	2003

Net income, as reported	$2,115	$1,359	$1,173
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(299)	(81)	(39)

Pro forma net income	$1,816	$1,278	$1,134
Net income per share:
Basic-as reported	$0.65	$0.42	$0.37
Basic-pro forma	$0.56	$0.40	$0.35

Diluted-as reported	$0.56	$0.37	$0.36
Diluted-pro forma	$0.48	$0.34	$0.35

The per share weighted-average fair values of stock options granted during 2005, 2004 and 2003 were $4.45, $4.39 and $2.79, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: expected dividend yields

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies — (Continued)

of 0.00% for all years, risk-free interest rates of 4.29%, 3.49% and 3.29%, volatility rate of 25%, and expected lives of 7 years for each period.

f) Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable loan losses inherent in the portfolio.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due including interest according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows or as a practical expedient, at the loans observable market price, or the fair value of the underlying collateral. Loans are charged off when the probability of collecting the amounts due is unlikely. At December 31, 2005 and 2004, the Company had no impaired loans.

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

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies — (Continued)

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

i) Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

j) Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted income per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Income per share is computed based on the weighted average number of shares of common stock outstanding. All per share amounts have been restated for the effect of the 5% stock distribution made on June 2, 2004 and June 30, 2005.

k) Comprehensive Income

Comprehensive income includes net income and unrealized gains and losses on investment securities available for sale.

l) Recent Accounting Pronouncements

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

FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies — (Continued)

subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than- temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

Note 2 — Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows (in thousands):

Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

2005
U.S. Government sponsored Agency Securities	$1,000	$—	$(24)	$976
Obligations of US States and Political Subdivisions	6,753	64	(15)	6,802
Corporate debt securities	1,613	—	(19)	1,594

Total held to maturity	$9,366	$64	$(58)	$9,372

2004
U.S. Government sponsored Agency Securities	$2,000	$—	$(7)	$1,993
Obligations of US States and Political Subdivisions	2,730	19	(2)	2,747
Corporate Debt securities	1,117	5	—	1,122

Total held to maturity	$5,847	$24	$(9)	$5,862

Available for Sale

2005
U.S. Government sponsored Agency Securities	$12,997	$—	(177)	$12,820
Mortgage Backed Securities	13,747	7	(166)	13,588
Collaterized Mortgage Obligations	4,939	—	(151)	4,788
FHLBNY stock	673	—	—	673
Other equity securities	30	—	—	30

Total available-for-sale	$32,386	$7	$(494)	$31,899

2004
U.S. Government sponsored Agency Securities	$8,996	$—	$(57)	$8,939
Mortgage Backed Securities	3,423	25	(8)	3,440
Collaterized Mortgage Obligations	4,576	—	(25)	4,551
FHLBNY stock	524	—	—	524
Other equity securities	30	—	—	30

Total available-for-sale	$17,549	$25	$(90)	$17,484

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 2 — Investment Securities — (Continued)

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

Held to Maturity	Amortized Cost	Estimated Market Value

Due in one year or less	$10	$10
Due in one to five years	572	572
Due in five years to ten years	375	363
Due after ten years	8,409	8,427

	$9,366	$9,372

Available for Sale

Due in one year or less	$3,012	$2,988
Due in one year to five years	5,543	5,482
Due in five years to ten years	5,371	5,254
Due after ten years	17,757	17,472
Equity securities	703	703

	$32,386	$31,899

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 are as follows:

2005	Less than 12 months		12 Months or Longer		Total
Held to Maturity	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Government sponsored Agency Securities	$976	$24	$—	$—	$976	$24
Municipal securities	1,322	15	—	—	1,322	15
Corporate debt securities	1,059	7	526	12	1,585	19

Total	$3,357	$46	$526	$12	3,883	$58

2004	Less than 12 months		12 Months or Longer		Total
Held to Maturity	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Government sponsored Agency Securities	$1,993	$7	$—	$—	$1,993	$7
Municipal securities	777	2	—	—	777	2

Total	$2,770	$9	$—	$—	$2,770	$9

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 2 — Investment Securities — (Continued)

2005	Less than 12 months		12 Months or Longer		Total
Available for Sale	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Government sponsored Agency Securities	$6,878	$119	$4,942	$58	$11,820	$177
Mortgage Backed Securities	7,756	150	515	16	8,271	166
Collateralized Mortgage Obligations	1,780	22	3,008	129	4,788	151

Total	$16,414	$291	$8,465	$203	$24,879	$494

2004	Less than 12 months		12 Months or Longer		Total
Available for Sale	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Government sponsored Agency Securities	$8,939	$57	$—	$—	$8,939	$57
Mortgage Backed Securities	2,053	8	—	—	2,053	8
Collateralized Mortgage Obligations	4,176	25	—	—	4,176	25

Total	$15,168	$90	$—	$—	$15,168	$90

At December 31, 2005, there are $8.5 million in securities available for sale and $526 thousand in held to maturity with gross unrealized losses that have been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to interest rate fluctuations. The Company has the ability to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

For the years ended December 31, 2005, 2004 and 2003 the gross proceeds on sales of securities were approximately $486 thousand, $2.0 million and $1.0 million, respectively. For the years ended December 31, 2005, 2004 and 2003 the gross gain on sales of securities were approximately $0, $9,000 and $6,000, respectively. There was $2,000 in gross losses on sales of securities for the year ended December 31, 2005 and no gross losses on sales of securities for the years ended December 31, 2004 and 2003.

Securities with an amortized cost of $989 thousand and $992 thousand, respectively, were pledged to secure public funds on deposit at December 31, 2005 and 2004.

The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 3 — Loans

Loans are summarized as follows (in thousands):

	December 31,
	2005	2004

Commercial and commercial real estate	$131,101	$99,505
Residential real estate	6,225	3,745
Consumer, installment and home equity	29,975	29,621

	$167,301	$132,871
Less
Allowance for loan losses	(2,029)	(1,634)
Deferred fees	(154)	(198)

	$165,118	$131,039

There were no loans classified as non-performing (past due 90 days or more) as of December 31, 2005 and 2004, respectively.

In the ordinary course of business, the Company grants loans to stockholders, officers, directors, and their affiliates. All loan transactions entered into between the Company and such related parties were made on the same terms and conditions as transactions with all other parties. The aggregate amount of these loans outstanding at December 31, 2005 and 2004 was approximately $3.6 million and $4.7 million respectively. During 2005, new loans to such related parties amounted to approximately $2.4 million and repayments amounted to approximately $3.5 million.

Changes in the allowance for loan losses, were as follows (in thousands):

	December 31,
	2005	2004	2003

Balance at beginning of year	$1,634	$1,417	$1,256
Chargeoffs	(13)	(27)	(210)
Recoveries	16	19	35
Provision charged to operations	392	225	336

Balance at end of year	$2,029	$1,634	$1,417

Note 4 — Premises and Equipment

Premises and equipment are as follows (in thousands):

	December 31,
	2005	2004

Land	$693	$592
Buildings and improvement	3,412	2,699
Furniture, fixtures and equipment	1,613	1,618
Leasehold improvements	965	959
Computer equipment and software	941	858

	7,624	6,726
Less accumulated depreciation and amortization	(2,945)	(2,495)

Total premises and equipment, net	$4,679	$4,231

Depreciation charged to operations amounted to approximately $501 thousand, $527 thousand and $520 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 5 — Certificates of Deposit

At December 31, 2005, a summary of the maturity of certificates of deposit is as follows (in thousands):

2006	$10,115
2007	7,420
2008	2,545
2009	518
2010	133

$20,731

Deposits held at the Company by related parties, which include executive officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $21.5 million and $14.3 million at December 31, 2005 and 2004, respectively.

Note 6 — Borrowings

a) Federal Home Loan Bank Borrowing

As of December 31, 2005 and 2004, the Company had an approved borrowing capacity of approximately $61.5 million with the Federal Home Loan Bank of New York (FHLB), based on total assets and collateral available, collateralized by FHLB stock investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 4.30% to 4.60% at December 31, 2005 and 2.38% to 4.60% at December 31, 2004. At December 31, 2005 and 2004, $10.6 million and $3.2 million, respectively, in borrowings were outstanding with the FHLB.

At December 31, 2005, a summary of the maturity of Federal Home Loan Bank borrowings is as follows (in thousands):

2006	$9,600
2011	1,000

Total	$10,600

b) Credit Lines and Borrowings

The Company has four lines of credit with financial institutions aggregating $16.5 million at December 31, 2005. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2005 and 2004, respectively.

Note 7 — Income Taxes

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 7 — Income Taxes — (Continued)

The components of income taxes (benefit) are summarized as follows (in thousands):

	December 31,
	2005	2004	2003

Current Tax Expense:
Federal	$742	$149	$—
State	247	113	144

	$989	$262	$144

Deferred Tax Benefit:
Federal	$(420)	$(120)	$—
State	(140)	(29)	—

	(560)	(149)	—

	$429	$113	$144

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

	December 31,
	2005	2004	2003

Federal income tax	$865	$501	$448
Add (deduct) effect of:
State income taxes net of federal income tax effect	135	38	14
State income tax on subsidiary net income net of federal income tax benefit	11	17	91
Change in valuation reserve	(495)	(419)	(441)
Meals and entertainment	35	32	41
Tax-exempt income	(116)	(90)	—
Other	(6)	34	(9)

	$429	$113	$144

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2005	2004

Deferred tax assets:
Allowance for loan losses	$469	$312
Federal AMT Tax	27	27
Mark to market — loans	2	2
Charitable contribution carryover	3	3
Depreciation	58	40
Unrealized Loss — AFS	180	26
NOL carryover	150	234

	889	644
Valuation allowance	—	495

Net deferred tax assets	$889	$149

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 7 — Income Taxes — (Continued)

The valuation allowance for deferred taxes as of December 31, 2005 and 2004 was $0 and $495 thousand, respectively. The net change in the total valuation allowance for the year ended December 31, 2005 was a net decrease of $495,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

At December 31, 2005, the bank has state income tax loss carryforwards of approximately $2,693,000 which expire through 2011. Under a temporary moratorium in effect in New Jersey, the Company is only permitted to use half of these net-operating losses for state tax purposes. New Jersey taxable income in 2005 was reduced 50% by net operating loss carryforwards.

Note 8 — Related Party Transactions

A director of the Company is a member of the law firm, which represents the Company as general counsel. The Company paid fees to this law firm, relating to general corporate matters, of approximately $76,000, $94,000 and $55,000 during the years ended December 31, 2005, 2004 and 2003, respectively. This law firm had approximately $18,135,000 and $10,725,000 of deposits held with the Company as of December 31, 2005 and 2004, respectively. The law firm had outstanding loan balances of $559,000 and $755,000 at December 31, 2005 and 2004, respectively, in connection with two term loans made by the Bank in 2005 and three term loans made by the Bank in 2004.

Note 9 — Net Income Per Share

The Company’s calculation of net income per share is as follows:

	Year Ended December 31,
	2005	2004	2003

	(in thousands, except per share data)
Basic earnings per share:
Net income	$2,115	$1,359	$1,173

Average number of shares outstanding	3,239	3,202	3,191

Basic earnings per share	$0.65	$0.42	$0.37

Diluted earnings per share:

Net income	$2,115	$1,359	$1,173

Average number of shares of common stock and equivalents outstanding:
Average common shares outstanding	3,239	3,201	3,191

Additional shares considered in diluted computation assuming:
Exercise of options and warrants	523	518	22

Average number of shares outstanding
On a diluted basis	3,762	3,719	3,213

Diluted earnings per share	$0.56	$0.37	$0.37

Note 10 — Stock Option Plans and Warrants

The Board of Directors of the Company adopted three stock option plans, for the members of the board of directors, executive officers, and certain employees of the Bank.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 10 — Stock Option Plans and Warrants — (Continued)

The Company’s 1998 Combined Stock Option Plan (the Combined Plan) and Non-Qualified Stock Option Plan provides for the granting of options to acquire up to 364,652 shares of the Company’s common stock. The Company’s 2001 Combined Stock Option Plan (2001 Combined Plan) provides for the granting of 243,101 shares of the Company’s common stock. Both incentive stock options (ISOs) and non-qualified options (NQOs) may be granted under the plans. The shares of common stock that may be purchased pursuant to ISOs granted under the Combined Plan is limited to 182,326. The number of shares of common stock that may be purchased pursuant to NQOs granted under the Combined Plan is 91,163. Only key employees of the Company may receive ISOs under the Combined Plan and the 2001 Combined Plan. Only NQOs may be granted under the NQO Plan.

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

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003 and the change during the years ended is represented below:

	Number of Shares	Weighted average exercise price

Outstanding at December 31, 2002	532,974	$8.18

Granted	32,068	7.29
Forfeited	(24,319)	7.93

Outstanding at December 31, 2003	540,723	8.13

Granted	39,291	11.87
Exercised	(4,864)	8.47
Forfeited	(6,406)	8.58

Outstanding at December 31, 2004	568,744	8.39

Granted	37,913	11.32
Exercised	(7,246)	7.44
Forfeited	(8,345)	9.04

Outstanding at December 31, 2005	591,066	$8.59

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 10 — Stock Option Plans and Warrants — (Continued)

At December 31, 2005, 2004 and 2003, the number of options exercisable was 591,066, 507,015 and 493,100, respectively, and the weighted-average price of those options was $8.59, $8.19 and $8.27, respectively.

At December 31, 2005 and 2004, there were 16,687 and 39,010 additional shares available for grant under the Plans. During 2005, 37,913 options were granted. During 2004, 39,291 options were granted.

The following table summarizes information about options outstanding at December 31, 2005:

	Options outstanding				Options exercisable

Range of exercise prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number outstanding at December 31, 2005	Weighted average exercise price

$6.50 – $12.39	591,066	4.40 years	$8.59	591,066	$8.59

In November of 2002, the Company sold 1,104,000 units of its’ common stock in a public offering. Each unit consists of one share of common stock and one warrant to purchase 1.16 shares of common stock at a price per share of $8.33 (both as adjusted for subsequent stock dividends) at any time until November 30, 2006. At December 31, 2005 there were 1,053,100 warrants outstanding.

The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 30% of the amount of the salary redution the employee elects to defer up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $51 thousand, $28 thousand and $23 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 11 — Commitments

a) Lease Commitments

The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2015. Rental expense was approximately $528 thousand, $397 thousand and $304 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a schedule of minimum rental commitments under operating leases at December 31, 2005 (in thousands):

2006	$447
2007	450
2008	423
2009	382
2010	239
Thereafter	295

Total	$2,236

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 11 — Commitments — (Continued)

b) Employment Agreements

The Company has entered into employment agreements with two key executives. These agreements provide for terms through March 2007. Pursuant to these agreements, the named individuals will receive base salaries and certain increases as defined in these agreements.

c) Commitment to Extend Credit

Sullivan Financial Services, Inc. (Sullivan) is a mortgage banking entity engaged in extending mortgage commitments to customers on behalf of investor companies. Sullivan also directly issues mortgage commitments to extend financing for FHA and VA mortgages. In certain instances the mortgage commitments Sullivan directly issues are closed in Sullivan’s name as lender and simultaneously assigned at closing to a mortgage banker who finances the mortgage. In other instances, Sullivan closes the qualifying mortgage on its warehouse line and later sells and/or assigns the mortgage loan to an investor company. Sullivan also brokers loans, which are funded by a mortgage banker.

d) Preferred Stock

The Company’s certificate of incorporation authorizes it to issue up to 1,000,000 shares of preferred stock, in one or more series, with such designations and such relative voting, dividend and liquidation, conversion and other rights, preferences and limitations as shall be resolved by the Board of Directors. No shares of preferred stock have ever been issued.

e) Litigation

The Company is involved in legal proceedings incurred in the normal course of business. In the opinion of management, none of these proceedings are expected to have a material affect on the financial position or results of operations of the Company.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

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

The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,
	2005	2004

Commitments to extend credit and unused lines of credit	$87,727	$92,779
Letters of credit—standby and performance	1,527	1,513

	$89,254	$94,292

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case-basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had extensions of credit to related parties for approximately $3.7 million and $6.2 million at December 31, 2005 and 2004, respectively.

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

The Company follows U.S. Generally accepted accounting principles as described in the summary of significant accounting policies. Consolidation adjustments reflect elimination of intersegment revenue and expenses and statement of financial condition.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 13 — Reportable Segments — (Continued)

The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2005 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$11,634	$683	$(712)	$11,605
Interest expense	3,194	712	(712)	3,194
Provision for loan losses	392	—	—	392
Non-interest income	771	2,252	(84)	2,939
Non-interest expense	6,789	2,138	(84)	8,843
Net Income	2,030	85	—	2,115
Total assets	$246,556	$19,454	$(20,084)	$245,926

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

Note 14 — Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory–and possibly additional discretionary–actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 14 — Regulatory Matters — (Continued)

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2005, management believes that both the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Bank’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For Capital Adequacy purposes		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital (to risk-weighted assets)	$22,003	10.59%	$16,618	8.00%	$20,772	10.00%
Tier I capital (to risk-weighted assets)	19,974	9.62%	8,309	4.00%	12,463	6.00%
Tier I capital (to average assets)	19,974	8.51%	9,391	4.00%	11,739	5.00%
December 31, 2004:
Total capital (to risk-weighted assets)	$19,482	11.39%	$13,684	8.00%	$17,106	10.00%
Tier I capital (to risk-weighted assets)	17,848	10.43%	6,842	4.00%	10,263	6.00%
Tier I capital (to average assets)	17,848	9.63%	7,414	4.00%	9,268	5.00%

As of December 31, 2005 and 2004, the Bank’s ratio of equity capital to total assets was 8.48% and 10.43%, respectively.

The Company’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For Capital Adequacy purposes		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005:
Total capital (to risk-weighted assets)	$26,450	12.73%	$16,618	8.00%	$20,772	10.00%
Tier I capital (to risk-weighted assets)	24,421	11.76%	8,309	4.00%	12,463	6.00%
Tier I capital (to average assets)	24,421	10.40%	9,391	4.00%	11,739	5.00%
December 31, 2004:
Total capital (to risk-weighted assets)	$23,557	13.77%	$13,684	8.00%	$17,106	10.00%
Tier I capital (to risk-weighted assets)	21,923	12.82%	6,842	4.00%	10,263	6.00%
Tier I capital (to average assets)	21,923	11.83%	7,414	4.00%	9,268	5.00%

As of December 31, 2005 and 2004, the Company’s ratio of equity capital to total assets was 10.29% and 12.67%, respectively.

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

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 15 — Fair Value of Financial Instruments — (Continued)

markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $10.3 million and $5.1 million approximates fair value at December 31, 2005 and 2004, respectively.

The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. The recorded value of loans held for sale is approximately $15.4 million and $10.3 million at December 31, 2005 and 2004, respectively, and approximates their fair value.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Investment securities — held to maturity	$9,366	$9,372	$5,847	$5,862
Investment securities — available for sale	$31,899	$31,899	$17,484	$17,484
Loans held for sale	$15,380	$15,586	$10,328	$10,461
Loans, net of deferred fees	$167,147	$166,963	$132,673	$132,977

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

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Time deposits	$20,731	$20,462	$23,748	$23,983

The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Federal Home Loan Bank Borrowings	$10,600	$10,603	$3,200	$3,235

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

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004

Note 16 — Parent Company Only

The following information on the parent only financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Financial Condition

	2005	2004

Assets:
Cash and due from subsidiaries	$4,447	$4,075
Investment in subsidiaries	20,858	18,973

Total assets	$25,305	$23,048

Liabilities:
Other liabilities	$—	$—

Stockholders’ equity:
Common stock	24,389	23,940
Other comprehensive loss, net of taxes	(307)	(65)
Retained earnings/(accumulated deficit)	1,223	(827)

Total stockholders’ equity	25,305	23,048

Total liabilities and stockholders’ equity	$25,305	$23,048

The following information on the parent only operating statements and cash flows as of December 31, 2005, 2004 and 2003 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Operations

	2005	2004	2003

Equity in undistributed income of subsidiaries	$2,126	$1,359	$1,173

Other expenses	11	—	—

Net income	$2,115	$1,359	$1,173

Statements of Cash Flows
Cash flows from operating activities:
Net income	$2,115	$1,359	$1,173
Equity in undistributed income of the subsidiaries	(2,126)	(1,359)	(1,173)
Decrease in other liabilities	—	—	(11)

Net cash used in operating activities	(11)	—	(11)

Cash flows from financing activities:
Proceeds from sale of stock, net	509	88	—
Cash dividend paid	(126)	—	—

Net cash provided by financing activities	383	88	—

Net change in cash for the period	372	88	(11)
Net cash at beginning of year	4,075	3,987	3,998

Net cash at end of year	$4,447	$4,075	$3,987

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 24, 2006.

SOMERSET HILLS BANCORP

By: /s/ Stewart E. McClure, Jr.
Stewart E. McClure, Jr.
President, Chief Executive Officer
and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 24, 2006.

Signature	Title(s)

/s/ Stewart E. McClure, Jr. Stewart E. McClure, Jr.	President, Chief Executive Officer, and Chief Operating Officer

/s/ Gerard Riker Gerard Riker	Executive Vice President and Chief Financial Officer

/s/ Edward B. Deutsch Edward B. Deutsch	Chairman

/s/ Cornelius E. Golding Cornelius E. Golding	Director

/s/ Jerome J. Graham, Jr. Jerome J. Graham, Jr.	Director

/s/ Desmond V. Lloyd Desmond V. Lloyd	Director

/s/ Dennis C. Longwell Dennis C. Longwell	Director

/s/ Paul F. Lozier Paul F. Lozier	Director

/s/ Thomas J. Marino Thomas J. Marino	Director

/s/ Thompson H. McDaniel Thompson H. McDaniel	Director

Back to Contents

Signature	Title(s)

/s/ Peter F. Muratore Peter F. Muratore	Director

/s/ Gerald B. O’Connor Gerald B. O’Connor	Director

/s/ M. Gerald Sedam, II M. Gerald Sedam, II	Director

/s/ Joseph M. Sullivan Joseph M. Sullivan	Director