Form 10QSB
period 2006-03-31
SOMERSET HILLS BANCORP
filed 2006-05-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes     No

As of May 5, 2006 there were 3,384,724 shares of common stock, no par value, outstanding.

Back to Index

SOMERSET HILLS BANCORP
FORM 10-QSB

Back to Index

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS

Cash and due from banks	$5,401	$10,218
Interest bearing deposits at other banks	804	103
Federal funds sold	100	—

Total cash and cash equivalents	6,305	10,321

Loans held for sale	11,257	15,380
Investment securities held to maturity (Approximate market value of $9,342 in 2006 and $9,372 in 2005)	9,356	9,366
Investment securities available-for-sale	30,062	31,899

Loans receivable	172,650	167,301
Less: allowance for Loan Losses	(2,046)	(2,029)
Deferred fees	(163)	(154)

Net loans receivable	170,441	165,118

Premises and equipment, net	4,707	4,679
Goodwill, net	1,191	1,191
Bank owned life insurance	5,580	5,533
Accrued interest receivable	1,203	1,135
Deferred tax asset	934	889
Other assets	433	415

Total assets	$241,469	$245,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$43,350	$45,667
Interest bearing deposits-NOW, money market and savings	145,987	141,846
Certificates of deposit, under $100,000	13,598	14,034
Certificates of deposit, $100,000 and over	9,767	6,697

Total deposits	212,702	208,244

Federal Home Loan Bank advances	1,000	10,600
Accrued interest payable	361	252
Taxes Payable	248	760
Other liabilities	686	765

Total Liabilities	214,997	220,621

STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 Shares of no par value; issued and outstanding, 3,529,265 shares in 2006 and 3,426,289 in 2005	25,218	24,389
Retained earnings	1,632	1,223
Accumulated other comprehensive loss	(378)	(307)

Total stockholders’ equity	26,472	25,305

Total liabilities and stockholders’ equity	$241,469	$245,926

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31

	2006	2005

INTEREST INCOME
Loans, including fees	$3,074	$2,096
Investment securities	459	194
Federal funds sold	10	47
Interest bearing deposits with other banks	8	5

Total interest income	3,551	2,342

INTEREST EXPENSE
Deposits	1,128	566
Federal funds purchased	1	—
Federal Home Loan Bank advances	97	12

Total interest expense	1,226	578

Net interest income	2,325	1,764

Provision for loan losses	76	—

Net interest income after provision for loan losses	2,249	1,764

NON-INTEREST INCOME
Service fees on deposit accounts	75	69
Gains on sales of mortgage loans, net	465	420
Other income	116	92

Total non-interest income	656	581

NON-INTEREST EXPENSE
Salaries and employee benefits	1,146	1,002
Occupancy expense	390	363
Advertising and business promotion	170	121
Stationery and supplies	60	57
Data Processing	102	83
Other operating expense	292	407

Total Non-Interest Expense	2,160	2,033

Income before provision for taxes	745	312

Provision for Income Taxes	270	50

Net income	$475	$262

Per share data
Net income basic	$0.14	$0.08

Net income diluted	$0.11	$0.07

See accompanying notes to unaudited consolidated financial statements

Back to Index

CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(In thousands except share data)
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2005	$24,389	$1,223	$(307)	$—	$25,305

Exercise of common stock warrants and
options	829	—	—	—	829
Net income for the period	—	475	—	475	475
Cash dividend paid	—	(66)	—	—	(66)
Other comprehensive loss, net of tax benefit of $225	—	—	(71)	(71)	(71)

Total comprehensive income				$404

Balance March 31, 2006	$25,218	$1,632	$(378)		$26,472

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

OPERATING ACTIVITIES:
Net income	$475	$262
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	139	156
Provision for loan losses	76
Mortgage loans originated for sale	(65,725)	(55,623)
Proceeds from mortgage loan sales	70,313	54,536
Gain on sale of mortgage loans	(465)	(420)
Increase in accrued interest receivable	(68)	(58)
Decrease (increase) in other assets	27	(61)
Deferred taxes	(45)	—
Increase in accrued interest payable	109	14
(Decrease) increase in other liabilities	(591)	16

Net cash provided by (used in) operating activities	4,245	(1,178)

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(3,069)	(2,000)
Maturity and payments of investment securities available-for-sale	4,784	751
Maturity and payments of investment securities held to maturity	—	1,000
Net (increase) decrease in loans receivable	(5,399)	1,044
Increase in bank owned life insurance	(47)	(48)
Purchases of premises and equipment	(151)	(75)

Net cash (used in) provided by investing activities	(3,882)	672

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	1,824	12,736
Net increase in certificates of deposit	2,634	655
Federal Home Loan Bank advances	455,700	2,700
Repayment of Federal Home Loan Bank advances	(465,300)	(4,900)
Net proceeds from sale of common stock, options and warrants	829	27
Cash dividends paid	(66)	—

Net cash (used in) provided by financing activities	(4,379)	11,218

Net (decrease) increase in cash and cash equivalents	(4,016)	10,712
Cash and cash equivalents at beginning of period	10,321	5,085

Cash and cash equivalents at end of period	$6,305	$15,797

Supplemental information:
Cash paid during the year for:
Interest	$1,117	$564
Income taxes	$781	$75

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Summary of Significant Accounting Policies

a)   Basis of Presentation

     Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2006, the Bank operates four banking offices: its main office, located in Somerset County, New Jersey, two branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Morristown, New Jersey. During the first quarter of 2006 the Bank commenced operation of an investment company subsidiary, Somerset Hills Investment Holdings Inc. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank's deposits are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Three Months Ended, March 31, 2006			Three Months Ended, March 31, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common
Stockholders	$475	3,460	$0.14	$262	3,366	$0.08

Effect of dilutive securities:
Options/warrants	—	736		—	599

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$475	4,196	$0.11	$262	3, 965	$0.07

Share data has been adjusted to reflect a 5% stock distribution declared on April 26, 2006 and payable on May 31, 2006.

c)   Comprehensive Income

     The components of other comprehensive income for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31

	2006	2005

Net income	$475	$262
Change in unrealized holding (losses) gains on available for sale securities	(71)	(190)

Net unrealized (loss) gain	(71)	(190)

Other comprehensive income	$404	$72

Back to Index

d)   Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. In December 2005 the Company amended the stock option plans, accelerating the vesting period, making the options 100% vested.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price

Outstanding at December 31, 2005	591,066	$8.59

Granted	2,500	14.11
Exercised	(6,685)	8.55
Forfeited	(90)	10.90

Outstanding at March 31, 2006	586,791	$8.61

Exercisable as of March 31, 2006	584,291	$8.59

Proceeds received from the exercise of stock options were approximately $57 thousand and $18 thousand for the first quarter of 2006 and 2005, respectively. The total stock-based compensation expense for the first quarter of 2006 was approximately $12 thousand.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31

	(Dollars in Thousands)

	2006	2005

Net income, as reported	$475	$262
Deduct: Total stock-based compensation expense determined under
fair value based method for all awards, net of related tax effect	N/A	(21)

Pro forma net income	$475	$241

Net income per share:
Basic-as reported	$0.14	$0.08
Basic-pro forma	N/A	$0.08

Diluted-as reported	$0.11	$0.07
Diluted-pro forma	N/A	$0.06

The per share weighted-average fair values of stock options granted during 2006 were $4.60 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2006: expected dividend yield of 0.21% and a risk-free interest rate of 4.70% and expected life of 7 years.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2006 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$3,568	$151	$(168)	$3,551
Interest expense	1,226	168	(168)	1,226
Provision for loan losses	76	—	—	76
Non-interest income	212	465	(21)	656
Non-interest expense	1,961	490	(21)	2,430
Net income (loss)	517	(42)	—	475

Total assets	$240,399	$15,883	$(14,813)	$241,469

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

Back to Index

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended March 31, 2006 and March 31, 2005

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2005 included in its Annual Report Form 10-KSB filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 11 and 14 of this Form 10-QSB for the provision and allowance for loan losses.

OVERVIEW

For the three months ended March 31, 2006, the Company realized a $213 thousand increase in net income. For the three months ended March 31, 2006, net income was $475 thousand or $0.14 basic and $0.11 diluted earnings per share compared to $262 thousand or $0.08 basic and $0.07 diluted earnings per share for the same period in 2005.

The results reflect a substantial increase in interest income due primarily to the growth in loan volume and the investment portfolio. We also recognized an increase in non-interest income. These increases in income were partially off-set by an increase in interest expense and an increase in non-interest expense coupled with an increase in provision for loan losses.

At March 31, 2006, total assets were $241.5 million, a decrease of $4.4 million from total assets of $245.9 million at year end 2005. The decrease reflects a decrease in cash and due from banks of $4.8 million, a decrease of $4.1 million in loans held for sale and a decrease of $1.8 million in investment securities held for sale. These decreases were partially off-set by increases of $5.3 million in loans receivable and an increase of $701thousand in interest bearing deposits. Reflecting the decline in assets, Federal Home Loan Bank advances declined by $9.6 million.During the first quarter, the Company generated excess liquidity through deposit increases and reduced funding requirements for the Company’s mortgage banking operations. The reduced funding needs were the result of seasonal factors as well as the impact of higher rates on mortgage originations. The excess liquidity was used to pay down Federal Home Loan Bank advances during 2006.

RESULTS OF OPERATIONS

Interest Income. Total interest income increased $1.3 million, or 56.5% to $3.6 million for the quarter ended March 31, 2006 from $2.3 million for the same period in 2005. There was an increase of $52.3 million in average first quarter interest earning assets from $170.0 million in 2005 to $222.3 million in 2006. Augmenting the increase in average earning assets was an 89 basis point increase in average rate earned from 5.59% during the first quarter of 2005 to 6.48% in the first quarter of 2006. The increase in rates had the greatest effect on federal funds sold and due from banks. The average rate earned on federal funds sold increased by 216 basis points to 4.61% in the first quarter of 2006 from 2.45% during the first quarter of 2005. The rate earned on due from banks increased 215 basis points to 4.40% in the first quarter of 2006 from 2.25% during the first quarter of 2005. The average rate earned on investment securities increased 103 basis points to 4.56% for the first quarter of 2006 from 3.53% in the first quarter of 2005. The average rate earned on loans held for sale increased 96 basis points to 6.59% for the first quarter of 2006 from 5.63% for the first quarter of 2005. The average rate earned on loans increased by 81 basis points for the first quarter of 2006 to 6.95%, from 6.14% for the first quarter of 2005. The increase in rates earned reflects the current market trend of higher interest rates. The increase in rates were augmented by increases in volume as the average loan balance increased 29.3% from $131.9 million to $170.5 million from the first quarter 2005 to first quarter 2006. The average balance of investment securities increased by $18.5 million, or 83.0%, to $40.8 million in the first quarter of 2006 from $22.3 million in the first quarter of 2005. The average balance of federal funds sold decreased $6.9 million, or 88.5%, to $900 thousand during the first quarter of 2006 compared to $7.8 million during the first quarter of 2005.

Interest Expense. The Company's interest expense for the first quarter of 2006 increased $648 thousand, or 107.6% to $1.2 million from $578 thousand in the first quarter of 2005. This increase was the result of an increase in the average balance of interest bearing liabilities of $42.5 million, or 33.0% to $171.3 million during the first quarter of 2006 from $128.8 million in the same period of 2005. The average cost of funds increased 108 basis points to 2.90% for the first quarter of 2006 from 1.82% in the first quarter of 2005. Interest expense on interest bearing demand deposits increased $410 thousand or 125.7% to $737 thousand in the first quarter of 2006 from $327 thousand in the first quarter in 2005. Interest expense on money market deposits increased $156 thousand or 520.0% while interest expense on Federal Home Loan Bank advances increased $85 thousand or 708.3%. Interest expense on time deposits decreased $11 thousand or 5.6% in the first quarter of 2006 compared to the same period in 2005 and the average rate increased to 3.67% in the current period from 3.30% in the first quarter of 2005, reflecting the repricing of the time deposit portfolio to higher rates as time deposits originated during prior promotions matured. NOW deposit average balances have grown $21.6 million, or 24.6%, from $87.9 million during the first quarter of 2005 to $109.5 million in the first quarter of 2006. The interest expense on NOW deposits increased $410 thousand from the first quarter of 2005, while the average interest rate paid increased 122 basis points from 1.51% to 2.73% during the same period. Average money market deposits reflect an increase of $16.1 million, or 157.8%, in average balances while the average rate paid increased 169 basis points from 1.18% in the first quarter of 2005 to 2.87% in the first quarter of 2006. Average borrowed funds increased to $7.5 million in the first quarter of 2006 from $1.1 million in the first quarter of 2005. The interest expense on savings deposits increased $8 thousand from the first quarter of 2005 to the first quarter of 2006 while the average interest rate paid increased 37 basis points to 1.23% during the first quarter of 2006 from 0.86% in the first quarter of 2005. The average balance increased $1.0 million to $6.4 million from $5.4 million during the same period.

Back to Index

The following table presents a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders’ equity for the three months ended March 31, 2006 and 2005. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets

	Three Months Ended March 31,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$742	$8	4.40%	$915	$5	2.25%
Loans	170,515	2,922	6.95%	131,862	1,997	6.14%
Loans held for sale	9,319	152	6.59%	7,116	99	5.63%
Investment securities (1)	40,791	459	4.56%	22,291	194	3.53%
Fed funds sold	892	10	4.61%	7,824	47	2.45%

Total interest earning assets	$222,259	$3,551	6.48%	$170,008	$2,342	5.59%

Non-interest earning assets	20,398			17,622
Allowance for loan losses	(2,034)			(1,639)

Total Assets	$240,623			$185,991

Liabilities and Equity

Federal funds purchased	$56	$1	4.69%	$—	$—	—%
Interest bearing demand deposits	109,465	737	2.73%	87,885	327	1.51%
Savings	6,434	19	1.23%	5,439	12.86%
Money Market	26,260	186	2.87%	10,186	30	1.18%
Certificates of deposits	20,506	186	3.67%	24,209	197	3.30%
FHLB advances/ other borrowings	8,550	97	4.58%	1,090	12	4.48%

Total interest bearing liabilities	171,271	1,226	2.90%	128,809	578	1.82%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	41,648			33,135
Other liabilities	1,727			745

Total Liabilities	214,646			162,689
Stockholders’ Equity	25,977			23,302

Total Liabilities and Stockholders’ Equity	$240,623			$185,991

Net Interest Income		$2,325			$1,764

Net Interest Spread			3.58%			3.77%
Net Interest Margin			4.24%			4.21%

(1) Includes FHLB stock

Net-Interest Income. The net interest income for the first quarter of 2006 increased $561 thousand over the same period last year. This increase was the result of the Company’s ability to add more interest earning assets than interest bearing liabilities in a rising market rate environment and the Company’s ability to shift its average balances to lower costing interest bearing liabilities. The net interest spread decreased by 19 basis points to 3.58% and the net yield on interest-earning assets increased 89 basis points to 6.48%. The cost on interest bearing liabilities increased 108 basis points to 2.90% in the first quarter of 2006 compared to the same period last year.

Provision for Loan Losses. For the three months ended March 31, 2006 the provision for loan losses was $76 thousand compared to no provision for the quarter ended March 31, 2005. The provision for loan losses reflects management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimate able. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

Back to Index

Non-Interest Income. Non-interest income increased by 12.9% or $75 thousand in the first quarter of 2006 to $656 thousand from $581 thousand in the first quarter of 2005. The increase in non-interest income in the first quarter of 2006 compared to the same period last year is primarily attributable to an increase in gains on the sale of mortgage loans. Gains on sale of mortgage loans increased $45 thousand, or 10.7% to $465 thousand in the first quarter of 2006 compared to $420 thousand in the first quarter of 2005. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale increased $10.1 million to $65.7 million in the first quarter of 2006 compared to $55.6 million in the first quarter of 2005. Other components of non-interest income include fees on deposit accounts, which increased $6 thousand or 8.7% to $75 thousand in the first quarter of 2006 from $69 thousand in the first quarter of 2005. Other income increased $24 thousand, to $116 thousand in the first quarter of 2006 compared to $92 thousand in the first quarter of 2005.

Non-Interest Expense. For the quarter ended March 31, 2006, non-interest expense increased $127 thousand from the same period last year. The increase in non-interest expense in the first quarter 2006 was attributable to an increase of $144 thousand in salaries and benefits, $49 thousand in advertising and business promotion expense, $27 thousand in occupancy expense, $19 thousand in data processing and $3 thousand in stationery and supplies for the comparable period.

Income Taxes. Income tax expense increased $220 thousand to $270 thousand for the three months ended March 31, 2006 as compared to $50 for the same period in 2005. The increase is a result of the Company having exhausted all of the NOL carryover credits from prior years.

Back to Index

FINANCIAL CONDITION

March 31, 2006 as compared to December 31, 2005

Total assets decreased $4.4 million at March 31, 2006 to $241.5 million from total assets of $245.9 million at December 31, 2005. Decreases in total assets include decreases of $4.8 million in cash and due from banks, $4.1 million in loans held for sale and $1.8 million investment securities available for sale. These decreases were partially offset by a $5.3 million increase in loans receivable and a $700 thousand increase in interest bearing deposits. Total deposits increased $4.5 million from $208.2 million at year-end 2005 to $212.7 million on March 31, 2006. Federal Home Loan Bank advances decreased by $9.6 million to $1.0 million for the first quarter of 2006 from $10.6 million at December 31, 2005. During the first quarter, the Company generated excess liquidity through deposit increases and reduced funding requirements for the Company’s mortgage banking operations. The reduced funding needs were the result of seasonal factors as well as the impact of higher rates on mortgage originations. The excess liquidity was used to pay down Federal Home Loan Bank advances during 2006.

Total loans at March 31, 2006 increased $5.4 million to $172.7 million from $167.3 million at year-end 2005. The increase in and composition of the loan portfolio, by category, as of March 31, 2006 from December 31, 2005 is as follows: Commercial loans increased by $2.7 million or 3.4% to $81.0 million, consumer and installment loans increased $134 thousand or 20.6%, home equity loans decreased by $1.2 million, or 4.1% to $28.1 million and commercial real estate loans increased by $3.0 million, or 5.7%, to $55.8 million. Residential mortgage loans increased $700 thousand, or 11.3% to $6.9 million for the comparable period.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial and industrial	$80,970	46.9%	$78,299	46.8%
Commercial real estate properties	55,828	32.3%	52,802	31.6%
Residential properties (1-4 Family)	6,936	4.0%	6,225	3.7%
Consumer and installment	785	0.5%	651	0.4%
Home equity	28,131	16.3%	29,324	17.5%

Gross loans	172,650	100.0%	167,301	100.0%

Less: Net deferred fees	163		154

Total loans	172,487		167,147
Less: Allowance for loan losses	2,046		2,029

Net Loans	$170,441		$165,118

Federal funds sold increased by $100 thousand to $100 thousand at March 31, 2006 from $0 at December 31, 2005.

Securities available for sale decreased $1.8 million, or 5.6%, from $31.9 million at year-end 2005 to $30.1 million at March 31, 2005. Securities held to maturity stayed consistent at $9.4 million at December 31, 2005 and at March 31, 2006. The Company purchased $3.1 million in new securities in the first three months of 2006 and $4.8 million in securities matured, were called or were prepaid. There were $378 thousand in recorded unrealized losses in the available for sale portfolio and $16 thousand in net amortization expenses during the first three months of 2006.

Total year to date average deposits increased $20.0 million, or 10.9%, to $204.3 million during the first three months of 2006 from the twelve-month average of $184.3 million for the year ended December 31, 2005. NOW deposits increased by $9.5 million, savings deposits decreased by $432 thousand, money market deposits increased $10.7 million and demand deposits increased by $3.0 million. Time deposits decreased $2.7 million. After aggressively pricing certificates of deposits in 2002, many of those deposits have since repriced at lower market rates of interest or left the Bank and the decrease in the average balance of time deposits during 2006 reflects the reduction of interest expense of time deposits. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

Federal Home Loan Bank advances decreased by $9.6 million to $1.0 million for the first quarter of 2006 form $10.6 million at December 31, 2005. During 2006, deposits grew faster than loans and these funds were mostly used to pay down advances from the Federal Home Loan Bank.

ASSET QUALITY

At March 31, 2006 and December 31, 2005 the Company had no non-accrual loans. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	March 31, 2006	December 31, 2005

	(dollars in thousands)

Non-accrual loans	$—	$—
Non-accrual loans to total loans	0.00%	0.00%
Non-performing assets to total assets	0.00%	0.00%
Allowance for loan losses
as a % of non-performing loans	NM	NM
Allowance for loan losses to total loans	1.19%	1.21%

Back to Content

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank did not have any non-performing loans at March 31, 2006 and December 31, 2005.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses. The level of the allowance is based on management's evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Provisions are charged to expense and the allowance is reduced by charge-offs, net of recoveries, and is increased by the provision. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company’s allowance for loan losses.

At March 31, 2006, the allowance for loan losses remained consistent at $2.0 million compared to year-end 2005. There were no charge offs and no recoveries reported in the first three months of 2006. The allowance for loan losses as a percentage of total loans was 1.19% at March 31, 2006 compared to 1.21% at December 31, 2005.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At March 31, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 2006, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $36.4 million, which represents 15.1% of total assets and 17.0% of total deposits and borrowings.

It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $60.4 million (subject to available qualified collateral, with current borrowings of $1.0 outstanding at March 31, 2006). At March 31, 2006 outstanding commitments to extend credit were $101.3 million and available line of credit balances totaled $16.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $26.5 million at March 31, 2006. Activity in stockholder’s equity consisted of a increase in retained earnings of $409 thousand which represents net income of $475 thousand earned during the first three months of 2006 offset by a cash dividend payment of $66 thousand. Accumulated comprehensive loss increased by $71 thousand resulting from a net change in unrealized loss on securities available for sale. Common stock also increased by $829 thousand from the exercise of warrants and stock options during the first three months of 2006.

At March 31, 2006 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$20,461	8.55%	$9,578	4%
Tier 1-Risk Based	$20,461	9.58%	$8,545	4%
Total Risk-Based	$22,507	10.54%	$17,090	8%

The Company:
Leverage Capital	$25,659	10.72%	$9,578	4%
Tier 1-Risk Based	$25,659	12.01%	$8,545	4%
Total Risk-Based	$27,705	12.97%	$17,090	8%

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

No changes

Back to Index

Part II Other Information

Item 1.   Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable – the Registrant did not repurchase any equity securities during the quarter ended March 31, 2006, and has no repurchase plans in effect.

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

SOMERSET HILLS BANCORP

Date: May 5, 2006	By: /s/ Gerard Riker

GERARD RIKER Executive Vice President and Chief Financial Officer