Form 10KSB/A
period 2005-12-31
SOMERSET HILLS BANCORP
filed 2006-06-08
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_____________________________

FORM 10-KSB/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant's revenues for the most recent fiscal year were $14.5 million. The aggregate market value of voting and non-voting equity held by non-affiliates was $31.4 million.

As of March 10th, 2006 there were 3,329,504 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	10-KSB Item Incorporated	Document

Item 9.	Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Item 10.	Executive Compensation	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Item 12.	Certain Relationships and Related Transactions	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2006 Annual Meeting of Shareholders to be filed no later than April 30, 2006.

Transitional Small Business Disclosure Format (Check One):		Yes ☐ No ☒

EXPLANITORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005, for the purpose of amending Item 8A to clarify that there have been no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are also correcting the format of the certifications filed previously as Exhibits 31.1 and 31.2 with the original Form 10-KSB. This Amendment makes only the changes identified above, does not change any previously reported financial results, and does not reflect events occurring after the date of the original filing of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 8A. --CONTROLS AND PROCEDURES

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

(b) Changes in internal controls.

None

ITEM 13. -- EXHIBITS

(a) Exhibits

Exhibit number	Description of Exhibits

3.1	Certificate of Incorporation of Somerset Hills Bancorp (1)
3.2	Bylaws of Somerset Hills Bancorp (1)
3.3	Certificate of Incorporation for Somerset Hills Bank (1)
3.4	Bylaws of Somerset Hills Bank (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen of Warrant (1)
4.3	Warrant Agreement (1)
10.1	1998 Combined Stock Option Plan (1)
10.2	1998 Non-Qualified Stock Option Plan (1)
10.3	2001 Combined Stock Option Plan (1)
10.4	Employment Agreement of Stewart E. McClure, Jr. (1)
10.5	Employment Agreement of Gerard Riker (1)
14	Code of Ethics (2)
21	Subsidiaries of Somerset Hills Bancorp(3)
23	Consent of KPMG LLP(3)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification(3)

(1)	Incorporated by reference from the Registrant's Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.
(2)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2004.
(3)	Filed with the original Annual Report on Form 10-KSB on March 24, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on June 8, 2006.

SOMERSET HILLS BANCORP

By:/s/ Stewart E. McClure, Jr.
Stewart E. McClure, Jr.
President, Chief Executive Officer
and Chief Operating Officer