Form 10QSB/A
period 2006-03-31
SOMERSET HILLS BANCORP
filed 2006-06-08
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-QSB/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐ No ☒

As of May 5, 2006 there were 3,384,724 shares of common stock, no par value, outstanding.

EXPLANITORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, for the purpose of correcting the format of the certifications filed previously as Exhibits 31.1 and 31.2 with the original Form 10-QSB. This Amendment makes only the changes identified above, does not change any previously reported financial results, and does not reflect events occurring after the date of the original filing of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

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

None

Part II Other Information

Item 6.     Exhibits

Exhibits

Exhibit 31.1 - Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)
Exhibit 31.2 - Certification of Gerard Riker pursuant to SEC Rule 13a-14(a)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: June 8, 2006	By:/s/ Gerard Riker

GERARD RIKER
Executive Vice President and
Chief Financial Officer