Form 10-Q
period 2006-06-30
SOMERSET HILLS BANCORP
filed 2006-08-11
CIK 1189396

Back to Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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

As of August 8, 2006 there were 3,681,678 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-QSB

INDEX

Part I – Financial Information		Page(s)

Item I.	Financial Statements
	Consolidated Balance Sheets
	As of June 30, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Income for the Three and
	Six months ended June 30, 2006 and 2005 (Unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity
	for the six months ended June 30, 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Six months
	ended June 30, 2006 and 2005 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Exhibit 31.1		20

Exhibit 31.2		21

Exhibit 32		22

Back to Contents

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS

Cash and due from banks	$9,106	$10,218
Interest bearing deposits at other banks	1,253	103

Total cash and cash equivalents	10,359	10,321

Loans held for sale	15,507	15,380
Investment securities held to maturity (Approximate market value of $10,058 in 2006 and $9,372 in 2005)	10,205	9,366
Investment securities available-for-sale	29,522	31,899

Loans receivable	179,679	167,301
Less: allowance for Loan Losses	(2,095)	(2,029)
Deferred fees	(143)	(154)

Net loans receivable	177,441	165,118

Premises and equipment, net	5,173	4,679
Goodwill, net	1,191	1,191
Bank owned life insurance	5,628	5,533
Accrued interest receivable	1,206	1,135
Deferred tax asset	830	889
Other assets	511	415

Total assets	$257,573	$245,926

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$43,972	$45,667
Interest bearing deposits-NOW,
money market and savings	149,329	141,846
Certificates of deposit, under $100,000	14,789	14,034
Certificates of deposit, $100,000 and over	10,867	6,697

Total deposits	218,957	208,244

Federal Home Loan Bank advances	10,500	10,600
Accrued interest payable	471	252
Taxes payable	—	760
Other liabilities	592	765

Total liabilities	230,520	220,621

STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 Shares of no par value; issued and outstanding,
3,621,922 shares in 2006 and 3,426,289 in 2005	25,908	24,389
Retained earnings	2,015	1,223
Accumulated other comprehensive loss	(870)	(307)

Total stockholders' equity	27,053	25,305

Total liabilities and stockholders' equity	$257,573	$245,926

See accompanying notes to unaudited consolidated financial statements

Back to Contents

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

INTEREST INCOME
Loans, including fees	$3,349	$2,350	$6,422	$4,445
Investment securities	458	273	917	467
Federal funds sold	13	51	23	99
Interest bearing deposits with other banks	8	9	16	14

Total interest income	3,828	2,683	7,378	5,025

INTEREST EXPENSE
Deposits	1,344	685	2,473	1,250
Federal funds purchased	—	—	1	—
Federal Home Loan Bank advances	44	20	140	32

Total interest expense	1,388	705	2,614	1,282

Net interest income	2,440	1,978	4,764	3,743

Provision for loan losses	50	57	126	57

Net interest income after provision for loan losses	2,390	1,921	4,638	3,686

NON-INTEREST INCOME
Service fees on deposit accounts	75	67	150	136
Gains on sales of mortgage loans, net	354	524	819	944
Other income	99	109	215	201

Total non-interest income	528	700	1,184	1,281

NON-INTEREST EXPENSE
Salaries and employee benefits	1,210	1,003	2,356	2,004
Occupancy expense	398	350	788	714
Advertising and business promotion	131	159	301	280
Stationery and supplies	45	71	104	128
Data Processing	104	99	206	181
Other operating expense	290	391	582	799

Total Non-Interest Expense	2,178	2,073	4,337	4,106

Income before provision for income taxes	740	548	1,485	861

Provision for Income Taxes	255	203	525	254

Net income	$485	$345	$960	$607

Per share data
Net income basic	$0.14	$0.10	$0.27	$0.18

Net income diluted	$0.11	$0.09	$0.23	$0.15

See accompanying notes to unaudited consolidated financial statements

Back to Contents

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive loss	Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2005	$24,389	$1,223	$(307)	$—	$25,305

Net income for the period	—	960	—	960	960
Other comprehensive income, net of
tax benefit of $121	—	—	(563)	(563)	(563)
Cash dividend paid	—	(168)	—	—	(168)
Exercise of common stock warrants and options	1,519	—	—	—	1,519

Total comprehensive income				$397

Balance June 30, 2006	$25,908	$2,015	$(870)		$27,053

See accompanying notes to unaudited consolidated financial statements

Back to Contents

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$960	$607
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	279	299
Provision for loan losses	126	57
Mortgage loans originated for sale	(131,303)	(133,011)
Proceeds from mortgage loan sales	131,995	130,748
Gain on sale of mortgage loans	(819)	(944)
Increase in accrued interest receivable	(71)	(168)
(Increase) decrease in other assets	(96)	16
Increase in accrued interest payable	219	24
(Decrease) increase in other liabilities	(933)	112

Net cash provided by (used in) operating activities	357	(2,260)

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(7,110)	(9,811)
Purchase of investment securities held to maturity	(859)	(2,363)
Maturity and payments of investment securities available-for-sale	8,974	1,239
Maturity and payments of investment securities held to maturity	—	999
Net increase in loans receivable	(12,449)	(8,629)
Purchases of premises and equipment	(744)	(230)
Increase in bank owned life insurance	(95)	(95)

Net cash used in investing activities	(12,283)	(18,890)

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	5,788	25,076
Net increase (decrease) in certificates of deposit	4,925	(163)
Federal Home Loan Bank advances	618,000	7,900
Repayments of Federal Home Loan Bank advances	(618,100)	(8,100)
Cash dividends paid	(168)	(61)
Exercise of warrants and stock options	1,519	115

Net cash provided by financing activities	11,964	24,767
Net Increase in cash and cash equivalents	38	3,617
Cash and cash equivalents at beginning of period	10,321	5,085

Cash and cash equivalents at end of period	$10,359	$8,702

Supplemental information:
Cash paid during the year for:
Interest	$2,395	$1,359
Income taxes	$1,340	$309

See accompanying notes to unaudited consolidated financial statements

Back to Contents

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

     Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2006, the Bank operates four banking offices: its main office, located in Somerset County, New Jersey, two branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Morristown, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

     The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Six Months Ended, June 30, 2006			Six Months Ended, June 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common
Stockholders	$960	3,516	$0.27	$607	3,384	$0.18

Effect of dilutive securities:
Options/warrants	—	703		—	561

Diluted EPS:
Net income applicable to common
Stockholders and assumed conversions	$960	4,219	0.23	$607	3,945	$0.15

	Three Months Ended, June 30, 2006			Three Months Ended, June 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common
Stockholders	$485	3,572	$0.14	$345	3,404	$0.10
Effect of dilutive securities:
Options/warrants	—	703		—	523

Diluted EPS:
Net income applicable to common
Stockholders and assumed conversions	$485	4,275	$0.11	$345	3,927	$0.09

Back to Contents

c) Comprehensive Income

The components of other comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net income	$485	$345	$960	$607
Change in unrealized holding gains (losses) on available for sale securities	(492)	232	(563)	42

Net unrealized gains (losses)	(492)	232	(563)	42

Other comprehensive income (loss)	$(7)	$577	$397	$649

d) Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method. Prior period results have therefore not been restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. In December 2005 the Company amended all unvested stock grants to accelerate the vesting period, making all such grants 100% vested.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price

Outstanding at December 31, 2005	620,619	$8.18

Granted	2,625	13.44
Exercised	(36,691)	8.09
Forfeited	(1,296)	10.75

Outstanding at June 30, 2006	585,257	$8.20

Exercisable as of June 30, 2006	582,632	$8.20

Proceeds received from the exercise of stock options were approximately $297 thousand and $40 thousand for the first six months of 2006 and 2005, respectively. The total stock-based compensation expense for the first six months of 2006 was approximately $12 thousand.

At June 30, 2006, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30		June 30
	(Dollars in thousands)		(Dollars in thousands)
	2006	2005	2006	2005

Net income, as reported	$485	$345	$960	$607
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	N/A	(33)	N/A	(54)

Pro forma net income	$485	$312	$960	$553

Net income per share:
Basic-as reported	$0.14	$0.10	$0.27	$0.18
Basic-pro forma	N/A	$0.09	N/A	$0.16

Diluted-as reported	$0.11	$0.09	$0.23	$0.15
Diluted-pro forma	N/A	$0.08	N/A	$0.14

Back to Contents

The per share weighted-average fair values of stock options granted during 2006 and 2005 were $4.60 and $4.45, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2006 and 2005, respectively: expected dividend yields of 0.21% and risk-free interest rates of 4.70% and 4.29% and expected lives of 7 years.

e) Recent Accounting Pronouncements

      In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings, The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January1, 2007.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2006 (in thousands)

	The Bank and	Sullivan Financial	Eliminating
	The Bancorp	Services, Inc.	Entries	Consolidated

Interest income	$3,859	$151	$(182)	$3,828
Interest expense	1,388	182	(182)	1,388
Provision for loan losses	50	—	—	50
Non-interest income	195	354	(21)	528
Non-interest expense	2,004	450	(21)	2,433
Net income (loss)	612	(127)	—	485

Total assets	$256,508	$17,478	$(16,413)	$257,573

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2006 (in thousands)

	The Bank and	Sullivan Financial	Eliminating
	The Bancorp	Services, Inc.	Entries	Consolidated

Interest income	$7,426	$302	$(350)	$7,378
Interest expense	2,614	350	(350)	2,614
Provision for loan losses	126	—	—	126
Non-interest income	407	819	(42)	1,184
Non-interest expense	3,963	941	(42)	4,862
Net income (loss)	1,130	(170)	—	960

Total assets	$256,508	$17,478	$(16,413)	$257,573

Back to Contents

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

Back to Contents

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 2006 and June 30, 2005

CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2005 included in its Annual Report Form 10-KSB filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 14 and 17 of this Form 10-QSB for the provision and allowance for loan losses.

OVERVIEW

     For the three months ended June 30, 2006, the Company realized a $140 thousand increase in net income over the comparable period of 2005. For the three months ended June 30, 2006, net income was $485 thousand or $0.14 basic and $0.11 diluted earnings per share, compared to $345 thousand, or $0.10 basic and $0.09 diluted earnings per share for the same period in 2005.

     For the six months ended June 30, 2006 net income was $960 thousand, a $353 thousand increase from $607 thousand reported for the same period in 2005. Basic and diluted earnings per share were $0.27 and $0.23, respectively, compared to $0.18 basic and $0.15 diluted earnings per share for the same period in 2005.

     The results reflect a substantial increase in interest income due primarily to the growth in the loan and investment portfolio. This increase in interest income was partially off-set by an increase in interest expense coupled with the decrease in gain on sales of mortgage loans and an increase in tax provision and an increase in non-interest expense.

     At June 30, 2006, total assets were $257.6 million, an increase of $11.7 million from total assets of $245.9 million at year end 2005.The increase includes an increase of $12.3 million in loans and a $839 thousand increase in securities held to maturity. Interest bearing deposits at other banks increased $1.2 million. These increases were partially off-set by a decrease of $2.4 million in securities available for sale. The changes reflect the Bank’s continued growth and the investment of increased deposits in all asset types.

RESULTS OF OPERATIONS

     Interest Income. Total interest income increased $1.1 million, or 40.7% to $3.8 million for the quarter ended June 30, 2006 from $2.7 million for the same period in 2005. The increase reflects an increase of $42.6 million in average second quarter interest earning assets from $184.0 million in 2005 to $226.6 million in 2006. The average loan balance increased 29.6% from $135.7 million to $175.8 million from the second quarter 2005 to second quarter 2006. The average balance of investment securities increased by $11.4 million, or 40.4%, to $39.6 million in the second quarter of 2006 from $28.2 million in the second quarter of 2005. The average balance of federal funds sold decreased $6.4 million, or 86.5%, to $1.0 million during the second quarter of 2006 compared to $7.4 million during the second quarter of 2005. Augmenting the increase in average earning assets was a 92 basis point increase in average rate earned from 5.85% during the second quarter of 2005 to 6.77% in the second quarter of 2006. The increase in rates had the greatest effect on federal funds sold and due from banks. The average rate earned on federal funds sold increased by 216 basis points to 4.94% in the second quarter of 2006 from 2.78% during the second quarter of 2005. The rate earned on due from banks increased 186 basis points to 4.57% in the second quarter of 2006 from 2.71% during the first quarter of 2005. The average rate earned on loans increased 84 basis points to 7.30% for the second quarter of 2006 from 6.46% in the second quarter of 2005. The average rate earned on investment securities increased 76 basis points to 4.64% for the second quarter of 2006 from 3.88% for the second quarter of 2005. The average rate earned on loans held for sale increased by 59 basis points for the second quarter of 2006 to 6.40%, from 5.81% for the second quarter of 2005. The increase in rates earned reflects the current market trend of higher interest rates.

     For the six months ended June 30, 2006 interest income increased $2.4 million, or 48.0%, to $7.4 million from $5.0 million for the same period in 2005. This increase was primarily attributable to an increase of 91 basis points in the average rate earned on interest earning assets to 6.63% during the first six months of 2006 from 5.72% in the first six months of 2005. In addition, the average balance of interest earning assets increased by $47.4 million, or 26.8%, to $224.5 million for the six months ended June 30, 2006 from $177.1 million in the year ago period. The average balance in the loan portfolio increased $39.4 million from $133.8 million to $173.2 million, and average investment securities increased $14.9 million from $25.3 million to $40.2 million during the first six months of 2006 over the same period in 2005. These increases were partially offset by a decrease of $6.6 million in federal funds sold from $7.6 million to $1.0 million during the first six months of 2006 over the same period in 2005.

Back to Contents

     Interest Expense. The Company's interest expense for the second quarter of 2006 increased $683 thousand, or 96.9% to $1.4 million from $705 thousand in the second quarter of 2005. This increase was the result of an increase in the average balance of interest bearing liabilities of $35.3 million, or 25.5% to $173.8 million during the second quarter of 2006 from $138.5 million in the same period of 2005. The average cost of funds increased 116 basis points to 3.20% for the second quarter of 2006 from 2.04% in the second quarter of 2005. Interest expense on interest bearing demand deposits increased $423 thousand or 102.7% to $835 thousand in the second quarter of 2006 from $412 thousand in the second quarter in 2005. Interest expense on savings deposits increased $9 thousand or 64.3% while interest expense on money market deposits increased $176 thousand or 298.3%. Interest expense on time deposits increased $52 thousand or 26.0% in the second quarter of 2006 compared to the same period in 2005 and the average rate increased to 4.00% in the current period from 3.38% in the second quarter of 2005, reflecting the repricing of the time deposit portfolio to higher rates as time deposits originated during prior periods matured. Interest bearing demand deposit average balances have grown $19.9 million, or 21.9%, from $90.9 million during the second quarter of 2005 to $110.8 million in the second quarter of 2006. The interest expense on interest bearing demand deposits increased $423 thousand from the second quarter of 2005, while the average interest rate paid increased 120 basis points from 1.82% to 3.02% during the same periods. Average savings deposits remained constant at $6.4 million while the average rate paid increased 58 basis points from 0.88% in the second quarter of 2005 to 1.46% in the second quarter of 2006. Average borrowed funds increased to $3.5 million in the second quarter of 2006 from $2.1 million in the second quarter of 2005. The interest expense on money market deposits increased $176 thousand from the second quarter of 2005 to the second quarter of 2006 while the average interest rate paid increased 184 basis points to 3.38% during the second quarter of 2006 from 1.54% in the second quarter of 2005. The average balance increased $12.5 million to $27.9 million from $15.4 million during the same period.

     For the six months ended June 30, 2006 interest expense increased $1.3 million, or 100.0% to $2.6 million from $1.3 million for the same period last year. The average balance of interest bearing liabilities increased $38.9 million, or 29.1% to $172.6 million during the first six months of 2006. Interest expense on time deposits increased $41 thousand, or 10.3% to $438 thousand as the average balance in time deposits decreased $1.1 million to $22.9 million in the first six months of 2006 compared to the same period in 2005. Interest bearing demand deposit average balances increased $20.8 million, or 23.3% from $89.4 million during the first six months of 2005 to $110.2 million in the first six months of 2006. The interest expense on interest bearing demand deposits increased $833 thousand from the first six months of 2005, while the average interest rate paid increased 121 basis points from 1.67% to 2.88% . Average savings deposits reflect an increase of $496 thousand, or 8.4%, in average balances while the average rate paid increased 48 basis points from 0.87% in the first six months of 2005 to 1.35% in the first six months of 2006. Average borrowed funds increased to $6.0 million in the first six months of 2006 from $1.6 million in the first six months of 2005. Average federal funds purchased increased to $28 thousand in the first six months of 2006 from $0 in the first six months of 2005. The interest expense on Money Market deposits increased $332 thousand in the first six months of 2006 while the average interest rate paid increased 174 basis points to 3.14% during the first six months of 2006 from 1.40% in the first six months of 2005. The average balance increased $14.3 million to $27.1 million from $12.8 million during the same period.

Back to Contents

     The following tables presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders' equity for both the three and six months ended June 30, 2006 and 2005. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended June 30,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$698	$8	4.57%	$1,325	$9	2.71%
Loans	175,803	3,198	7.30%	135,742	2,186	6.46%
Loans held for sale	9,448	151	6.40%	11,307	164	5.81%
Investment securities(1)	39,645	458	4.64%	28,219	273	3.88%
Fed funds sold	1,042	13	4.94%	7,443	51	2.78%

Total interest earning assets	226,636	3,828	6.77%	184,036	2,683	5.85%

Non-interest earning assets	21,050			18,459
Allowance for loan losses	(2,074)			(1,638)

Total Assets	$245,612			$200,857

Liabilities and Equity

Interest bearing demand deposits	$110,847	$834	3.02%	$90,908	$412	1.82%
Savings	6,359	23	1.46%	6,356	14	0.88%
Money Market	27,860	235	3.38%	15,410	59	1.54%
Certificates of deposits	25,262	252	4.00%	23,744	200	3.38%
FHLB advances/ other borrowings	3,509	44	4.98%	2,112	20	3.81%

Total interest bearing liabilities	173,837	1,388	3.20%	138,530	705	2.04%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	43,588			37,892
Other liabilities	1,277			869

Total Liabilities	218,702			177,291
Stockholders' Equity	26,910			23,566

Total Liabilities and Stockholders' Equity	$245,612			$200,857

Net Interest Income		$2,440			$1,978

Net Interest Spread			3.57%			3.81%
Net Interest Margin			4.32%			4.31%

(1) Includes FHLB stock and interest-bearing deposits

Back to Contents

Comparative Average
Balance Sheets
Six Months Ended June 30,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$720	$16	4.48%	$1,121	$14	2.52%
Loans	173,173	6,120	7.13%	133,813	4,183	6.30%
Loans held for sale	9,384	302	6.50%	9,223	262	5.74%
Investment securities(1)	40,215	917	4.60%	25,271	467	3.73%
Fed funds sold	967	23	4.79%	7,633	99	2.61%

Total interest earning assets	224,459	7,378	6.63%	177,061	5,025	5.72%

Non-interest earning assets	20,726			18,042
Allowance for loan losses	(2,054)			(1,638)

Total Assets	$243,131			$193,465

Liabilities and Equity

Interest bearing demand deposits	$110,160	$1,572	2.88%	$89,405	$739	1.67%
Savings	6,396	43	1.35%	5,900	25	0.87%
Money Market	27,065	421	3.14%	12,812	89	1.40%
Certificates of deposits	22,897	437	3.85%	23,975	397	3.34%
Federal funds purchased	28	1	4.69%	—	—	—%
FHLB advances/ other borrowings	6,015	140	4.70%	1,604	32	4.04%

Total interest bearing liabilities	172,561	2,614	3.06%	133,696	1,282	1.93%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	42,623			35,527
Other liabilities	1,501			807

Total Liabilities	216,685			170,030
Stockholders' Equity	26,446			23,435

Total Liabilities and Stockholders' Equity	$243,131			$193,465

Net Interest Income		$4,764			$3,743

Net Interest Spread			3.57%			3.79%
Net Interest Margin			4.28%			4.26%

(1) Includes FHLB stock and interest-bearing deposits

Net-Interest Income. The net interest income for the second quarter of 2006 increased $462 thousand over the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment. In addition, the majority of the increase in the Company’s deposit portfolio was in lower costing interest bearing liabilities. The net interest spread decreased by 24 basis points to 3.57% and the net yield on interest-earning assets increased 92 basis points to 6.77%. The yield on interest bearing liabilities increased by 116 basis points to 3.20% in the second quarter of 2006 compared to the same period last year.

     Net interest income for the six months ended June 30, 2006 increased $1.0 million, or 27.3%, over the same period last year. The net interest spread decreased 22 basis points and the net yield on interest earning assets increased by 91 basis points between the first six-month periods of 2006 and 2005. The cost of interest bearing liabilities increased by 113 basis points to 3.06% in the first six months of 2006 compared to the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment.

Provision for Loan Losses. For the three months ended June 30, 2006 the provision for loan losses was $50 thousand compared to $57 thousand for the quarter ended June 30, 2005. The provision for loan losses was $126 thousand for the six months ended June 30, 2006 as compared to $57 thousand for the six months ended June 30, 2005. The provision for loan losses reflects management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimatable. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

Back to Contents

     Non-Interest Income. Non-interest income decreased by 24.6% or $172 thousand in the second quarter of 2006 to $528 thousand from $700 thousand in the second quarter of 2005. The decrease in non-interest income is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $170 thousand, or 32.4% to $354 thousand in the second quarter of 2006 compared to $524 thousand in the second quarter of 2005. This decrease is attributable to the decrease in mortgage loans originated for sale by our mortgage company subsidiary. Mortgage loans originated for sale decreased $11.8 million to $65.6 million in the second quarter of 2006 from $77.4 million in the second quarter of 2005, reflecting higher market rates of interest for mortgage loans and reduced refinancing activity. Other components of non-interest income include fees on deposit accounts, which increased $8 thousand or 11.9% to $75 thousand in the second quarter of 2006 from $67 thousand in the second quarter of 2005. Other income decreased by $10 thousand, or 9.2% to $99 thousand in the second quarter of 2006 from $109 thousand in the second quarter of 2005.

     For the six months ended June 30, 2006, non-interest income decreased $97 thousand, or 7.7% to $1.2 million from $1.3 million for the same period in 2005. The decrease in non-interest income for the first six months of 2006 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $125 thousand, or 13.2% to $819 thousand in the first six months of 2006 compared to $944 thousand in the first six months of 2005. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Other components of non-interest income include fees on deposit accounts, which increased $14 thousand or 10.3% to $150 thousand in the first six months of 2006 from $136 thousand in the same period of 2005. Other income increased by $14 thousand, or 7.0% to $215 thousand in the first six months of 2006 from $201 thousand in the first six months of 2005.

     Non-Interest Expense. For the quarter ended June 30, 2006, non-interest expense increased $105 thousand from the same period last year. The increase in non-interest expense in the second quarter of 2006 was attributable to an increase of $207 thousand in salaries and benefits, $48 thousand in occupancy expense and $5 thousand in data processing compared to the comparable period of 2005. These increases were partially off-set by a decrease of $101 thousand in other operating expense, reflecting reduced Sarbanes-Oxley section 404 compliance costs in the current period, $28 thousand in advertising and business promotions and $26 thousand in stationery and supplies compared to the comparable period of 2005.

     For the six months ended June 30, 2006, non-interest expense increased $231 thousand from the same period last year. The increase in non-interest expense in the first six months of 2006 was attributable to an increase of $352 thousand in salaries and benefits, $74 thousand in occupancy expense, $21 thousand in advertising and business promotions and $25 thousand in data processing over the same comparable period of 2005. These increases were partially off-set by a decrease of $217 thousand in other operating expense, reflecting reduced Sarbanes-Oxley section 404 compliance costs in the current period and $24 thousand in stationery and supplies compared to the comparable period of 2005.

     Income Taxes. Income tax expense increased $52 thousand to $255 thousand for the three months ended June 30, 2006 as compared to $203 thousand for the same period in 2005. The increase is a result of the Company’s increase in income and the Company’s having exhausted all of the NOL carryforwards from prior years.

     For the six months ended June 30, 2006 income tax expense increased $271 thousand to $525 thousand as compared to $254 thousand for the same period in 2005. The increase is a result of the Company’s increase in income and the Company’s having exhausted all of the NOL carryforwards from prior years.

Back to Contents

FINANCIAL CONDITION

June 30, 2006 as compared to December 31, 2005

     Total assets increased $11.7 million at June 30, 2006, to $257.6 million from total assets of $245.9 million at December 31, 2005. Increases in total assets include increases of $12.3 million in net loans, $127 thousand in loans held for sale, $839 thousand in investment securities held to maturity and $38 thousand in cash and cash equivalents. Total deposits increased $10.8 million from $208.2 million at year-end 2005 to $219.0 million at June 30, 2006. Federal Home Loan Bank advances decreased by $100 thousand to $10.5 million for the first six months of 2006 from $10.6 million at December 31, 2005.

     Total loans, net at June 30, 2006 increased $12.3 million to $177.4 million from $165.1 million at year-end 2005. The increase in and composition of the loan portfolio, by category, as of June 30, 2006 compared to December 31, 2005 is as follows: Commercial real estate loans increased $8.4 million, or 15.9% to $61.2 million, commercial loans increased by $1.1 million or 1.4% to $79.4 million, home equity loans increased by $2.7 million, or 9.2% to $32.0 million and residential mortgage loans increased by $65 thousand, or 1.0%, to $6.3 million. Installment loans increased by $172 thousand, or 26.4%, to $823 thousand.

     The following schedule presents the components of loans, net of unearned income, for each period presented:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial and Industrial	$79,405	44.2%	$78,299	46.8%
Real Estate-Non Residential Properties	61,151	34.0%	52,802	31.6%
Residential Properties (1-4 Family)	6,290	3.5%	6,225	3.7%
Consumer and installment	823	0.5%	651	0.4%
Home equity	32,010	17.8%	29,324	17.5%

Gross loans	179,679	100.0%	167,301	100.0%

Less: Net deferred fees	143		154

Total loans	179,536		167,147
Less: Allowance for loan losses	2,095		2,029

Net Loans	$177,441		$165,118

      There were no federal funds sold at June 30, 2006 and December 31, 2005. During 2006, deposits were used to fund the loan portfolio as deposits kept pace with loan demand.

      Securities available for sale decreased $2.4 million, or 7.5%, from $31.9 million at year-end 2005 to $29.5 million at June 30, 2006. Securities held to maturity increased $839 thousand, or 8.5%, from $9.4 million at December 31, 2005 to $10.2 million at June 30, 2006. The Company purchased $8.0 million in new securities in the first six months of 2006 and $9.0 million in securities matured, were called or were prepaid. There was $870 thousand in recorded unrealized losses, net of taxes, in the available for sale portfolio and $29 thousand in net amortization expenses during the first six months of 2006.

      Total year to date average deposits increased $24.8 million, or 13.5%, to $209.1 million during the first six months of 2006 from the twelve-month average of $184.3 million for the year ended December 31, 2005. NOW deposits increased by $10.2 million, savings deposits decreased by $470 thousand, and demand deposits increased by $4.0 million. Money market deposits increased $11.5 million and time deposits decreased $285 thousand. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

      Federal Home Loan Bank advances decreased by $100 thousand to $10.5 million at June 30, 2006 from $10.6 million at December 31, 2005.

ASSET QUALITY

      At June 30, 2006 and December 31, 2005 the Company had no non-accrual loans. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

     The following table provides information regarding risk elements in the loan portfolio:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Non-accrual loans	$—	$—
Non-accrual loans to total loans	0.00%	0.00%
Non-performing assets to total assets	0.00%	0.00%
Allowance for loan losses
as a % of non-performing loans	NM	NM
Allowance for loan losses to total loans	1.17%	1.21%

Back to Contents

Non-Performing Assets

      Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank did not have any non-performing assets at June 30, 2006 and December 31, 2005.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is maintained at a level considered adequate to provide for probable incurred loan losses. The level of the allowance is based on management's evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Provisions are charged to expense and the allowance is reduced by charge-offs, net of recoveries, and is increased by the provision. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company’s allowance for loan losses.

      At June 30, 2006, the allowance for loan losses increased $66 thousand to $2.1 million from $2.0 million at December 31, 2005. There were $2 thousand in charge offs and $0 in recoveries reported in the first six months of 2006. The allowance for loan losses as a percentage of total loans was 1.17% at June 30, 2006 compared to 1.21% at December 31, 2005.

LIQUIDITY MANAGEMENT

      At June 30, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

      At June 30, 2006, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $39.9 million, which represents 15.5% of total assets and 17.4% of total deposits and borrowings.

      It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $64.4 million (subject to available qualified collateral, with current borrowings of $10.5 million outstanding from the FHLB at June 30, 2006). At June 30, 2006 outstanding commitments to extend credit were $98.7 million and available line of credit balances totaled $16.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

      Total stockholders’ equity increased to $27.1 million at June 30, 2006. Activity in stockholders’ equity consisted of an increase in retained earnings of $792 thousand which represents the net income earned during the first six months of 2006 off-set by cash dividend payments of $168 thousand. Accumulated comprehensive loss increased by $563 thousand resulting from a net change in unrealized loss on securities available for sale. Common stock also increased by $1.5 million from the exercise of warrants and stock options during the first six months of 2006.

      At June 30, 2006 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at June 30, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$20,945	8.57%	$9,777	4.00%
Tier 1 – Risk Based	$20,945	9.36%	$8,949	4.00%
Total Risk – Based	$23,040	10.30%	$17,898	8.00%

The Company:
Leverage Capital	$26,732	10.94%	$9,777	4.00%
Tier 1 – Risk Based	$26,732	11.95%	$8,949	4.00%
Total Risk-Based	$28,827	12.88%	$17,898	8.00%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable – the Registrant did not repurchase any equity securities during the quarter ended June 30, 2006, and has no repurchase plans in effect.

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     On April 26, 2006, the Registrant held its annual meeting of shareholders. Shareholders were asked to elect members of the Company’s Board of Directors whose terms expired. The results were as follows:

Nominees:	For	Withold Authority

Desmond V. Lloyd	2,891,213	893
Paul F. Lozier	2,891,213	893
Stewart E. McClure, Jr.	2,891,090	1,016
Thompson H. McDaniel	2,891,213	893

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

SOMERSET HILLS BANCORP

Date: August 4, 2006	By:/s/ Gerard Riker

GERARD RIKER
Executive Vice President and
Chief Financial Officer