Form 10QSB
period 2006-09-30
SOMERSET HILLS BANCORP
filed 2006-11-13
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2006 there were 4,165,609 shares of common stock, no par value, outstanding.

Back to Index

SOMERSET HILLS BANCORP

FORM 10-QSB

Back to Index

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS

Cash and due from banks	$8,517	$10,218
Interest bearing deposits at other banks	1,683	103
Federal funds sold	14,800	—

Total cash and cash equivalents	25,000	10,321
Loans held for sale	6,077	15,380
Investment securities held to maturity (Approximate market value of $10,794 in 2006 and $9,372 in 2005)	10,694	9,366
Investment securities available-for-sale	32,903	31,899
Loans receivable	180,749	167,301
Less: allowance for Loan Losses	(2,170)	(2,029)
Deferred fees	(135)	(154)

Net loans receivable	178,444	165,118
Premises and equipment, net	6,230	4,679
Goodwill, net	1,191	1,191
Bank owned life insurance	5,679	5,533
Accrued interest receivable	1,387	1,135
Deferred tax asset	760	889
Other assets	307	415

Total assets	$268,672	$245,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$42,533	$45,667
Interest bearing deposits-NOW, money market and savings	157,537	141,846
Certificates of deposit, under $100,000	18,380	14,034
Certificates of deposit, $100,000 and over	18,361	6,697

Total deposits	236,811	208,244

Federal Home Loan Bank advances	—	10,600
Accrued interest payable	648	252
Taxes payable	70	760
Other liabilities	929	765

Total liabilities	238,458	220,621

STOCKHOLDERS’ EQUITY:

Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 Shares of no par value; issued and outstanding, 3,908,912 shares in 2006 and 3,426,289 in 2005	28,226	24,389
Retained earnings	2,358	1,223
Accumulated other comprehensive loss	(370)	(307)

Total stockholders’ equity	30,214	25,305

Total liabilities and stockholders’ equity	$268,672	$245,926

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

INTEREST INCOME
Loans, including fees	$3,602	$2,663	$10,024	$7,108
Investment securities	489	356	1,406	823
Federal funds sold	27	72	50	171
Interest bearing deposits with other banks	8	14	24	28

Total interest income	4,126	3,105	11,504	8,130

INTEREST EXPENSE
Deposits	1,576	877	4,049	2,127
Federal funds purchased	—	—	1	—
Federal Home Loan Bank advances	113	20	253	52

Total interest expense	1,689	897	4,303	2,179

Net interest income	2,437	2,208	7,201	5,951

Provision for loan losses	75	192	201	249

Net interest income after provision for loan losses	2,362	2,016	7,000	5,702

NON-INTEREST INCOME
Service fees on deposit accounts	67	67	217	203
Gains on sales of mortgage loans, net	657	677	1,476	1,621
Loss on sale of investment securities	—	(2)	—	(2)
Other income	117	107	332	307

Total non-interest income	841	849	2,025	2,129

NON-INTEREST EXPENSE
Salaries and employee benefits	1,290	1,099	3,646	3,103
Occupancy expense	390	347	1,178	1,061
Advertising and business promotion	136	117	437	397
Stationery and supplies	59	53	163	180
Data Processing	112	99	318	280
Other operating expense	347	420	929	1,220

Total Non-Interest Expense	2,334	2,135	6,671	6,241

Income before provision for income taxes	869	730	2,354	1,590

Provision for Income Taxes	296	273	821	527

Net income	$573	$457	$1,533	$1,063

Per share data
Net income basic	$0.15	$0.13	$0.43	$0.31

Net income diluted	$0.13	$0.12	$0.37	$0.27

See accompanying notes to unaudited consolidated financial statements

Back to Index

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive loss	Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2005	$24,389	$1,223	$(307)	$—	$25,305

Net income for the period	—	1,533	—	1,533	1,533
Other comprehensive income, net of tax benefit of $51	—	—	(63)	(63)	(63)
Cash dividend paid	—	(398)	—	—	(398)
Exercise of common stock warrants	3,538	—	—	—	3,538
Exercise of common stock options	299	—	—	—	299

Total comprehensive income				$1,470

Balance September 30, 2006	$28,226	$2,358	$(370)		$30,214

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP

CONSOLIDATED STATEMENTS

OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,

	2006	2005

OPERATING ACTIVITIES:
Net income	$1,533	$1,063
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	425	436
Provision for loan losses	201	249
Loss on sale of investment securities	—	2
Mortgage loans originated for sale	(221,397)	(235,452)
Proceeds from mortgage loan sales	232,176	235,771
Gain on sale of mortgage loans	(1,476)	(1,621)
Increase in accrued interest receivable	(252)	(379)
Decrease (Increase) in other assets	108	(107)
Increase in accrued interest payable	396	85
(Decrease) increase in other liabilities	(526)	415

Net cash provided by operating activities	11,188	462

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(13,216)	(14,057)
Purchase of investment securities held to maturity	(1,359)	(3,248)
Maturity and payments of investment securities available-for-sale	12,266	2,036
Maturity and payments of investment securities held to maturity	—	998
Proceeds from sale of investment securities held to maturity	—	478
Net increase in loans receivable	(13,527)	(24,979)
Purchases of premises and equipment	(1,933)	(304)
Increase in bank owned life insurance	(146)	(143)

Net cash used in investing activities	(17,915)	(39,219)

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	12,557	52,843
Net increase (decrease) in certificates of deposit	16,010	(1,040)
Federal Home Loan Bank advances	1,135,550	12,300
Repayments of Federal Home Loan Bank advances	(1,146,150)	(14,500)
Cash dividends paid	(398)	(61)
Exercise of warrants and stock options	3,837	442

Net cash provided by financing activities	21,406	49,984

Net Increase in cash and cash equivalents	14,679	11,227
Cash and cash equivalents at beginning of period	10,321	5,085

Cash and cash equivalents at end of period	$25,000	$16,312

Supplemental information:
Cash paid during the year for:
Interest	$3,907	$2,094
Income taxes	$1,511	$324

See accompanying notes to unaudited consolidated financial statements

Back to Index

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies
a)	Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2006, the Bank operates five banking offices: its main office, located in Somerset County, New Jersey, three branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Morristown, New Jersey. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Nine Months Ended, September 30, 2006			Nine Months Ended, September 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common Stockholders	$1,533	3,585	$0.43	$1,063	3,393	$0.31

Effect of dilutive securities:
Options/warrants	—	567		—	525

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$1,533	4,152	$0.37	$1,063	3,918	$0.27

	Three Months Ended, September 30, 2006			Three Months Ended, September 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common Stockholders	$573	3,719	$0.15	$457	3,410	$0.13

Effect of dilutive securities:
Options/warrants	—	572		—	483

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$573	4,291	$0.13	$457	3,893	$0.12

Back to Index

c)	Comprehensive Income

The components of other comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Net income	$573	$457	$1,533	$1,063
Change in unrealized holding gains (losses) on available for sale securities	(308)	(82)	(63)	(40)

Net unrealized losses	(308)	(82)	(63)	(40)

Other comprehensive income	$265	$375	$1,470	$1,023

d)	Stock-Based Compensation

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

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price

Outstanding at December 31, 2005	620,619	$8.18

Granted	2,625	13.44
Exercised	(37,002)	8.08
Forfeited	(1,406)	10.71

Outstanding at September 30, 2006	584,836	$8.20

Exercisable as of September 30, 2006	582,211	$8.18

Proceeds received from the exercise of stock options were approximately $299 thousand and $40 thousand for the first nine months of 2006 and 2005, respectively. The total stock-based compensation expense for the first nine months of 2006 was approximately $12 thousand.

At September 30, 2006, the Company has three stock-based plans. The Company accounts for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30		Nine Months Ended September 30

	(Dollars in thousands)		(Dollars in thousands)

	2006	2005	2006	2005

Net income, as reported	$573	$457	$1,533	$1,063
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	N/A	(24)	N/A	(78)

Pro forma net income	$573	$433	$1,533	$985

Net income per share:
Basic-as reported	$0.15	$0.13	$0.43	$0.31
Basic-pro forma	N/A	$0.13	N/A	$0.29

Diluted-as reported	$0.13	$0.12	$0.37	$0.27
Diluted-pro forma	N/A	$0.11	N/A	$0.25

Back to Index

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

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings, The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

Staff Accounting Bulletin No.108 (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. Management is currently evaluating the impact of SAB 108 on the Company’s consolidated financial statements.

In July 2006, the Emerging Issues Task Force (“EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy.

In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2006 the Company owned $5.7 million of bank owned life insurance. Management is still evaluating the impact of the adoption of EITF Issue No.06-4 and will closely monitor the accounting guidance from FASB on computing the postretirement benefit liability.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 “Accounting for certain Hybrid Financial Insruments” (“SFAS No. 155”), which amends FASB Statements No. 133, “Accounting For Derivative Instruments and Hedging Activities” and No. 140, “Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Management is currently evaluating the impact of SFAS No. 155 on the Company’s consolidated financial statements.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2006 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$4,184	$222	$(280)	$4,126
Interest expense	1,689	280	(280)	1,689
Provision for loan losses	75	—	—	75
Non-interest income	205	657	(21)	841
Non-interest expense	2,098	553	(21)	2,630
Net income	527	46	—	573

Total assets	$267,167	$10,034	$(8,529)	$268,672

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

Back to Index

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2006 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$11,610	$524	$(630)	$11,504
Interest expense	4,303	630	(630)	4,303
Provision for loan losses	201	—	—	201
Non-interest income	612	1,476	(63)	2,025
Non-interest expense	6,061	1,494	(63)	7,492
Net income (loss)	1,657	(124)	—	1,533

Total assets	$267,167	$10,034	$(8,529)	$268,672

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

Back to Index

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2006 and September 30, 2005

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

OVERVIEW

For the three months ended September 30, 2006, the Company realized a $116 thousand increase in net income over the comparable period of 2005. For the three months ended September 30, 2006, net income was $573 thousand or $0.15 basic and $0.13 diluted earnings per share, compared to $457 thousand, or $0.13 basic and $0.12 diluted earnings per share for the same period in 2005.

For the nine months ended September 30, 2006 net income was $1.5 million, a $470 thousand increase from $1.1 million reported for the same period in 2005. Basic and diluted earnings per share were $0.43 and $0.37, respectively, compared to $0.31 basic and $0.27 diluted earnings per share for the same period in 2005.

The results reflect a substantial increase in interest income due primarily to the growth in the loan and investment portfolios. This increase in interest income was partially off-set by an increase in interest expense, a decrease in gain on sales of mortgage loans, an increase in tax provision and an increase in non-interest expense.

At September 30, 2006, total assets were $268.7 million, an increase of $22.8 million from total assets of $245.9 million at year end 2005.The increase includes an increase of $13.3 million in loans and a $1.3 million increase in securities held to maturity. Interest bearing deposits at other banks increased $1.6 million. These increases were partially off-set by a decrease of $9.3 million in loans held for sale.

The changes reflect the Bank’s continued growth and the investment of increased deposits in all asset types. The decrease in loans held for sale reflects reduced origination activity by the Bank’s mortgage company subsidiary due to the current higher market rates of interest for mortgage loans and reduced refinancing activity.

RESULTS OF OPERATIONS

Interest Income. Total interest income increased $1.0 million, or 32.3% to $4.1 million for the quarter ended September 30, 2006 from $3.1 million for the same period in 2005. The increase reflects an increase of $33.1 million in average third quarter interest earning assets from $207.0 million in 2005 to $240.1 million in 2006. The average loan balance increased 22.9% from $148.8 million to $182.9 million from the third quarter 2005 to third quarter 2006. The average balance of investment securities increased by $5.7 million, or 16.2%, to $40.8 million in the third quarter of 2006 from $35.1 million in the third quarter of 2005. The average balance of federal funds sold decreased $6.7 million, or 77.0%, to $2.0 million during the quarter of 2006 compared to $8.7 million during the third quarter of 2005. Augmenting the increase in average earning assets was an 87 basis point increase in average rate earned from 5.95% during the third quarter of 2005 to 6.82% in the third quarter of 2006. The increase in rates had the greatest effect on federal funds sold and due from banks. The average rate earned on federal funds sold increased by 194 basis points to 5.23% in the third quarter of 2006 from 3.29% during the third quarter of 2005. The rate earned on due from banks increased 106 basis points to 4.74% in the third quarter of 2006 from 3.68% during the third quarter of 2005. The average rate earned on loans increased 75 basis points to 7.34% for the third quarter of 2006 from 6.59% in the third quarter of 2005. The average rate earned on investment securities increased 73 basis points to 4.75% for the third quarter of 2006 from 4.02% for the third quarter of 2005. The average rate earned on loans held for sale increased by 48 basis points for the third quarter of 2006 to 6.41%, from 5.93% for the third quarter of 2005. The increase in rates earned reflects the current market trend of higher interest rates.

For the nine months ended September 30, 2006 interest income increased $3.4 million, or 42.0%, to $11.5 million from $8.1 million for the same period in 2005. This increase was primarily attributable to an increase of 89 basis points in the average rate earned on interest earning assets to 6.70% during the first nine months of 2006 from 5.81% in the first nine months of 2005. In addition, the average balance of interest earning assets increased by $42.6 million, or 22.8%, to $229.7 million for the nine months ended September 30, 2006 from $187.1 million in the year ago period. The average balance in the loan portfolio increased $37.5 million from $138.9 million to $176.4 million, and average investment securities increased $11.8 million from $28.6 million to $40.4 million during the first nine months of 2006 over the same period in 2005. These increases were partially offset by a decrease of $6.7 million in average federal funds sold from $8.0 million to $1.3 million during the first nine months of 2006 over the same period in 2005.

Back to Index

Interest Expense. The Company’s interest expense for the third quarter of 2006 increased $792 thousand, or 88.3% to $1.7 million from $897 thousand in the third quarter of 2005. This increase was the result of an increase in the average balance of interest bearing liabilities of $30.5 million, or 19.5% to $187.3 million during the third quarter of 2006 from $156.8 million in the same period of 2005. The average cost of funds increased 131 basis points to 3.58% for the third quarter of 2006 from 2.27% in the third quarter of 2005. Interest expense on interest bearing demand deposits increased $420 thousand or 72.4% to $1.0 million in the third quarter of 2006 from $580 thousand in the third quarter in 2005. Interest expense on savings deposits increased $8 thousand or 33.3% while interest expense on money market deposits increased $150 thousand or 223.9%. Interest expense on time deposits increased $122 thousand or 59.2% in the third quarter of 2006 compared to the same period in 2005 and the average rate increased to 4.28% in the current period from 3.49% in the third quarter of 2005, reflecting the repricing of the time deposit portfolio to higher rates as time deposits originated during prior periods matured. Interest bearing demand deposit average balances have grown $8.8 million, or 8.1%, from $108.0 million during the third quarter of 2005 to $116.8 million in the third quarter of 2006. The interest expense on interest bearing demand deposits increased $420 thousand from the third quarter of 2005, while the average interest rate paid increased 127 basis points from 2.13% to 3.40% during the same periods. Average savings deposits decreased $756 thousand while the average rate paid increased 57 basis points from 1.19% in the third quarter of 2005 to 1.76% in the third quarter of 2006. Average borrowed funds increased to $6.1 million in the third quarter of 2006 from $2.1 million in the third quarter of 2005, while the rate increased from 3.49% to 4.28%. The interest expense on money market deposits increased $150 thousand from the third quarter of 2005 to the third quarter of 2006 while the average interest rate paid increased 177 basis points to 3.49% during the third quarter of 2006 from 1.72% in the third quarter of 2005. The average balance increased $9.3 million to $24.7 million from $15.4 million during the same period.

For the nine months ended September 30, 2006 interest expense increased $2.1 million, or 95.5% to $4.3 million from $2.2 million for the same period last year. The average balance of interest bearing liabilities increased $36.0 million, or 25.4% to $177.5 million during the first nine months of 2006. Interest expense on time deposits increased $163 thousand, or 27.1% to $765 thousand as the average balance in time deposits increased $1.6 million to $25.4 million in the first nine months of 2006 compared to the same period in 2005. Interest bearing demand deposit average balances increased $16.7 million, or 17.5% from $95.7 million during the first nine months of 2005 to $112.4 million in the first nine months of 2006. The interest expense on interest bearing demand deposits increased $1.3 million from the first nine months of 2005, while the average interest rate paid increased 122 basis points from 1.84% to 3.06% . Average savings deposits reflect an increase of $75 thousand, or 1.1%, in average balances while the average rate paid increased 50 basis points from 1.00% in the first nine months of 2005 to 1.50% in the first nine months of 2006. Average borrowed funds increased to $6.8 million in the first nine months of 2006 from $1.8 million in the first nine months of 2005, while the rate increased from 3.96% to 5.00%. Average federal funds purchased increased to $18 thousand in the first nine months of 2006 from $0 in the first nine months of 2005. The interest expense on Money Market deposits increased $482 thousand in the first nine months of 2006 while the average interest rate paid increased 173 basis points to 3.25% during the first nine months of 2006 from 1.52% in the first nine months of 2005. The average balance increased $12.6 million to $26.3 million from $13.7 million during the same period.

The increases in rates paid on various deposit products and other borrowings over both the three and nine month periods reflect increasing market rates of interest and the competitive deposit generating environment within the Company’s New Jersey market.

Back to Index

The following tables presents a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three and nine months ended September 30, 2006 and 2005. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Comparative Average Balance Sheets Three Months Ended September 30,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$700	$8	4.74%	$1,487	$14	3.68%
Loans	182,852	3,381	7.34%	148,810	2,471	6.59%
Loans held for sale	13,700	221	6.41%	12,873	192	5.93%
Investment securities(1)	40,841	489	4.75%	35,143	356	4.02%
Fed funds sold	2,044	27	5.23%	8,673	72	3.29%

Total interest earning assets	240,137	4,126	6.82%	206,986	3,105	5.95%
Non-interest earning assets	22,660			19,273
Allowance for loan losses	(2,137)			(1,747)

Total Assets	$260,660			$224,512

Liabilities and Equity
Interest bearing demand deposits	$116,806	$1,000	3.40%	$108,048	$580	2.13%
Savings	7,107	31	1.76%	7,862	24	1.19%
Money Market	24,690	217	3.49%	15,403	67	1.72%
Certificates of deposits	30,416	328	4.28%	23,391	206	3.49%
FHLB advances/ other borrowings	8,246	113	5.42%	2,102	20	3.85%

Total interest bearing liabilities	187,265	1,689	3.58%	156,806	897	2.27%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	43,397			41,587
Other liabilities	1,514			1,780

Total Liabilities	232,176			200,173
Stockholders’ Equity	28,484			24,339

Total Liabilities and Stockholders’ Equity	$260,660			$224,512

Net Interest Income		$2,437			$2,208

Net Interest Spread			3.24%			3.68%
Net Interest Margin			4.03%			4.23%

(1) Includes FHLB stock and interest-bearing deposits

Back to Index

	Comparative Average Balance Sheets Nine Months Ended September 30,

	2006			2005

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$713	$24	4.57%	$1,244	$28	2.99%
Loans	176,435	9,501	7.20%	138,867	6,654	6.41%
Loans held for sale	10,839	523	6.46%	10,453	454	5.82%
Investment securities(1)	40,426	1,406	4.65%	28,598	823	3.85%
Fed funds sold	1,330	50	5.02%	7,983	171	2.86%

Total interest earning assets	229,743	11,504	6.70%	187,145	8,130	5.81%
Non-interest earning assets	21,378			18,458
Allowance for loan losses	(2,082)			(1,675)

Total Assets	$249,039			$203,928

Liabilities and Equity
Interest bearing demand deposits	$112,400	$2,572	3.06%	$95,688	$1,320	1.84%
Savings	6,636	74	1.50%	6,561	49	1.00%
Money Market	26,265	638	3.25%	13,685	156	1.52%
Certificates of deposits	25,431	765	4.02%	23,778	602	3.39%
Federal funds purchased	18	1	4.69%	—	—	—%
FHLB advances/ other borrowings	6,767	253	5.00%	1,772	52	3.96%

Total interest bearing liabilities	177,517	4,303	3.24%	141,484	2,179	2.06%
Non-Interest Bearing Liabilities:
Non-interest bearing deposits	42,884			37,569
Other liabilities	1,505			1,135

Total Liabilities	221,906			180,188
Stockholders’ Equity	27,133			23,740

Total Liabilities and Stockholders’ Equity	$249,039			$203,928

Net Interest Income		$7,201			$5,951

Net Interest Spread			3.46%			3.75%
Net Interest Margin			4.20%			4.25%

(1) Includes FHLB stock and interest-bearing deposits

Net-Interest Income. The net interest income for the third quarter of 2006 increased $229 thousand over the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment. In addition, the majority of the increase in the Company’s deposit portfolio was in lower costing interest bearing liabilities. The net interest spread decreased by 44 basis points to 3.24% and the net yield on interest-earning assets increased 87 basis points to 6.82%. The yield on interest bearing liabilities increased by 131 basis points to 3.58% in the third quarter of 2006 compared to the same period last year.

Net interest income for the nine months ended September 30, 2006 increased $1.3 million, or 21.0%, over the same period last year. The net interest spread decreased 29 basis points and the net yield on interest earning assets increased by 89 basis points between the first nine-month periods of 2006 and 2005. The cost of interest bearing liabilities increased by 118 basis points to 3.24% in the first nine months of 2006 compared to the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment.

Provision for Loan Losses. For the three months ended September 30, 2006 the provision for loan losses was $75 thousand compared to $192 thousand for the quarter ended September 30, 2005. The decrease was the result of a decrease in loans originated during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The provision for loan losses was $201 thousand for the nine months ended September 30, 2006 as compared to $249 thousand for the nine months ended September 30, 2005. The decrease was the result of a decrease in loans originated during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The provision for loan losses reflects management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimatable. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

Back to Index

Non-Interest Income. Non-interest income decreased by 1.0% or $8 thousand in the third quarter of 2006 to $841 thousand from $849 thousand in the third quarter of 2005. The decrease in non-interest income is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $20 thousand, or 3.0% to $657 thousand in the third quarter of 2006 compared to $677 thousand in the third quarter of 2005. This decrease is attributable to the decrease in mortgage loans originated for sale by our mortgage company subsidiary. Mortgage loans originated for sale decreased $18.7 million to $83.7 million in the third quarter of 2006 from $102.4 million in the third quarter of 2005, reflecting higher market rates of interest for mortgage loans and reduced refinancing activity. Other components of non-interest income include fees on deposit accounts, which remained constant at $67 thousand in the third quarter of 2006 and 2005. Other income increased by $10 thousand, or 9.3% to $117 thousand in the third quarter of 2006 from $107 thousand in the third quarter of 2005.

For the nine months ended September 30, 2006, non-interest income decreased $104 thousand, or 4.8% to $2.0 million from $2.1 million for the same period in 2005. The decrease in non-interest income for the first nine months of 2006 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $145 thousand, or 8.9% to $1.5 million in the first nine months of 2006 compared to $1.6 million in the first nine months of 2005. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $14.1 million to $221.4 million in the first nine months of 2006 from $235.5 million in first nine months of 2005, reflecting higher market rates of interest for mortgage loans and reduced refinancing activity. Other components of non-interest income include fees on deposit accounts, which increased $14 thousand or 6.9% to $217 thousand in the first nine months of 2006 from $203 thousand in the same period of 2005. Other income increased by $25 thousand, or 8.1% to $332 thousand in the first nine months of 2006 from $307 thousand in the first nine months of 2005.

Non-Interest Expense. For the quarter ended September 30, 2006, non-interest expense increased $199 thousand from the same period last year. The increase in non-interest expense in the third quarter of 2006 was attributable to an increase of $191 thousand in salaries and benefits, $43 thousand in occupancy expense, $19 thousand in advertising and business promotions, $6 thousand in stationery and supplies and $13 thousand in data processing compared to the comparable period of 2005 These increases were partially off-set by a decrease of $73 thousand in other operating expense, reflecting reduced Sarbanes-Oxley section 404 compliance costs in the current period.

For the nine months ended September 30, 2006, non-interest expense increased $430 thousand from the same period last year. The increase in non-interest expense in the first nine months of 2006 was attributable to an increase of $543 thousand in salaries and benefits, $117 thousand in occupancy expense, $40 thousand in advertising and business promotions and $38 thousand in data processing over the comparable period of 2005. These increases were partially off-set by a decrease of $291 thousand in other operating expense, reflecting reduced Sarbanes-Oxley section 404 compliance costs in the current period and $17 thousand in stationery and supplies compared to the comparable period of 2005.

Income Taxes. Income tax expense increased $23 thousand to $296 thousand for the three months ended September 30, 2006 as compared to $273 thousand for the same period in 2005. The increase is a result of the Company’s increase in income and the Company’s having exhausted all of the NOL carryforwards from prior years. The effective tax rate for the three months ended September 30, 2006 was 34.1% compared to 37.4% for the three months ended September 30, 2005.

For the nine months ended September 30, 2006 income tax expense increased $294 thousand to $821 thousand as compared to $527 thousand for the same period in 2005. The increase is a result of the Company’s increase in income and the Company’s having exhausted all of the NOL carryforwards from prior years. The effective tax rate for the nine months ended September 30, 2006 was 34.9% compared to 33.1% for the nine months ended September 30, 2005.

Back to Index

FINANCIAL CONDITION

September 30, 2006 as compared to December 31, 2005

Total assets increased $22.8 million at September 30, 2006, to $268.7 million from total assets of $245.9 million at December 31, 2005. Increases in total assets include increases of $13.3 million in net loans, $1.3 million in investment securities held to maturity and $14.7 million in cash and cash equivalents. Total deposits increased $28.6 million from $208.2 million at year-end 2005 to $236.8 million at September 30, 2006. Federal Home Loan Bank advances decreased by $10.6 million to $0 for the first nine months of 2006 from $10.6 million at December 31, 2005.

Total loans, net at September 30, 2006 increased $13.3 million to $178.4 million from $165.1 million at year-end 2005. The increase in and composition of the loan portfolio, by category, as of September 30, 2006 compared to December 31, 2005 is as follows: Commercial real estate loans increased $6.4 million, or 12.1% to $59.2 million, commercial loans decreased by $739 thousand or 0.9% to $77.6 million, home equity loans increased by $6.4 million, or 21.8% to $35.7 million and residential mortgage loans increased by $1.2 million, or 19.0%, to $7.4 million. Installment loans increased by $208 thousand, or 32.0%, to $859 thousand.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	September 30, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)
Commercial and Industrial	$77,560	42.9%	$78,299	46.8%
Real Estate-Non Residential Properties	59,202	32.7%	52,802	31.6%
Residential Properties (1-4 Family)	7,408	4.1%	6,225	3.7%
Consumer and installment	859	0.5%	651	0.4%
Home equity	35,720	19.8%	29,324	17.5%

Gross loans	180,749	100.0%	167,301	100.0%

Less: Net deferred fees	135		154

Total loans	180,614		167,147
Less: Allowance for loan losses	2,170		2,029

Net Loans	$178,444		$165,118

Federal funds sold increased by $14.8 million to $14.8 million at September 30, 2006 from $0 at December 31, 2005. During 2006, deposits grew faster than loans and these funds were used mostly to pay off borrowings and invested in federal funds sold and interest bearing deposits at other banks.

Securities available for sale increased $1.0 million, or 3.1%, from $31.9 million at year-end 2005 to $32.9 million at September 30, 2006. Securities held to maturity increased $1.3 million, or 13.8%, from $9.4 million at December 31, 2005 to $10.7 million at September 30, 2006. The Company purchased $14.6 million in new securities in the first nine months of 2006 and $12.2 million in securities matured, were called or were prepaid. There was $370 thousand in recorded unrealized losses, net of taxes, in the available for sale portfolio and $43 thousand in net amortization expenses during the first nine months of 2006.

Total year to date average deposits increased $29.3 million, or 15.9%, to $213.6 million during the first nine months of 2006 from the twelve-month average of $184.3 million for the year ended December 31, 2005. NOW deposits increased by $12.4 million, savings deposits decreased by $230 thousand, and demand deposits increased by $4.3 million. Money market deposits increased $10.7 million and time deposits increased $2.2 million. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

Federal Home Loan Bank advances decreased by $10.6 million to $0 at September 30, 2006 from $10.6 million at December 31, 2005 as the Bank used deposits in excess of loan demand to pay down these borrowings.

ASSET QUALITY

At September 30, 2006 non accrual loans increased $236 thousand from $0 at December 31, 2005. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	September 30, 2006	December 31, 2005

	(dollars in thousands)

Non-accrual loans	$236	$—
Non-accrual loans to total loans	0.13%	0.00%
Non-performing assets to total assets	0.09%	0.00%
Allowance for loan losses as a % of non-performing loans	819%	NM
Allowance for loan losses to total loans	1.20%	1.21%

Back to Index

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $236 thousand in non-performing assets at September 30, 2006 and $0 at December 31, 2005.

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

At September 30, 2006, the allowance for loan losses increased $141 thousand to $2.2 million from $2.0 million at December 31, 2005. There were $2 thousand in charge offs and $0 in recoveries reported in the first nine months of 2006. There was also a transfer of $58 thousand to reserve for unfunded loan commitments. The allowance for loan losses as a percentage of total loans was 1.20% at September 30, 2006 compared to 1.21% at December 31, 2005.

LIQUIDITY MANAGEMENT

At September 30, 2006, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 2006, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $57.9 million, which represents 21.6% of total assets and 24.5% of total deposits and borrowings.

It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $67.2 million (subject to available qualified collateral, with no current borrowings outstanding from the FHLB at September 30, 2006). At September 30, 2006 outstanding commitments to extend credit were $97.3 million and available line of credit balances totaled $16.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $30.2 million at September 30, 2006. Activity in stockholders’ equity consisted of an increase in retained earnings of $1.1 million which represents the net income earned during the first nine months of 2006 of $1.5 million off-set by cash dividend payments of $398 thousand. Accumulated comprehensive loss increased by $63 thousand resulting from a net change in unrealized loss on securities available for sale. Common stock also increased by $3.8 million from the exercise of warrants and stock options during the first nine months of 2006.

At September 30, 2006 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2006, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$21,524	8.32%	$10,353	4.00%
Tier 1 – Risk Based	$21,524	9.48%	$9,086	4.00%
Total Risk - Based	$23,694	10.43%	$18,172	8.00%
The Company:
Leverage Capital	$29,393	11.36%	$10,353	4.00%
Tier 1 - Risk Based	$29,393	12.94%	$9,086	4.00%
Total Risk-Based	$31,563	13.90%	$18,172	8.00%

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable – the Registrant did not repurchase any equity securities during the quarter ended September 30, 2006, and has no repurchase plans in effect.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

None

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

SOMERSET HILLS BANCORP
Date: November 8, 2006	By: /s/ Gerard Riker

GERARD RIKER Executive Vice President and Chief Financial Officer