Form 10-K
period 2006-12-31
SOMERSET HILLS BANCORP
filed 2007-03-21
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 000-50055

SOMERSET HILLS BANCORP
(Exact Name of registrant as specified in its charter)
New Jersey (State of other jurisdiction of incorporation or organization)	22-3768777 (I. R. S. Employer Identification No.)

155 Morristown Road, Bernardsville, NJ (Address of principal executive offices)	07924 (Zip Code)
(908) 221-0100 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                              Name of each exchange on which registered

Common Stock, no par value           Nasdaq

Securities registered under Section 12(g) of the Exchange Act:         None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [ X ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of June 30, 2006, the aggregate market value of voting and non-voting equity held by non-affiliates was $39.6 million.

As of March 9th, 2007 there were 4,760,425 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

10-K Item	Document Incorporated
Item 10.	Directors and Executive Officers of the Registrant	Proxy Statement for 2007 Annual Meeting of Shareholders to be filed no later than April 30, 2007.
Item 11.	Executive Compensation	Proxy Statement for 2007 Annual Meeting of Shareholders to be filed no later than April 30, 2007.
Item 12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters	Proxy Statement for 2007 Annual Meeting of Shareholders to be filed no later than April 30, 2007.
Item 13.	Certain Relationships and Related Transactions	Proxy Statement for 2007 Annual Meeting of Shareholders to be filed no later than April 30, 2007.
Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2007 Annual Meeting of Shareholders to be filed no later than April 30, 2007.

PART I

ITEM 1. — DESCRIPTION OF BUSINESS

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

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 155 Morristown Road, Bernardsville, New Jersey, and its additional four branch offices located in Madison, Mendham, Morristown and Summit, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. (“Sullivan”). Sullivan operates out of its main office in West Orange, New Jersey. The Company considers Sullivan to be a separate business segment.

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

We separate our business into two reporting segments: retail banking and mortgage banking. For financial information on our business segments, see Note 13 to the accompanying Financial Statements.

Business of the Bank

The Bank conducts a traditional commercial banking business and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Bank’s lending activities are oriented to the small-to-medium sized business, high net worth individuals, professional practices and consumer and retail customers living and working primarily in the Bank’s market area of Somerset, Morris and Union Counties, New Jersey. The Bank offers the commercial, consumer, and mortgage-lending products typically offered by community banks and, through its mortgage company subsidiary, a variety of residential mortgage products.

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

In addition, the Bank has established a private banking and wealth management subsidiary pursuant to which it offers insurance services, securities brokerage and investment advisory services on a non-proprietary basis under the terms of an agreement with Mass Mutual, its affiliated securities brokerage and its locally affiliated agents. The Bank has also established a title insurance agency joint venture which offers traditional title agency services. The bank is a 50 percent owner of the joint venture.

Service Area

The service area of the Bank primarily consists of Somerset, Morris and Union Counties, New Jersey, although we make loans throughout New Jersey. The Bank operates through its main office in Bernardsville, New Jersey, and its branch offices located in Madison, Mendham, Morristown and Summit, New Jersey.

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

Employees

At December 31, 2006 and 2005, we employed 82 and 76 full-time employees and 6 and 6 part-time employees, respectively. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Ratios”.

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

Insurance of Deposits

The Bank’s deposits are insured up to a maximum of $100,000 per depositor ($250,000 per IRA account) under the Deposit Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates during 2006 ranged from 0-27 basis points of assessed deposits. For the year ended December 31, 2006, we paid deposit insurance premiums of $27,462. Commencing in January 2007, the FDIC revised its deposit insurance assessment system. Under the new system, deposit insurance assessment rates will range from 5 to 43 basis points of assessed deposits.

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

Dividends

As long as the operations of the Bank remain our primary source of income, our ability to pay dividends will be effected by any legal or regulatory limitations on the Bank’s ability to pay dividends to us. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums. During 2005, we commenced paying quarterly cash dividends of $0.02 per share and increased the dividend in 2006 to $0.03 per share. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

ITEM 1A. - RISK FACTORS

Our business, financial condition, results of operations and the trading prices of our securities can be materially and adversely affected by many events and conditions including the following:

Risks affecting Our Business:

Our continued growth may negatively affect profitability.

Our asset size has grown each year we have been in existence. Since December 31, 2002, we have grown by more than 93 percent. Our business plan calls for our continued expansion. We project opening two new branches in the next twelve months. This growth could negatively impact our future profitability in several ways, including through potential loan losses and the need for future provisions to the loan loss reserve, and an increase in operating and other non-interest expenses associated with growth.

Our continued growth and success also depends on the ability of our officers and key employees to manage our growth effectively, to attract and retain skilled employees and to expand the capabilities of our management information systems. Accordingly, there can be no assurance that we will be successful in managing our expansion and the failure to do so would adversely affect our financial position.

Our future success may be dependent upon our Chief Executive Officer.

Our future success in implementing our current business strategy is dependent on the continued services of Stewart E. McClure, Jr., our President, Chief Executive Officer and Chief Operating Officer. If Mr. McClure were to become unavailable for any reason, our operations would likely suffer. Although we have an employment agreement with Mr. McClure, no assurances can be given that we will continue to benefit from Mr. McClure’s ongoing involvement in our operations.

Defensive measures contained in the certificate of incorporation limit the ability of shareholders to exert control over the board of directors. Our board may consider issues other than price in evaluating offers.

Our certificate of incorporation contains certain provisions which have been adopted to permit the board to act in the best interests of all shareholders in the event of an unsolicited takeover bid. These provisions may also have significant effects in limiting the ability of our shareholders to effect an immediate change in the composition of the board of directors and to otherwise exercise their voting power to affect the composition of the board or to accept an offer that the shareholders may consider to be in their best interests but which the board does not accept. In general, these provisions provide (i) for a classified board of directors; (ii) that directors may not be removed by shareholders without cause; (iii) that the affirmative vote of 75% of the outstanding shares of common stock are required to approve a merger, consolidation or sale of substantially all of the company’s assets, unless the proposed transaction is approved by a majority of the board of directors; and (iv) prior notice of any shareholder nominations and proposals. In addition, our certificate of incorporation provides that when the Board of Directors evaluates a tender or exchange offer for our securities, a proposal to merge or consolidate with another entity, or a proposal to have all or substantially all of our property and assets acquired by another entity, the Board may, as permitted by New Jersey law, give due consideration to all facts that it deems relevant in evaluating what is in the best interests of the company, the bank and the shareholders.

Risks Related to the Banking Industry:

The Company is subject to interest rate risk.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a flat yield curve, in which short-term deposit and borrowing rates equal longer-term investment or loan rates, could adversely impact net interest income as the spread between interest-earning assets and interest-bearing liabilities compresses.

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in local economic conditions could adversely affect our loan portfolio.

Our success depends to a great extent upon the general economic conditions of the local markets that we serve. Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in our northern and central New Jersey markets, so any decline in the economy of New Jersey could have an adverse impact on us.

Our loans, the ability of borrowers to repay these loans and the value of collateral securing these loans, are impacted by economic conditions. Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government. Although economic conditions in our primary market area are strong and have aided our recent growth, we cannot assure you that these conditions will continue to prevail.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in commercial banking. Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2006, the Company’s allowance for loan losses was $2.2 million. The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers, available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect results of our operations. Risks within the loan portfolio are analyzed on a continuous basis by management, and periodically, by an independent loan review function and by the audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience, and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require an increase in our allowance for loan losses. Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

We are in competition with many other banks, including larger commercial banks which have greater resources than us.

The banking industry within the State of New Jersey is highly competitive. The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions. In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition. A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and our ability to compete favorably for such customers. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently formed banks seeking to compete as “home town” institutions. Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

The laws that regulate our operations are designed for the protection of depositors and the public, but not our stockholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change. We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

We may be subject to higher operating costs as a result of government regulation.

We are subject to extensive federal and state legislation, regulation and supervision which is intended primarily to protect depositors and the Federal Deposit Insurance Company’s Deposit Insurance Fund, rather than investors. In addition, as a publicly traded company, we are subject to regulation and supervision by the Securities and Exchange Commission (“SEC”). In recent years, new legislation such as the Sarbanes-Oxley Act of 2002 and regulation adopted by the SEC thereunder have greatly increased compliance costs and burdens on publicly traded companies. Future legislative and regulatory changes may further increase our costs of doing business or otherwise adversely affect us and create competitive advantages for competitors.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	telecommunications;
•	data processing;
•	automation;
•	Internet-based banking;
•	telebanking; and
•	debit cards and so-called “smart cards.”

Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes. To develop these and other new technologies we will likely have to make additional capital investments. Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B. Unresolved Staff Comments

        There are no unresolved staff comments.

ITEM 2. — DESCRIPTION OF PROPERTY

The Bank owns its main office in Bernardsville and a proposed branch office in Long Valley, New Jersey, and leases its Madison, Mendham, Morristown and Summit, New Jersey branch offices. In addition, the Bank leases the Main office of Sullivan Financial Services, Inc. in West Orange NJ and a branch office in Edison, NJ listed below. The following table sets forth certain information regarding the properties of the Bank:

Owned Properties
Location	Square Feet
Bernardsville	14,000
Long Valley	1,200

	Leased Properties
Location	Square Feet	Monthly Rental	Expiration of Term
Madison	4,000	$10,000	2016
Mendham	2,500	$ 8,695	2010
Morristown	2,379	$ 4,361	2008
Summit	4,016	$ 9,167	2009
West Orange (1)	5,756	$ 9,833	2010
Edison (2)	1,775	$ 2,884	2010
(1)	Main office of Sullivan
(2)	Branch office of Sullivan

ITEM 3. - LEGAL PROCEEDINGS

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of registrant’s shareholders during the fourth quarter of fiscal 2006.

PART II

ITEM 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on Nasdaq Global Market under the symbol “SOMH.”

The following is a graph showing the performance of the Company’s stock verses the NASDAQ composite and the NASDAQ Bank indexes:

Fiscal Year Ending
	1/1/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Somerset Hills Bancorp	100.00	98.33	154.87	175.31	181.88	201.18
NASDAQ Bank Index	100.00	106.98	141.83	160.89	157.70	179.22
NASDAQ Composite Index	100.00	68.80	103.64	113.07	115.43	127.36

The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap Market from January 1, 2005 through December 31, 2006. High and low bid prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid Price (1)		Dividends Declared
	High	Low
	2006
First Quarter	$14.52	$11.77	$0.02
Second Quarter	14.62	12.82	0.03
Third Quarter	14.00	12.02	0.06
Fourth Quarter	13.62	12.14	0.00
	2005
First Quarter	$11.88	$ 9.98	$0.00
Second Quarter	11.59	9.84	0.02
Third Quarter	11.19	10.18	0.02
Fourth Quarter	12.27	10.62	0.02

(1)	The prices quoted above have been adjusted to reflect the 5% stock dividend declared in April 2005 and paid in June 2005 and stock dividend declared in April 2006 and paid in May 2006.

As of December 31, 2006, there were 192 record holders of our common stock.

During 2005, we commenced paying quarterly cash dividends of $0.02 per share and increased the quarterly dividend in 2006 to $0.03 per share. In 2006, the Company declared the fourth quarter dividend during the third quarter, although it was paid in the fourth quarter. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

We did not repurchase any of our equity securities during the fourth quarter of 2006. In February 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER DATA

Selected Consolidated Financial Data and Other Data
(in thousands, except per share data)

Set forth below is selected historical financial data of the Company. This information is derived in part from and should be read in conjunction with the consolidated financial statements and notes thereto presented in the Annual Report to Stockholders.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Data:
Total interest income	$15,782	$11,605	$8,202	$7,883	$6,759
Total interest expense	6,054	3,194	2,019	2,583	2,773

Net interest income	9,728	8,411	6,183	5,300	3,986
Provision for loan losses	201	392	225	336	448

Net interest income after provision for
loan loss	9,527	8,019	5,958	4,964	3,538
Other income	2,869	2,939	2,845	4,570	3,268
Other expenses	9,022	8,414	7,331	8,217	6,519

Income before income taxes	3,374	2,544	1,472	1,317	287
Income tax expense	1,176	429	113	144	108

Net income	$ 2,198	$ 2,115	$1,359	$1,173	$ 179

(1)Net income - Basic	$ 0.58	$ 0.62	$ 0.40	$ 0.35	$ 0.09
(1)Net income - Diluted	$ 0.50	$ 0.54	$ 0.35	$ 0.34	$ 0.09

(1)	All per share data has been restated to reflect the 5% stock dividends declared in 2002, 2003, 2004, 2005 and 2006.
	At December 31,
Selected Financial Data:	2006	2005	2004	2003	2002
Total Assets	$289,428	$245,926	$181,876	$169,679	$149,788
Net Loans	190,265	165,118	131,039	107,374	93,269
Total Deposits	250,221	208,244	154,875	145,651	125,444
Stockholders’ Equity	37,896	25,305	23,048	21,721	20,664

Selected Financial Ratios:	2006	2005	2004	2003	2002
Return on Average Assets (ROA)	0.86%	1.00%	0.76%	0.70%	0.15%
Return on Average Equity (ROE)	7.62%	8.82%	6.09%	5.53%	1.33%
Equity to Total Assets at Year-End	13.09%	10.29%	12.67%	12.80%	13.80%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements including those discussed under Item 1A - Risk Factors and the following factor for example:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2006 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

OVERVIEW AND STRATEGY

The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, an interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the Paramount Checking Account is higher than the rate offered on most interest paying checking accounts by the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. Core accounts consist of noninterest-bearing deposits-demand, now, money market and savings accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions. Another component to the Bank’s core account acquisition strategy is the generation of deposit accounts which result from new commercial loan customers who move their deposit relationship to the bank and the continued expansion of the Bank’s Escrow Ease product. Escrow Ease is specially designed to meet the trust account needs of attorney’s, realtors and title companies. At December 31, 2006, the core accounts represented 85.8% of total deposit accounts.

Through its Sullivan Financial Services subsidiary (“Sullivan”), the Bank also engages in mortgage banking operations, originating loans for resale into the secondary market. We treat the operations of Sullivan as a separate reporting segment apart from our commercial banking business. See Note 13 to the accompanying Audited Financial Statements for financial information on our business segments.

For the year ended December 31, 2006, the Company recognized net income of $2.2 million, or $0.50 per diluted share and $0.58 per basic share, compared to net income of $2.1 million, or $0.54 per diluted share and $0.62 per basic share for 2005. The Company’s performance in 2006 reflects a substantial increase in interest income from the loan portfolio due to an increase in loan volume and rate, partially offset by increased interest expense, reflecting an increase in deposits and a substantial increase in the average cost of deposits, reflecting market increases in short term interest rates. Our 2005 results were also affected by the recognition of $449,000 in income due to the reversal of a valuation allowance for deferred taxes. There was no comparable tax benefit in 2006.

During 2006 our deposits increased significantly. Management used the resultant cash to fund the loan and investment portfolio and to pay down Federal Home Loan Bank advances.

It is management’s intention to seek additional branching opportunities in and around our existing market area. Efforts will also be made to identify acquisition opportunities in and adjacent to our market area.

RESULTS OF OPERATIONS - 2006 versus 2005

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and other non-interest expenses.

NET INCOME

For the year ended December 31, 2006, the Company had net income of $2.2 million or $0.58 per basic share compared to net income of $2.1 million or $0.62 per basic share for the year ended December 31, 2005. All per share data has been restated to reflect all subsequent stock dividends. The increase in net income for 2006 compared to 2005 is a result of a 15.6% increase in net interest income to $9.7 million from $8.4 million in the prior year, partially offset by a 7.2%, or $608 thousand, increase in non-interest expense to $9.0 million from $8.4 million for 2005. In addition, our 2005 results were also effected by the recognition of $449,000 in income in the fourth quarter due to the reversal of a valuation allowance for deferred tax assets. On a per share basis, the tax benefit in 2005 accounted for $0.13 of our basic earnings per share. There was no comparable tax benefit in 2006.

NET INTEREST INCOME

The increase in net interest income is primarily the result of a 36.0% increase in total interest income from $11.6 million in 2005 to $15.8 million in 2006. This increase in interest income was partially offset by an increase of 89.5% or $2.9 million in total interest expense to $6.1 million in 2006 from $3.2 million in 2005. Total interest income benefited from strong growth in average interest earning assets and was augmented by the higher yields resulting from the rise in short-term market rates during the year. However, the same rate factors caused the average cost of the Company’s interest bearing liabilities to increase from 2.16% in 2005 to 3.35% in 2006.

Total average interest earning assets increased $39.6 million or 20.3% from an average of $195.0 million in 2005 to an average of $234.6 million in 2006. We experienced strong loan growth during 2006 with average loan balances, not including loans held for sale, increasing by $34.1 million. The increase in average volume for investment securities was $10.8 million. The increase in total interest income reflects an increase of $2.7 million due to growth in average interest earning assets augmented by an increase of $1.5 million due to an increase in yield on interest earning assets.

Average total interest-bearing liabilities increased by $32.3 million in 2006, consisting of an increase of $16.3 million in average interest bearing demand deposits and $8.7 million in average money market deposits. The increase in interest expense of $2.9 million resulted from increases of $1.7 million due to rate factors augmented by an increase of $1.2 million due to an increase in interest-bearing liabilities.

The net interest margin for the year ended December 31, 2006 was 4.15% compared to 4.31% for 2005. The decrease in net interest margin was due primarily to a greater increase in the rate paid on our interest-bearing liabilities than the yield on interest-earning assets. The average yield on earning assets for 2006 was 6.73%, or 78 basis points higher than the 5.95% for 2005. The 2006 average cost of interest-bearing liabilities was 3.35%, or 119 basis points higher than the 2.16% for 2005. The net interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 41 basis points from 3.79% in 2005 to 3.38% in 2006. Despite these contractions in our net interest margin and net interest spread, the growth in our earning assets led to the increase in our net interest income.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2006, 2005, and 2004, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

For the years ended December 31,
(dollars in thousands)

	2006			2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS:
Interest-Earning Assets:
Cash and due from banks	$786	$38	4.84%	$1,092	$33	3.01%	$782	$9	1.18%
Loans receivable	179,130	12,974	7.24	145,030	9,469	6.53	118,360	6,561	5.54
Investment securities	41,986	1,985	4.73	31,159	1,239	3.98	28,374	998	3.52
Loans held for sale	9,645	627	6.50	11,468	683	5.96	10,320	567	5.50
Federal funds sold	3,069	158	5.16	6,250	181	2.90	5,639	67	1.20

Total interest earning assets	234,616	15,782	6.73%	194,999	11,605	5.95%	163,475	8,202	5.02%
Non-interest earning assets	21,985			18,745			16,206
Allowance for loan losses	(2,104)			(1,742)			(1,489)

TOTAL ASSETS	$254,497			$212,002			$178,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest bearing demand deposits	$116,346	$3,745	3.22%	$100,048	$1,957	1.96%	$84,380	$958	1.13%
Savings accounts	6,421	97	1.51	6,866	74	1.08	4,963	27	0.55
Money Market accounts	24,255	766	3.16	15,561	263	1.69	8,356	68	0.82
Certificates of deposit	28,045	1,174	4.19	23,182	795	3.43	26,092	909	3.48
FHLB advances	5,399	271	5.02	2,445	101	4.12	1,576	55	3.49
Federal funds purchased	14	1	4.69	84	4	4.53	144	2	1.43

Total interest bearing liabilities	180,480	6,054	3.35%	148,186	3,194	2.16%	125,511	2,019	1.61%
Non-interest bearing deposits	43,640			38,610			29,630
Other liabilities	1,542			1,225			736

Total liabilities	225,662			188,021			155,877
Stockholders’ Equity	28,835			23,981			22,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,497			$212,002			$178,192

Net Interest Income		$9,728			$8,411			$6,183

Net Interest Rate Spread (1)			3.38%			3.79%			3.41%
Net Interest Margin (2)			4.15%			4.31%			3.78%
Ratio of Average Interest-Earning Assets to Average Interest-Bearing Liabilities	130.00%			131.59%			130.25%

(1)	Net Interest Rate Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.
(2)	Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2006 and 2005.

	Year Ended December 31, 2006 versus 2005			Year Ended December 31, 2005 versus 2004
	(in thousands)
	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Cash and due from banks	$ (15)	$ 20	$ 5	$ 9	$ 15	$ 24
Loans	2,469	1,036	3,505	1,742	1,166	2,908
Securities	512	234	746	111	130	241
Loans held for sale	(118)	62	(56)	68	48	116
Federal funds sold	(164)	141	(23)	18	96	114

Total interest income	$ 2,684	$ 1,493	$ 4,177	$ 1,948	$ 1,455	$ 3,403

Interest Expense:
Federal funds purchased	$ (3)	$ -	$ (3)	$ (3)	$ 5	$ 2
Interest bearing deposits	525	1,263	1,788	307	692	999
Savings accounts	(7)	30	23	21	26	47
Money Market accounts	275	228	503	122	73	195
Certificates of deposit	204	175	379	(100)	(14)	(114)
FHLB advances	148	22	170	36	10	46

Total interest expense	1,142	1,718	2,860	383	792	1,175

Net interest income	$ 1,542	$ (225)	$ 1,317	$ 1,565	$ 663	$ 2,228

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2006, the Company’s provision for loan losses was $201 thousand, a decrease of $191 thousand from the provision of $392 thousand for the year ended December 31, 2005. The decrease was the result of the Company’s low historical loss history and the seasoning of the loan portfolio as the portfolio matures. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing portfolio and the size of the allowance necessary to provide for probable losses inherent in the portfolio. The provision reflects the current economic conditions, borrowers’ financial condition and loan growth as well as the strength of the Bank’s loan portfolio. The allowance for loan losses was approximately $2.2 million at December 31, 2006, representing 1.13% of total outstanding loans. The allowance for loan losses at December 31, 2005 was approximately $2.0 million or 1.21% of total outstanding loans at that date.

NON-INTEREST INCOME

Our non-interest income consists primarily of gains on sales of mortgage loans originated by our mortgage company subsidiary. For the year ended December 31, 2006, our non-interest income decreased by $70 thousand from the prior year. For the year ended December 31, 2006, we recognized $2.9 million in total non-interest income, a decrease of 2.4% from the comparable period in 2005.

Other components of non-interest income include fees on deposit accounts, which increased $10 thousand or 3.7%, to $283 thousand from $273 thousand in 2005. In addition, our other income increased by $86 thousand, or 20.6%, to $503 thousand for the year ended December 31, 2006. The increase primarily reflects income received from our investment in our joint venture title insurance agency, which increased $37 thousand or 57.8% to $101 thousand from $64 thousand in 2005. There was also a decrease of $2 thousand in gains on sales of securities, do to a $2 thousand loss in 2005 versus no loss in 2006.

NON-INTEREST EXPENSES

For the year ended December 31, 2006, our non-interest expense increased $608 thousand or 7.2% to $9.0 million compared to $8.4 million for the year ended December 31, 2005. The increase primarily reflects increases in salaries and employee benefits of $687 thousand, or 16.4%, to $4.9 million in 2006 from $4.2 million in 2005. Occupancy expense increased $206 thousand, or 14.7%, to $1.6 million in 2006 from $1.4 million in 2005. Data processing increased $56 thousand, or 14.8%, to $435 thousand in 2006 from $379 thousand in 2005. Other operating expenses decreased $364 thousand, or 22.0%, to $1.3 million in 2006 from $1.7 million in 2005. The increases in non-interest expense, primarily reflects the related costs associated with the new branch in Madison and the Bank’s two proposed new branches in Sterling and Long Valley.

INCOME TAX EXPENSE

The income tax provision for the years ended December 31, 2006 and 2005 was $1.2 million and $429 thousand, respectively. The effective tax rate for the years ended December 31, 2006 and 2005 was 34.9% and 16.9%, respectively. The income tax provision for 2005 includes the reversal of the remaining valuation allowance of $495 thousand as it became more likely than not that the gross deferred tax asset will be realized. There was no comparable item of tax benefit in 2006.

RESULTS OF OPERATIONS - 2005 versus 2004

NET INCOME

For the year ended December 31, 2005, the Company had net income of $2.1 million or $0.62 per basic share compared to net income of $1.4 million or $0.40 per basic share for the year ended December 31, 2004. All per share data has been restated to reflect all subsequent stock dividends. The increase in net income for 2005 compared to 2004 is a result of a 36.0% increase in net interest income to $8.4 million from $6.2 million in the prior year, partially offset by a 14.8%, or $1.1 million, increase in non-interest expense to $8.4 million from $7.3 million for 2004. In addition, our 2005 results were also effected by the recognition of $449,000 in income in the fourth quarter due to the reversal of a valuation allowance for deferred tax assets.

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

FINANCIAL CONDITION

Total assets at December 31, 2006 increased by $43.5 million or 17.7%, to $289.4 million compared to $245.9 million at December 31, 2005. Total loans, net were $190.3 million, loans held for sale were $5.0 million, total investment securities available for sale were $38.9 million, total investment securities held to maturity were $10.5 million and total cash and cash equivalents were $28.6 million. We also had goodwill of $1.2 million associated with our purchase of Sullivan. Total deposits at December 31, 2006 increased by $42.0 million, or 20.2% to $250.2 million compared to $208.2 million at December 31, 2005. Stockholders’ equity increased $12.6 million or 49.8%, to $37.9 million in 2006 compared to $25.3 million at December 31, 2005, reflecting both retained earnings from 2006 operations and the purchase of 1,275,000 shares of common stock upon the exercise of outstanding common stock purchase warrants for aggregate proceeds of $10.1 million.

LOAN PORTFOLIO

Gross loans, not including loans held for sale, grew by $25.3 million, or 15.1%, during 2006 from $167.3 million as of December 31, 2005 to $192.6 million at year-end 2006. The composition of the loan portfolio, by category, as of December 31, 2006 is as follows: 75.6% of our loans are commercial and commercial real estate loans, 3.7% of our loans are secured by first liens on residential real estate and 20.7% of our loans are consumer or other loans to individuals, including home equity loans. Commercial and industrial loans are primarily secured by collateral, such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Real estate loans consist primarily of loans secured by first mortgage liens on commercial property and may be used to finance the purchase, refinance or construction of such properties. Commercial and commercial real estate loans increased by $14.5 million or 11.1% to $145.6 million at December 31, 2006 from $131.1 million at December 31, 2005. Combined, these two categories of loans represented 75.6% of our total loan portfolio at December 31, 2006, compared to 78.4% of our total loan portfolio at year end 2005. Consumer loans primarily consist of home equity loans. The growth in our consumer loans of $9.8 million or 32.8% is primarily due to an increase in home equity loans of 32.4% or $9.5 million to $38.8 million in 2006 from $29.3 million in 2005. Our consumer installment loans increased by $333 thousand to $984 thousand in 2006 from $651 thousand in 2005.

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

The following table sets forth the classification of our loans by major category as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively:

	2006		2005		2004		2003		2002
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Commercial and industrial	$78,366	40.7%	$78,299	46.8%	$66,552	50.1%	$ 52,797	48.5%	$44,460	47.0%
Real Estate:
Commercial real estate properties	67,244	34.9	52,802	31.6	32,953	24.8	25,828	23.7	23,991	25.4
Residential properties	7,145	3.7	6,225	3.7	3,745	2.8	3,192	2.9	2,872	3.0
Consumer and installment	984	0.5	651	0.4	1,157	0.9	2,674	2.5	7,080	7.5
Home equity	38,832	20.2	29,324	17.5	28,464	21.4	24,437	22.4	16,226	17.1

Gross Loans	192,571	100.0%	167,301	100.0%	132,871	100.0%	108,928	100.0%	94,629	100.0%

Less: Net deferred fees	136		154		198		137		104

Total loans	192,435		167,147		132,673		108,791		94,525
Less: Allowance for loan losses	2,170		2,029		1,634		1,417		1,256

Net loans	$190,265		$165,118		$131,039		$107,374		$93,269

The following table sets forth fixed and adjustable rate loans in the loan portfolio as of December 31, 2006 in terms of contractual maturity (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total
Loans with Fixed Rate	$ 6,712	21,555	26,666	$ 54,933
Loans with Adjustable Rate	$37,294	13,228	87,116	$137,638

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

The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Non-performing loans	$282	$ —	$ —	$ —	$137
Other real estate owned	—	—	—	—	—

Total non-performing assets	$282	$ —	$ —	$ —	$137

Non-performing assets to total loans	0.15%	0.00%	0.00%	0.00%	0.14%

Non-performing loans to total assets	0.10%	0.00%	0.00%	0.00%	0.09%
Allowance for loan losses as a
percentage of non-performing loans	770%	NM	NM	NM	917%

NM = Not Meaningful

As of December 31, 2006 the Company had two non-accrual loans that consisted of one time loan and one direct auto loan. At December 31, 2005 the Company did not have any non-accrual loans or other non-performing assets.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 2006 and 2005, there were no concentrations of loans exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern New Jersey.

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

The Company’s allowance for loan losses totaled $2.2 million and $2.0 million at December 31, 2006 and 2005, respectively. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance, beginning of year	$ 2,029	$ 1,634	$ 1,417	$ 1,256	$ 882
Charge-offs
Commercial and industrial	—	—	—	(137)	—
Real Estate	—	—	—	—	—
Consumer	(2)	(13)	(27)	(73)	(79)

Total Charge-offs	(2)	(13)	(27)	(210)	(79)
Recoveries
Commercial and Industrial	—	—	4	—	—
Real Estate	—	—	—	—	—
Consumer	—	16	15	35	5

Total Recoveries	—	16	19	35	5

Reclassification related to unused commitments	(58)	—	—	—	—
Provision charged to expense	201	392	225	336	448

Balance, end of year	$ 2,170	$ 2,029	$ 1,634	$ 1,417	$ 1,256

Ratio of net (recoveries) charge-offs to average
loans outstanding	(0.00%)	(0.00%)	0.01%	0.17%	0.09%
Balance of allowance at end of year as a
percentage of loans at end of year	1.13%	1.21%	1.23%	1.30%	1.33%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

Allocation of the Allowance for Loan Losses by Category
For the years ended December 31,

	(dollars in thousands)
	2006			2005			2004			2003			2002
	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans
Balance applicable to:
Commercial and commercial real estate	$1,698	78.2%	75.6%	$1,597	78.7%	78.4%	$1,195	73.1%	74.9%	$ 911	64.3%	72.2%	$ 915	72.9%	72.4%
Residential real estate	36	1.7	3.7	31	1.5	3.7	19	1.2	2.8	16	1.1	2.9	37	2.9	3.0
Consumer, installment and home equity
Loans	398	18.3	20.7	258	12.7	17.9	306	18.7	22.3	336	23.7	24.9	304	24.2	24.6

Sub-total	$2,132	98.2	100.0	$1,886	92.9	100.0	$1,520	93.0	100.0	$1,263	89.1	100.0	$1,256	100.0	100.0
Unallocated Reserves	38	1.8	—	143	7.1	—	114	7.0	—	154	10.9	—	—	—	—

TOTAL	$2,170	100.0%	100.0%	$2,029	100.0%	100.0%	$1,634	100.0%	100.0%	$1,417	100.0%	100.0%	$1,256	100.0%	100.0%

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

Securities are classified as “held-to-maturity” (HTM), “available for sale”(AFS), or “trading” at time of purchase. Securities classified as HTM are based upon management’s intent and the Company’s ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for resale in the near term are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. The Company has no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss) income, net of taxes, which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2006, our securities AFS totaled $38.9 million and our securities HTM totaled $10.5 million. Our investment securities portfolio increased by $8.1 million to $49.4 million at December 31, 2006 from $41.3 million at December 31, 2005. The increase reflects liquidity in excess of loan demand being invested in the securities portfolio.

The following table sets forth the carrying value of the Company’s security portfolio as of the dates indicated.

	At December 31, (in thousands)
	2006		2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Government sponsored
agency securities	$21,012	$20,958	$12,997	$12,820	$ 8,996	$ 8,939
Mortgage backed securities	13,734	13,638	13,747	13,588	3,423	3,440
Collateralized Mortgage Obligations	4,144	4,012	4,939	4,788	4,576	4,551

Total US Government and agency securities	38,890	38,608	31,683	31,196	16,995	16,930

Equity securities:
FHLBNY stock	276	276	673	673	524	524
Other equity securities	30	30	30	30	30	30

Total available for sale	$39,196	$38,914	$32,386	$31,899	$17,549	$17,484

Held to Maturity
U.S. Government sponsored
agency securities	$ 1,000	$ 993	$ 1,000	$ 976	$ 2,000	$ 1,993
Obligations of US States and
Political Subdivisions	8,428	8,502	6,753	6,802	2,730	2,747
Corporate debt securities	1,057	1,057	1,613	1,594	1,117	1,122

Total held to maturity	$10,485	$10,552	$ 9,366	$ 9,372	$ 5,847	$ 5,862

Total securities	$49,681	$49,466	$41,752	$41,271	$23,396	$23,346

The following table sets forth as of December 31, 2006 and December 31, 2005, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities Securities available for sale
	December 31, 2006 (in thousands)			December 31, 2005 (in thousands)
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Within 1 year	$ 5,000	$ 4,972	4.23%	$ 3,012	$ 2,988	2.99%
1 to 5 years	5,548	5,552	5.54%	7,540	7,452	4.55%
Over 5 years	28,342	28,084	5.31%	21,131	20,756	4.90%

	$38,890	$38,608		$31,683	$31,196

	Maturity of Debt Investment Securities Securities Held to Maturity (in thousands)
	December 31, 2006			December 31, 2005
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Within 1 year	$ 20	$ 20	2.00%	$ 10	$ 10	2.00%
1 to 5 years	580	574	5.34%	571	572	5.23%
Over 5 years	9,885	9,958	6.51%	8,785	8,790	5.85%

	$10,485	$10,552		$9,366	$9,372

.

DEPOSITS

Deposits are the Company’s primary source of funds. The Company experienced growth in average deposit balances during 2006, as average deposits increased by $34.4 million, or 18.7% to $218.7 million for the twelve months ended December 31, 2006 compared to $184.3 million for the prior year. This growth continues to be accomplished as a result of continued market penetration combined with continued customer referrals during 2006. In addition, our fifth branch opened in Madison in September 2006. By year-end 2006, our Madison branch had approximately $20.2 million in deposits. Average non-interest bearing deposits increased by $5.0 million, or 13.0%, to $43.6 million for 2006 from $38.6 million for 2005. Average interest bearing demand deposits, which includes our Paramount and Escrow Ease Checking accounts, increased by $16.3 million, or 16.3%, to $116.3 million for 2006 from $100.0 million for 2005. Average time deposits experienced an increase of $4.8 million, from $23.2 million for 2005 to $28.0 million for 2006. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	December 31, (Dollars in Thousands)
	2006		2005		2004
	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate
Non-interest Bearing Demand	$ 43,640	—	$ 38,610	—	$ 29,630	—
Interest Bearing Demand	116,346	3.22%	100,048	1.96%	84,380	1.13%
Savings and Money Market	30,676	2.81%	22,427	1.50%	13,319	0.72%
Time Deposits	28,045	4.19%	23,182	3.43%	26,092	3.48%

	$218,707	2.64%	$184,267	1.68%	$153,421	1.28%

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2006 (in thousands).

Three months or less	$ 5,098
Over three months through six months	4,760
Over six months through twelve months	3,897
Over twelve months	1,244

Total	$14,999

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

The Company’s total deposits equaled $250.2 million at December 31, 2006 as compared to $208.2 million at December 31, 2005. The increase in funds provided by deposit inflows during this period has been sufficient to provide for the Company’s loan demand.

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

As of December 31, 2006, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) were approximately $67.5 million, which represented 23.3% of total assets and 27.0% of total deposits and borrowings. Supplementing this liquidity, we have available lines of credit from correspondent banks of approximately $21.5 million and an additional line of credit with the Federal Home Loan Bank of approximately $72.3 million (subject to available collateral, with no borrowings outstanding at December 31, 2006). At year-end, outstanding commitments to extend credit and unused lines of credit were $97.3 million. Management believes that our combined aggregate liquidity position is sufficient to meet our near term funding needs.

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

The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2006. Further discussion of these commitments is included in Note 12 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Standby letters of credit	$1,490	$—	$—	$—	$1,490

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

CONTRACTUAL OBLIGATIONS

        The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2006. Further discussion of these commitments is included in Notes 6 and 11 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,702	$545	$1,089	$577	$491

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

As our current position is one of being liability sensitive, we would target the following strategies: (1) reduce the level of fixed rate credits and make more floating rate commercial and home equity loans; (2) allow our investments maturing and cash flows from investments to accumulate in Federal funds sold; (3) offer longer term certificates of deposit; and (4) borrow fixed rate longer term funds from the Federal Home Loan Bank.

At December 31, 2006, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

	Interest Rate Sensitivity Gap December 31, 2006 (in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL
Investment securities	$ 2,129	$ 7,790	$25,464	$14,016	$ 49,399
Loans held for sale	5,003	—	—	—	5,003
Loans	79,763	26,766	67,240	18,802	192,571
Federal funds sold	5,900	—	—	—	5,900
Interest bearing deposits at other banks	1,350	—	—	—	1,350

Total interest earning assets	94,145	34,556	92,704	32,818	254,223
Non-interest earning assets	—	—	—	—	35,205

Total assets	—	—	—	—	$289,428

Interest bearing transactions deposits	$ 163,590	$ —	$ —	$ —	$163,590
Certificates of deposit	8,321	23,478	3,817	—	35,616

Total interest bearing liabilities	171,911	23,478	3,817	—	199,206
Non-interest bearing liabilities	—	—	—	—	52,326

Total liabilities	—	—	—	—	251,532

Stockholders’ equity	—	—	—	—	37,896

Total liabilities and stockholders’ equity	—	—	—	—	$289,428

Interest sensitivity gap per period	$(77,766)	$ 11,078	$88,887	$32,818	$ 55,017
Cumulative interest sensitivity gap	$(77,766)	$(66,688)	$22,199	$55,017	$ 55,017
Cumulative gap as a percentage of total interest earning assets	(30.6)%	(26.2)%	8.7%	21.6%	21.6%
Cumulative interest earning assets as a percentage of cumulative interest bearing liabilities	54.8%	65.9%	111.1%	127.6%	127.6%

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

The following table summarizes the risk-based and leverage capital ratios for the Company at December 31, 2006, as well as the required minimum regulatory capital ratios:

	At December 31, 2006
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	10.31%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.39%	4.00%	6.00%
Leverage ratio	8.24%	4.00%	5.00%

Somerset Hills Bancorp:
Total risk-based capital ratio	16.52%	8.00%	10.00%
Tier 1 risk-based capital ratio	15.60%	4.00%	6.00%
Leverage ratio	13.69%	4.00%	5.00%

BORROWINGS

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. The company had no outstanding advances at December 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

ITEM 7A. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based upon the Company’s business, its two largest risks are interest rate risk and credit risk. For a discussion of each, see the “Interest Rate Sensitivity Analysis” and “Asset Quality” discussion in Item 7 hereof.

ITEM 8. — FINANCIAL STATEMENTS

The information required by this item is filed as an exhibit here to.

ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 30, 2006, the Audit Committee of the Company’s Board of Directors (“the Audit Committee”) dismissed KPMG, LLP (“KPMG”) as the Company’s independent registered public accounting firm. This dismissal followed the Audit Committee’s receipt of proposals from other independent auditors to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2006. The reports of KPMG on the financial statements of the Company for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s two most recent fiscal years and through March 30, 2006 there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their reports on the financial statements of the Company for such years.

On March 30, 2006, the Audit Committee engaged Crowe Chizek and Company LLC as the Company’s independent auditors with respect to the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2006.

ITEM 9A. —CONTROLS AND PROCEDURES

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

(b) Changes in internal controls.

None

ITEM 9B. -OTHER INFORMATION

Not applicable

PART III

ITEM 10. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A)

Information required by this part is included in the definitive Proxy Statement for the Company’s 2007 Annual Meeting under the captions “ELECTION OF DIRECTORS”,“COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 11. — EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2007 Annual Meeting under the captions “EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION” and “COMPENSATION OF DIRECTORS”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 12. — SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2007 Annual Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	569,122	$8.18	4,600
Equity compensation plans not approved by security holders	0	$ 0	0
Total	569,122	$8.18	4,600

ITEM 13. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2007 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2007” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 15. — EXHIBITS

(a) Exhibits

Exhibit number	Description of Exhibits
3.1	Certificate of Incorporation of Somerset Hills Bancorp (1)
3.2	Bylaws of Somerset Hills Bancorp (1)
3.3	Certificate of Incorporation for Somerset Hills Bank (1)
3.4	Bylaws of Somerset Hills Bank (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen of Warrant (1)
4.3	Warrant Agreement (1)
10.1	1998 Combined Stock Option Plan (1)
10.2	1998 Non-Qualified Stock Option Plan (1)
10.3	2001 Combined Stock Option Plan (1)
10.4	Employment Agreement of Stewart E. McClure, Jr. (1)
10.5	Employment Agreement of Gerard Riker (1)
14	Code of Ethics (2)
21	Subsidiaries of Somerset Hills Bancorp
23	Consent of KPMG LLP and consent of Crowe Chizek and Company LLC
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.
(2)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2003.

SOMERSET HILLS BANCORP AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	45-46

Consolidated Statements of Financial Condition
as of December 31, 2006 and 2005	47

Consolidated Statements of Income for the years
ended December 31, 2006, 2005, and 2004	48

Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2006,
2005, and 2004	49

Consolidated Statements of Cash Flows for the years
ended December 31, 2006, 2005, and 2004	50

Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Somerset Hills Bancorp
Bernardsville, New Jersey

We have audited the accompanying consolidated statement of financial condition of Somerset Hills Bancorp of December 31, 2006, and the related consolidated statements of income and stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey
March 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Somerset Hills Bancorp:

We have audited the accompanying consolidated statement of financial condition of Somerset Hills Bancorp and subsidiary (the Company) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 3, 2006

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition
December 31, 2006 and 2005
(Dollars in Thousands)

	2006	2005
ASSETS
Cash and due from banks	$ 22,662	$ 10,321
Federal funds sold	5,900	—

Total cash and cash equivalents	28,562	10,321
Loans held for sale	5,003	15,380
Investment securities held to maturity (Approximate
market value of $10,552 in 2006 and $9,372 in 2005)	10,485	9,366
Investment securities available- for- sale	38,914	31,899
Loans receivable	192,571	167,301
Less allowance for loan losses	(2,170)	(2,029)
Deferred fees	(136)	(154)

Net loans receivable	190,265	165,118
Premises and equipment, net	6,295	4,679
Goodwill, net	1,191	1,191
Bank owned life insurance	5,801	5,533
Accrued interest receivable	1,508	1,135
Deferred tax asset	805	889
Other assets	599	415

Total assets	$ 289,428	$ 245,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$ 51,015	$ 45,667
Interest bearing deposits
Now money market and savings	163,590	141,846
Certificates of deposit, under $100,000	20,617	14,034
Certificates of deposit, $100,000 and over	14,999	6,697

Total deposits	250,221	208,244

Federal Home Loan Bank advances	—	10,600
Accrued interest payable	697	252
Taxes payable	34	760
Other liabilities	580	765

Total liabilities	251,532	220,621

Commitments and contingencies (notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	—	—
Common stock-authorized, 9,000,000 shares
of no par value; issued and outstanding,
4,759,514 in 2006 and 3,426,289 in 2005	36,916	24,389
Retained earnings	1,166	1,223
Accumulated other comprehensive loss	(186)	(307)

Total stockholders’ equity	37,896	25,305

Total liabilities and stockholders’ equity	$ 289,428	$ 245,926

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Income
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
INTEREST INCOME
Loans, including fees	$ 13,601	$ 10,152	$ 7,128
Federal funds sold	158	181	67
Investment securities	1,985	1,239	998
Cash and due from banks	38	33	9

Total interest income	15,782	11,605	8,202
INTEREST EXPENSE
Deposits	5,782	3,089	1,962
Federal funds purchased	1	4	2
Borrowings	271	101	55

Total interest expense	6,054	3,194	2,019

Net interest income	9,728	8,411	6,183
PROVISION FOR LOAN LOSSES	201	392	225

Net interest income after provision for loan losses	9,527	8,019	5,958

NON-INTEREST INCOME
Service fees on deposit accounts	283	273	289
Gains on sales of mortgage loans and fees, net	2,083	2,251	2,183
Other income	503	417	364
(Loss) gains on sales of investment securities, net	—	(2)	9

Total non-interest income	2,869	2,939	2,845

NON-INTEREST EXPENSE
Salaries and employee benefits	4,879	4,192	3,707
Occupancy expense	1,603	1,397	1,242
Advertising and business promotion	552	540	504
Stationery and supplies	261	250	204
Data processing	435	379	288
Other operating expenses	1,292	1,656	1,386

Total non-interest expense	9,022	8,414	7,331

Income before income taxes	3,374	2,544	1,472
PROVISION FOR INCOME TAXES	1,176	429	113

NET INCOME	$ 2,198	$ 2,115	$ 1,359

Per share data
Net income basic	$ 0.58	$ 0.62	$ 0.40

Net income diluted	$ 0.50	$ 0.54	$ 0.35

Weighted average shares outstanding-basic	3,771,110	3,400,067	3,362,016
Weighted average shares outstanding-diluted	4,358,155	3,950,511	3,904,870

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(Dollars in Thousands)

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss), Net of tax	Comprehensive Income	Total
Balance at December 31, 2003	$ 23,853	$(2,186)	$ 54		$ 21,721
Exercise of common stock warrants and options	87	—	—	—	87
Net income	—	1,359	—	$ 1,359	1,359
Other comprehensive loss, net of
reclassifications adjustments	—	—	(119)	(119)	(119)

Total comprehensive income				1,240

Balance at December 31, 2004	23,940	(827)	(65)		23,048
Net income	—	2,115	—	2,115	2,115
Other comprehensive loss, net of tax	—	—	(242)	(242)	(242)
Cash dividend paid	(61)	(65)	—	—	(126)
Exercise of common stock warrants and options	510	—	—	—	510

Total comprehensive income				1,873

Balance December 31, 2005	24,389	1,223	(307)		25,305
Exercise of common stock warrants	10,138	—	—	—	10,138
Exercise of common stock options	547	—	—	—	547
Net income	—	2,198	—	2,198	2,198
Stock dividend paid (5.00%)	1,842	(1,842)	—	—	—
Cash dividend paid	—	(413)	—	—	(413)
Other comprehensive income, net of tax	—	—	121	121	121

Total comprehensive income				$ 2,319

Balance December 31, 2006	$ 36,916	$ 1,166	$(186)		$ 37,896

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004
(Dollars in Thousands)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$ 2,198	$ 2,115	$ 1,359
Adjustments to reconcile net income to net cash provided by (used
in) operating activities
Depreciation and amortization	597	573	613
Provision for loan losses	201	392	225
Loss (gains) on sales of investment securities, net	—	2	(9)
Mortgage loans originated for sale	(293,328)	(311,273)	(270,803)
Proceeds from mortgage loan sales	305,788	308,472	267,768
Gain on sale of mortgage loans and fees, net	(2,083)	(2,251)	(2,183)
Increase in accrued interest receivable	(373)	(483)	(164)
Deferred taxes	—	(560)	(149)
Increase in bank owned life insurance	(268)	(192)	(219)
(Increase) decrease in other assets	(184)	114	(259)
Increase in accrued interest payable	445	164	5
(Decrease) increase in other liabilities	(911)	860	(559)

Net cash provided by (used in) operating activities	12,082	(2,067)	(4,375)

INVESTING ACTIVITIES
Maturity and payments of investment securities held to maturity	509	998	3,497
Purchases of investment securities available-for-sale	(21,391)	(21,429)	(19,286)
Purchases of investment securities held to maturity	(1,675)	(5,053)	(3,262)
Maturity and payments of investment securities available-for-sale	14,565	6,568	15,090
Proceeds from sale of investment securities available-for-sale	—	—	2,005
Proceeds from sale of investment securities held to maturity	—	486	—
Net increase in loans receivable	(25,348)	(34,471)	(23,890)
Purchases of premises and equipment	(2,150)	(949)	(972)

Net cash used in investing activities	(35,490)	(53,850)	(26,818)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock, options and warrants	10,685	510	87
Cash dividends paid	(413)	(126)	—
Federal Home Loan Bank advances	1,212,950	222,400	146,600
Repayments of Federal Home Loan Bank advances	(1,223,550)	(215,000)	(144,400)
Net increase in demand deposits and savings accounts	27,092	56,386	16,021
Net increase (decrease) in certificates of deposit	14,885	(3,017)	(6,797)

Net cash provided by financing activities	41,649	61,153	11,511

Net increase (decrease) in cash and cash equivalents	18,241	5,236	(19,682)
Cash and cash equivalents at beginning of period	10,321	5,085	24,767

Cash and cash equivalents at end of period	$ 28,562	$ 10,321	$ 5,085

Supplemental information:
Cash paid during the year for:
Interest	$ 5,609	$ 3,031	$ 2,013
Income taxes	1,953	342	178

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of each of December 31, 2006 and 2005 the Company had unamortized goodwill in the amount of $1,191,000 as a result of the acquisition of Sullivan Financial Services Inc. for which the amortization ceased upon the adoption of Statement No. 142.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2006 and 2005 is $1,342,000 and $1,376,000 respectively, representing reserves required by banking regulations.

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

e) Stock-Based Compensation

At December 31, 2006, the Company has three stock-based plans, which are described more fully in note 10. For 2005 and 2004 the Company accounted for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income for 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2005 the Company amended the stock option grant agreements evidencing outstanding grants to accelerate the vesting period, making the options 100% vested. This acceleration affected 74,661 shares granted under the plan. The primary purpose of accelerating vesting was to eliminate future compensation expense the Company would otherwise recognize in its future income statements with respect to the options under Statement of Financial Accounting Standards No. 123, “Share Based Payment (revised 2004)” (“SFAS 123(R)”). The Company estimated that the future pre-tax expense eliminated as a result of acceleration of vesting of outstanding options was approximately $180,000 to 2008 during which the options otherwise would have vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

Years Ended December 31,
	2005	2004
Net income, as reported	$ 2,115	$ 1,359
Deduct: Total stock-based
compensation expense determined under fair
value based method for all awards, net of
related tax effect	(299)	(81)

Pro forma net income	$ 1,816	$ 1,278
Net income per share:
Basic--as reported	$ 0.62	$ 0.40
Basic--pro forma	$ 0.53	$ 0.38
Diluted--as reported	$ 0.54	$ 0.35
Diluted--pro forma	$ 0.46	$ 0.33

Effective January 1, 2006 the Company adopted SFAS 123(R). The Company now recognizes compensation expense related to stock options granted after December 31, 2005 based on the fair value of such awards at the date of the grant over the period the awards are earned. The impact of adopting this statement was immaterial to the financial statements in 2006.

The per share weighted-average fair values of stock options granted during 2006, 2005 and 2004 were $4.38, $4.24 and $4.18, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2006, 2005 and 2004, respectively: expected dividend yields of 0.21%, 0.00% and 0.00%, risk-free interest rates of 4.70%, 4.29% and 3.49%, volatility rate of 18.24%, 25.00% and 25.00%, and expected lives of 7 years for each period. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due including interest according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows or as a practical expedient, at the loans’ observable market price, or the fair value of the underlying collateral. Loans are charged off when the probability of collecting the amounts due is unlikely. At December 31, 2006 and 2005, the Company had impaired loans of $282 thousand and $0, respectively.

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

j) Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted income per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Income per share is computed based on the weighted average number of shares of common stock outstanding. All per share amounts have been restated for the effect of the 5% stock distribution made on June 30, 2005 and May 31, 2006.

k) Comprehensive Income

Comprehensive income includes net income and unrealized gains and losses on investment securities available for sale.

l) Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after

December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

NOTE 2- INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows (in thousands):

Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2006
U.S. Government sponsored
Agency Securities	$ 1,000	$ —	$ (7)	$ 993
Obligations of US States and Political
Subdivisions	8,428	91	(17)	8,502
Corporate debt securities	1,057	—	—	1,057

Total held to maturity	$10,485	$91	$ (24)	$10,552

2005
U.S. Government sponsored
Agency Securities	$ 1,000	$ —	$ (24)	$ 976
Obligations of US States and Political
Subdivisions	6,753	64	(15)	6,802
Corporate debt securities	1,613	—	(19)	1,594

Total held to maturity	$ 9,366	$64	$ (58)	$ 9,372

Available for Sale
2006
U.S. Government sponsored
Agency Securities	$21,012	$44	$ (98)	$20,958
Mortgage Backed Securities	13,734	31	(127)	13,638
Collaterized Mortgage Obligations	4,144	—	(132)	4,012
FHLBNY stock	276	—	—	276
Other equity securities	30	—	—	30

Total available-for-sale	$39,196	$75	$(357)	$38,914

56

2005
U.S. Government sponsored
Agency Securities	$12,997	$—	$(177)	$12,820
Mortgage Backed Securities	13,747	7	(166)	13,588
Collaterized Mortgage Obligations	4,939	—	(151)	4,788
FHLBNY stock	673	—	—	673
Other equity securities	30	—	—	30

Total available-for-sale	$32,386	$7	$(494)	$31,899

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

Held to Maturity	Amortized Cost	Estimated Market Value
Due in one year or less	$ 20	$ 20
Due in one to five years	580	574
Due in five years to ten years	586	579
Due after ten years	9,299	9,379

	$10,485	$10,552

Available for Sale
Due in one year or less	$ 5,000	$ 4,972
Due in one year to five years	5,548	5,552
Due in five years to ten years	9,696	9,630
Due after ten years	18,646	18,454
Equity securities	306	306

	$39,196	$38,914

Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 are as follows:

2006	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Market Value	Unreal- ized Losses	Estimated Market Value	Unreal- ized Losses	Estimated Market Value	Unreal- ized Losses
U.S. Government sponsored Agency Securities	$ —	$—	$ 994	$ 7	$ 994	$ 7
Municipal securities	699	4	942	13	1,641	17
Corporate debt securities	—	—	520	—	520	—

Total	$699	$ 4	$2,456	$20	$3,155	$24

2005	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Market Value	Unreal- ized Losses	Estimated Market Value	Unreal- ized Losses	Estimated Market Value	Unreal- ized Losses
U.S. Government sponsored Agency Securities	$ 976	$24	$ —	$ —	$ 976	$24
Municipal securities	1,322	15	—	—	1,322	15
Corporate debt securities	1,059	7	526	12	1,585	19

Total	$3,357	$46	$526	$12	$3,883	$58

2006	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Market Value	Unreal- ized Losses	Estimated Market Value	Unreal- ized Losses	Estimated Market Value	Unreal- ized Losses
U.S. Government sponsored Agency Securities	$5,993	$ 7	$ 7,909	$ 91	$13,902	$ 98
Mortgage Backed Securities	3,449	12	7,153	115	10,602	127
Collateralized Mortgage Obligations	—	—	4,012	132	4,012	132

Total	$9,442	$19	$19,074	$338	$28,516	$357

2005	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Market Value	Unreal- ized Losses	Estimated Market Value	Unreal- ized Losses	Estimated Market Value	Unreal- ized Losses
U.S. Government sponsored Agency Securities	$ 6,878	$119	$4,942	$ 58	$11,820	$177
Mortgage Backed Securities	7,756	150	515	16	8,271	166
Collateralized Mortgage Obligations	1,780	22	3,008	129	4,788	151

Total	$16,414	$291	$8,465	$203	$24,879	$494

At December 31, 2006, there are $19.1 million in securities available for sale and $2.5 million in held to maturity with gross unrealized losses that have been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to interest rate fluctuations. The Company has the ability to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

For the years ended December 31, 2006, 2005 and 2004 the gross proceeds on sales of securities were approximately $0, $486 thousand and $2.0 million, respectively. For the years ended December 31, 2006, 2005 and 2004 the gross gain on sales of securities were approximately $0, $0 and $9,000, respectively. There was $2,000 in gross losses on sales of securities for the year ended December 31, 2005 and no gross losses on sales of securities for the years ended December 31, 2006 and 2004.

Securities with an amortized cost of $997 thousand and $989 thousand, respectively, were pledged to secure public funds on deposit at December 31, 2006 and 2005.

The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

NOTE 3 - LOANS

Loans are summarized as follows (in thousands):

	December 31,
	2006	2005
Commercial and commercial real estate	$ 145,610	$ 131,101
Residential real estate	7,145	6,225
Consumer, installment and home equity	39,816	29,975

	$ 192,571	$ 167,301
Less
Allowance for loan losses	(2,170)	(2,029)
Deferred fees	(136)	(154)

	$ 190,265	$ 165,118

There were $282 thousand and $0 in loans classified as non-performing (past due 90 days or more) as of December 31, 2006 and 2005, respectively.

Individually impaired loans were as follows (in thousands):

	2006	2005
Year-end loans with no allocated allowance for loan losses	$ —	$—
Year-end loans with allocated allowance for loan losses	282	—

Total	$282	$—

	2006	2005	2004
Average of individually impaired loans during year	$109	$12	$—
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—

Nonperforming loans were as follows (in thousands):

	2006	2005
Loans past due over 90 days still on accrual	$202	$—
Nonaccrual loans	282	—

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

In the ordinary course of business, the Company grants loans to stockholders, officers, directors, and their affiliates. The aggregate amount of these loans outstanding at December 31, 2006 and 2005 was approximately $2.9 million and $3.6 million respectively. During 2006, new loans to such related parties amounted to approximately $1.3 million and repayments amounted to approximately $2.0 million.

Changes in the allowance for loan losses, were as follows (in thousands):

	December 31,
	2006	2005	2004

Balance at beginning of year	$ 2,029	$ 1,634	$ 1,417
Chargeoffs	(2)	(13)	(27)
Recoveries	—	16	19
Reclassification related to unused
commitments	(58)	—	—
Provision charged to operations	201	392	225

Balance at end of year	$ 2,170	$ 2,029	$ 1,634

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment are as follows (in thousands):

	December 31,
	2006	2005

Land	$ 693	$ 693
Buildings and improvement	4,966	3,412
Furniture, fixtures and equipment	2,009	1,613
Leasehold improvements	992	965
Computer equipment and software	1,114	941

	9,774	7,624
Less accumulated depreciation and amortization	(3,479)	(2,945)

Total premises and equipment, net	$ 6,295	$ 4,679

Depreciation charged to operations amounted to approximately $534 thousand, $501 thousand and $527 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5 - CERTIFICATES OF DEPOSIT

At December 31, 2006, a summary of the maturity of certificates of deposit is as follows (in thousands):

2007	$31,799
2008	3,037
2009	522
2010	164
2011	94

$35,616

Deposits held at the Company by related parties, which include executive officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $13.1 million and $21.5 million at December 31, 2006 and 2005, respectively.

NOTE 6 - BORROWINGS

a) Federal Home Loan Bank Borrowing

As of December 31, 2006 and 2005, the Company had an approved borrowing capacity of approximately $72.3 million and $61.5 million, respectively, with the Federal Home Loan Bank of New York (FHLB), based on total assets and collateral available, collateralized by FHLB stock investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 4.30% to 4.60% at December 31, 2005. At December 31, 2006 and 2005, $0 and $10.6 million, respectively, in borrowings were outstanding with the FHLB.

b) Credit Lines and Borrowings

The Company has five lines of credit with financial institutions aggregating $21.5 million at December 31, 2006. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2006 and 2005, respectively.

NOTE 7 - INCOME TAXES

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The components of income taxes (benefit) are summarized as follows (in thousands):

	December 31,
	2006	2005	2004
Current Tax Expense:
Federal	$ 1,131	$ 742	$ 149
State	45	247	113

	1,176	989	262
Deferred Tax (Benefit):
Federal	(188)	(420)	(120)
State	188	(140)	(29)

	—	(560)	(149)

	$ 1,176	$ 429	$ 113

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

	December 31,
	2006	2005	2004
Federal income tax	$ 1,147	$ 865	$ 501
Add (deduct) effect of:
State income taxes net of federal income tax effect	154	146	55
Change in valuation reserve	—	(495)	(419)
Meals and entertainment	35	35	32
Increase in cash surrender value life insurance	(71)	—	—
Tax-exempt income	(95)	(116)	(90)
Other	6	(6)	34

	$ 1,176	$ 429	$ 113

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2006	2005

Deferred tax assets:
Allowance for loan losses	$528	$469
Federal AMT Tax	—	27
Mark to market - loans	2	2
Charitable contribution carryover	—	3
Non accrual loan income	6	—
Depreciation	142	58
Unrealized Loss - AFS	96	180
NOL carryover and other	31	150

Net deferred tax assets	$805	$889

The valuation allowance for deferred taxes as of December 31, 2006 and 2005 was $0. The net change in the total valuation allowance for the year ended December 31, 2005 was a net decrease of $495,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

At December 31, 2006, the bank has state income tax loss carryforwards of approximately $215,000 which expire through 2011. Under a temporary moratorium in effect in New Jersey, the Company is only permitted to use half of these net-operating losses for state tax purposes in 2005. New Jersey taxable income in 2005 was reduced 50% by net operating loss carryforwards. In 2006 the Company was permitted to use all of these net-operating loss carryforwards for state tax purposes.

NOTE 8 - RELATED PARTY TRANSACTIONS

A director of the Company is a member of the law firm, which represents the Company as general counsel. The Company paid fees to this law firm, relating to general corporate matters, of approximately $43,000, $76,000 and $94,000 during the years ended December 31, 2006, 2005 and 2004, respectively. This law firm had approximately $10,839,000 and $18,135,000 of deposits held with the Company as of December 31, 2006 and 2005, respectively. The law firm had outstanding loan balances of $397,000 and $559,000 at December 31, 2006 and 2005, respectively, in connection with one term loan made by the Bank in 2003 and two term loans made by the Bank in 2001 and 2003.

A director of the Company is an owner of a restaurant, which the Company uses for entertainment purposes. The Company paid this restaurant approximately $12,000, $3,000 and $4,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 9 - NET INCOME PER SHARE

The Company’s calculation of net income per share is as follows:

	Year Ended December 31, (in thousands, except per share data)
	2006	2005	2004

Basic earnings per share:
Net income	$2,198	$2,115	$1,359
Average number of shares outstanding	3,771	3,400	3,362

Basic earnings per share	$ 0.58	$ 0.62	$ 0.40

Diluted earnings per share:
Net income	$2,198	$2,115	$1,359
Average number of shares of common stock and equivalents outstanding:
Average common shares outstanding	3,771	3,400	3,362
Additional shares considered in diluted computation assuming:
Exercise of options and warrants	587	550	543

Average number of shares outstanding
On a diluted basis	4,358	3,950	3,905

Diluted earnings per share	$ 0.50	$ 0.54	$ 0.35

NOTE 10 - STOCK OPTION PLANS AND WARRANTS

The Board of Directors of the Company adopted three stock option plans, for the members of the board of directors, executive officers, and certain employees of the Bank.

The Company’s 1998 Combined Stock Option Plan (the Combined Plan) and Non-Qualified Stock Option Plan provides for the granting of options to acquire up to 382,885 shares of the Company’s common stock. The Company’s 2001 Combined Stock Option Plan (2001 Combined Plan) provides for the granting of 255,256 shares of the Company’s common stock. Both incentive stock options (ISOs) and non-qualified options (NQOs) may be granted under the plans. The shares of common stock that may be purchased pursuant to ISOs granted under the Combined Plan is limited to 191,442. The number of shares of common stock that may be purchased pursuant to NQOs granted under the Combined Plan is 95,721. Only key employees of the Company may receive ISOs under the Combined Plan and the 2001 Combined Plan. Only NQOs may be granted under the NQO Plan.

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

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005 and 2004 and the change during the years ended is represented below:

	Number of Shares	Weighted average exercise price
Outstanding at December 31, 2003	567,759	$ 7.74
Granted	41,256	11.30
Exercised	(5,107)	8.07
Forfeited	(6,727)	8.17

Outstanding at December 31, 2004	597,181	7.99

Granted	39,809	10.78
Exercised	(7,608)	7.09
Forfeited	(8,763)	8.61

Outstanding at December 31, 2005	620,619	8.18

Granted	2,625	13.44
Exercised	(51,704)	8.31
Forfeited	(2,418)	10.84

Outstanding at December 31, 2006	569,122	$ 8.18

At December 31, 2006, 2005 and 2004, the number of options exercisable was 566,497, 620,619 and 532,366, respectively, and the weighted-average price of those options was $8.18, $8.18 and $7.80, respectively.

At December 31, 2006 and 2005, there were 4,600 and 4,806 additional shares available for grant under the Plans. During 2006, 2,625 options were granted. During 2005, 39,809 options were granted.

The following table summarizes information about options outstanding at December 31, 2006:

	Options outstanding		Options exercisable
Number outstanding at December 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number outstanding at December 31, 2006	Weighted average exercise price
569,122	3.50 years	$8.18	566,497	$8.18

Information related to the stock option plan during each year follows (in thousands):

	2006	2005	2004

Intrinsic value of options exercised	$274	$ 30	$ 19
Cash received from options exercised	429	54	$ 41
Tax benefit realized from option exercises	106	—	—
Weighted average fair value of options granted	$ 12	$161	$165

In November of 2002, the Company sold 1,104,000 units in a public offering. Each unit consisted of one share of common stock and one warrant to purchase 1.22 shares of common stock at a price per share of $7.93 (both as adjusted for subsequent stock dividends) at any time until November 30, 2006. As of December 31, 2006 all warrants had been exercised or forfeited.

The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 40% of the amount of the salary reduction the employee elects to defer up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $76 thousand, $51 thousand and $28 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 11 - COMMITMENTS

a) Lease Commitments

The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2015. Rental expense was approximately $560 thousand, $528 thousand and $397 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a schedule of minimum rental commitments under operating leases at December 31, 2006 (in thousands):

2007	$ 545
2008	554
2009	535
2010	370
2011	207
Thereafter	491

Total	$2,702

b) Employment Agreements

The Company has entered into employment agreements with two key executives. These agreements provide for terms through March 2008. Pursuant to these agreements, the named individuals will receive base salaries and certain increases as defined in these agreements.

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

The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,
	2006	2005

Commitments to extend credit and unused lines
of credit	$97,252	$87,727
Letters of credit—-standby and performance	1,490	1,527

Total	$98,742	$89,254

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case-basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had extensions of credit to related parties for approximately $3.0 million and $3.7 million at December 31, 2006 and 2005, respectively.

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

The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2006 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated
Interest income	$ 15,910	$ 627	$ (755)	$ 15,782
Interest expense	6,054	755	(755)	6,054
Provision for loan losses	201	—	—	201
Non-interest income	870	2,083	(84)	2,869
Non-interest expense	8,286	1,996	(84)	10,198
Net Income	2,239	(41)	—	2,198
Total assets	$287,955	$ 9,178	$(7,705)	$289,428

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2005 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated
Interest income	$ 11,634	$ 683	$ (712)	$ 11,605
Interest expense	3,194	712	(712)	3,194
Provision for loan losses	392	—	—	392
Non-interest income	771	2,252	(84)	2,939
Non-interest expense	6,789	2,138	(84)	8,843
Net Income	2,030	85	—	2,115
Total assets	$246,556	$19,454	$(20,084)	$245,926

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2004 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated
Interest income	$ 8,078	$ 568	$ (444)	$ 8,202
Interest expense	2,019	444	(444)	2,019
Provision for loan losses	225	—	—	225
Non-interest income	744	2,185	(84)	2,845
Non-interest expense	5,362	2,166	(84)	7,444
Net income	1,216	143	—	1,359
Total assets	$182,463	$14,651	$(15,238)	$181,876

NOTE 14 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-

balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2006, management believes that both the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Bank’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For capital Adequacy purposes		For classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:

Total capital (to risk-weighted assets)	$24,365	10.31%	$18,908	≥8.00%	$23,634	≥10.00%
Tier I capital (to risk-weighted assets)	22,195	9.39%	9,454	≥4.00%	14,181	≥6.00%
Tier I capital (to average assets)	22,195	8.24%	10,780	≥4.00%	13,475	≥5.00%

December 31, 2005:

Total capital (to risk-weighted assets)	$22,003	10.59%	$16,618	≥8.00%	$20,772	≥10.00%
Tier I capital (to risk-weighted assets)	19,974	9.62%	8,309	≥4.00%	12,463	≥6.00%
Tier I capital (to average assets)	19,974	8.51%	9,391	≥4.00%	11,739	≥5.00%

As of December 31, 2006 and 2005, the Bank’s ratio of equity capital to total assets was 8.02% and 8.48%, respectively.

The Company’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For capital Adequacy purposes		For classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:

Total capital (to risk-weighted assets)	$39,063	16.52%	$18,916	≥8.00%	$23,645	≥10.00%
Tier I capital (to risk-weighted assets)	36,893	15.60%	9,458	≥4.00%	14,187	≥6.00%
Tier I capital (to average assets)	36,893	13.69%	10,780	≥4.00%	13,475	≥5.00%

December 31, 2005:

Total capital (to risk-weighted assets)	$26,450	12.73%	$16,618	≥8.00%	$20,772	≥10.00%
Tier I capital (to risk-weighted assets)	24,421	11.76%	8,309	≥4.00%	12,463	≥6.00%
Tier I capital (to average assets)	24,421	10.40%	9,391	≥4.00%	11,739	≥5.00%

As of December 31, 2006 and 2005, the Company’s ratio of equity capital to total assets was 13.09% and 10.29%, respectively.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2006 and 2005 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $28.6 million and $10.3 million approximates fair value at December 31, 2006 and 2005, respectively.

The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. The recorded value of loans held for sale is approximately $5.0 million and $15.4 million at December 31, 2006 and 2005, respectively, and approximates their fair value.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	2006		2005
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Investment securities - held to maturity	$ 10,485	$ 10,552	$ 9,366	$ 9,372
Investment securities- available for sale	$ 38,914	$ 38,914	$ 31,899	$ 31,899
Loans held for sale	$ 5,003	$ 5,087	$ 15,380	$ 15,586
Loans, net of deferred fees	$192,435	$191,617	$167,147	$166,963

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

	2006		2005
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Time deposits	$35,616	$35,415	$20,731	$20,462

The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	2006		2005
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Federal Home Loan Bank Borrowings	$0	$0	$10,600	$10,603

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

NOTE 16 - PARENT COMPANY ONLY

The following information on the parent only financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Financial Condition

	2006	2005

Assets:
Cash and due from subsidiaries	$ 14,591	$ 4,448
Investment in subsidiaries	23,199	20,857
Other assets	106	—

Total assets	$ 37,896	$ 25,305

Liabilities:
Other liabilities	$ —	$ —

Stockholders’ equity:
Common stock	35,074	24,389
Other comprehensive loss, net of taxes	(186)	(307)
Retained earnings	3,008	1,223

Total stockholders’ equity	37,896	25,305

Total liabilities and stockholders’ equity	$ 37,896	$ 25,305

The following information on the parent only operating statements and cash flows as of December 31, 2006, 2005 and 2004 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Operations

	2006	2005	2004

Equity in undistributed income of subsidiaries	$ 2,221	$ 2,125	$ 1,359

Other expenses	23	10	—

Net income	$ 2,198	$ 2,115	$ 1,359

Statements of Cash Flows

Cash flows from operating activities:
Net income	$ 2,198	$ 2,115	$ 1,359
Equity in undistributed income of
the subsidiaries	(2,221)	(2,125)	(1,359)
Increase in other assets	(106)	—	—
Decrease in other liabilities	—	—	—

Net cash used in operating activities	(129)	(10)	—

Cash flows from financing activities:
Proceeds from sale of stock, net	10,685	509	88
Cash dividend paid	(413)	(126)	—

Net cash provided by financing activities	10,272	383	88

Net change in cash for the period	10,143	373	88
Net cash at beginning of year	4,448	4,075	3,987

Net cash at end of year	$ 14,591	$ 4,448	$ 4,075

NOTE 17 - QUARTERLY FINANCIAL DATA (unaudited)

Selected Consolidated Quarterly Financial Data

2006 Quarter Ended, (In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,551	$3,828	$4,126	$4,277
Total interest expense	1,226	1,388	1,689	1,751

Net interest income	2,325	2,440	2,437	2,526
Provision for loan losses	76	50	75	—

Net interest income after provision for loan loss	2,249	2,390	2,362	2,526
Other income	656	528	841	844
Other expenses	2,160	2,178	2,334	2,350

Income before income taxes	745	740	869	1,020
Income tax expense	270	255	296	355

Net income	$ 475	$ 485	$ 573	$ 665

(1)Net income - Basic	$ 0.14	$ 0.14	$ 0.15	$ 0.15

(1)Net income - Diluted	$ 0.11	$ 0.11	$ 0.13	$ 0.14

2005 Quarter Ended, (In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Total interest income	$2,342	$2,683	$3,105	$ 3,475
Total interest expense	578	705	897	1,014

Net interest income	1,764	1,978	2,208	2,461
Provision for loan losses	—	57	192	143

Net interest income after provision for loan loss	1,764	1,921	2,016	2,318
Other income	581	700	849	809
Other expenses	2,033	2,073	2,135	2,173

Income before income taxes	312	548	730	954
Income tax expense (benefit)	50	203	273	(97)

Net income	$ 262	$ 345	$ 457	$ 1,051

(1)Net income - Basic	$ 0.07	$ 0.10	$ 0.13	$ 0.31

(1)Net income - Diluted	$ 0.06	$ 0.09	$ 0.12	$ 0.27

(1)	The earnings per share quoted above have been adjusted to reflect the 5% stock dividend declared in April 2005 and paid in June 2005 and stock dividend declared in April 2006 and paid in May 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 21, 2007.

SOMERSET HILLS BANCORP

By:/s/ Stewart E. McClure, Jr. Stewart E. McClure, Jr. President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 21, 2007.

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

