Form 10-Q
period 2007-03-31
SOMERSET HILLS BANCORP
filed 2007-05-11
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|      Accelerated filer |_|      Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

As of May 4, 2007 there were 4,752,445 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

INDEX

Part I – Financial Information		Page(s)

Item I.	Financial Statements
	Consolidated Balance Sheets
	As of March 31, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Income for the Three
	months ended March 31, 2007 and 2006 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity
	For the three months ended March 31, 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three months
	Ended March 31, 2007 and 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10-15

Item 3.	Quantitiative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

Certifications		19-20

Exhibit 32		21

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2007	December 31, 2006
Cash and due from banks	$7,685	$21,312
Interest bearing deposits at other banks	142	1,350
Federal funds sold	24,300	5,900

Total cash and cash equivalents	32,127	28,562
Loans held for sale	5,959	5,003
Investment securities held to maturity (Approximate
market value of $13,315 in 2007 and $10,552 in 2006)	13,206	10,485
Investment securities available-for-sale	38,714	38,914
Loans receivable	190,612	192,571
Less: allowance for Loan Losses	(2,170)	(2,170)
Deferred fees	(133)	(136)

Net loans receivable	188,309	190,265
Premises and equipment, net	6,416	6,295
Goodwill, net	1,191	1,191
Bank owned life insurance	5,851	5,801
Accrued interest receivable	1,534	1,508
Deferred tax asset	784	805
Other assets	804	599

Total assets	$294,895	$289,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$46,171	$51,015
Interest bearing deposits-NOW,
money market and savings	168,401	163,590
Certificates of deposit, under $100,000	21,101	20,617
Certificates of deposit, $100,000 and over	19,469	14,999

Total deposits	255,142	250,221

Accrued interest payable	799	697
Taxes Payable	122	34
Other liabilities	510	580

Total Liabilities	256,573	251,532

STOCKHOLDERS’ EQUITY:
Preferred stock - 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 Shares
of no par value; issued and outstanding,
4,998,467 shares in 2007 and 4,997,490 in 2006	36,924	36,916
Retained earnings	1,542	1,166
Accumulated other comprehensive loss	(144)	(186)

Total stockholders’ equity	38,322	37,896

Total liabilities and stockholders’ equity	$294,895	$289,428

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31

	2007	2006

INTEREST INCOME
Loans, including fees	$3,545	$3,074
Investment securities	677	459
Federal funds sold	144	10
Interest bearing deposits with other banks	14	8

Total interest income	4,380	3,551
INTEREST EXPENSE
Deposits	1,834	1,128
Federal funds purchased	—	1
Federal Home Loan Bank advances	2	97

Total interest expense	1,836	1,226

Net interest income	2,544	2,325
Provision for loan losses	—	76

Net interest income after provision
for loan losses	2,544	2,249

NON-INTEREST INCOME
Service fees on deposit accounts	79	75
Gains on sales of mortgage loans, net	415	465
Other income	104	116

Total non-interest income	598	656

NON-INTEREST EXPENSE
Salaries and employee benefits	1,260	1,146
Occupancy expense	454	390
Advertising and business promotion	112	170
Stationery and supplies	66	60
Data Processing	135	102
Other operating expense	356	292

Total Non-Interest Expense	2,383	2,160

Income before provision for taxes	759	745
Provision for Income Taxes	239	270

Net income	$520	$475

Per share data
Net income basic	$0.10	$0.13

Net income diluted	$0.10	$0.11

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(In thousands except share data)
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2006	$36,916	$ 1,166	$(186)	$—	$ 37,896
Exercise of common stock options	8	—	—	—	8
Net income for the period	—	520	—	520	520
Cash dividend paid	—	(144)	—	—	(144)
Other comprehensive income, net of taxes	—	—	42	42	42

Total comprehensive income				$562

Balance March 31, 2007	$36,924	$ 1,542	$(144)		$38,322

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES:	2007	2006
Net income	$520	$475
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	161	139
Provision for loan losses	—	76
Mortgage loans originated for sale	(65,382)	(65,725)
Proceeds from mortgage loan sales	64,841	70,313
Gain on sale of mortgage loans	(415)	(465)
Increase in accrued interest receivable	(26)	(68)
Increase in bank owned life insurance	(50)	(47)
(Increase) decrease in other assets	(226)	27
Decrease (increase) in deferred taxes	21	(45)
Increase in accrued interest payable	102	109
Increase (decrease) in other liabilities	18	(591)

Net cash provided by (used in) operating activities	(436)	4,198

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	(3,240)	—
Purchases of investment securities available-for-sale	(5,193)	(3,069)
Maturity and payments of investment securities available-for-sale	5,451	4,784
Maturity and payments of investment securities held to maturity	519	—
Net (increase) decrease in loans receivable	1,956	(5,399)
Purchases of premises and equipment	(277)	(151)

Net cash used in investing activities	(784)	(3,835)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposit and savings accounts	(33)	1,824
Net increase in certificates of deposit	4,954	2,634
Net decrease in Federal Home Loan Bank advances	—	(9,600)
Net proceeds from sale of common stock, options and warrants	8	829
Cash dividends paid	(144)	(66)

Net cash provided by (used in) financing activities	4,785	(4,379)

Net increase (decrease) in cash and cash equivalents	3,565	(4,016)
Cash and cash equivalents at beginning of period	28,562	10,321

Cash and cash equivalents at end of period	$32,127	$6,305

Supplemental information:
Cash paid during the year for:
Interest	$1,733	$1,117
Income taxes	$100	$781

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

        Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2007, the Bank operates five banking offices: its main office, located in Somerset County, New Jersey, three branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Morristown, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

        The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

        The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Three Months Ended, March 31, 2007			Three Months Ended, March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$520	4,998	$0.10	$475	3,633	$0.13

Effect of dilutive securities:
Options/warrants	—	267		—	773

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$520	5,265	$0.10	$475	4,406	$0.11

Share data has been adjusted to reflect a 5% stock distribution declared on April 25, 2007 and payable on May 31, 2007.

c) Comprehensive Income

        The components of other comprehensive income for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31
	2007	2006
Net income	$520	$475
Change in unrealized holding (losses) gains on available for sale securities	42	(71)

Net unrealized (loss) gain	42	(71)

Other comprehensive income	$562	$404

d) Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. In December 2005 the Company amended all outstanding option grants to accelerate the vesting period, making the options 100% vested.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price
Outstanding at December 31, 2006	597,578	$7.79
Granted	—	—
Exercised	(957)	5.89
Forfeited	(5,335)	10.20

Outstanding at March 31, 2007	591,286	$7.77

Exercisable as of March 31, 2007	589,449	$7.76

        Share data has been adjusted to reflect a 5% stock distribution declared on April 25, 2007 and payable on May 31, 2007.

Proceeds received from the exercise of stock options were approximately $8 thousand and $57 thousand for the first quarter of 2007 and 2006, respectively. There was no stock-based compensation expense for the first quarter of 2007 and no options were granted during the first quarter of 2007.

The per share weighted-average fair values of stock options granted during 2006 were $4.38 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2006: expected dividend yield of 0.21%, volatility of 18.24% and a risk-free interest rate of 4.70% and expected life of 7 years.

e) Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management has determined the adoption of this statement does not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management has determined the adoption of this statement does not have a material impact on the Company’s consolidated financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial position or results of operation.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New Jersey [ as well as various other state income taxes and foreign income taxes]. The Company is no longer subject to examination by taxing authorities for the years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 or March 31, 2007.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management has determined the adoption of this statement does not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including and amendment of FASB Statement No. 115“ (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management has not completed its evaluation of the impact of this Statement on the Company’s consolidated financial position or results of operations.

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

        The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$4,403	$87	$ (110)	$4,380
Interest expense	1,836	110	(110)	1,836
Provision for loan losses	—	—	—	—
Non-interest income	206	415	(23)	598
Non-interest expense	2,222	423	(23)	2,622
Net income (loss)	551	(31)	—	520

Total assets	$293,756	$10,889	$(9,750)	$ 294,895

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended March 31, 2007 and March 31, 2006

CRITICAL ACCOUNTING POLICIES

        Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2006 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 11 and 14 of this Form 10-Q for the provision and allowance for loan losses.

OVERVIEW

        For the three months ended March 31, 2007, the Company realized a $45 thousand increase in net income. For the three months ended March 31, 2007, net income was $520 thousand or $0.10 basic and $0.10 diluted earnings per share compared to $475 thousand or $0.13 basic and $0.11 diluted earnings per share for the same period in 2006. Early in the fourth quarter of 2006, the Company’s outstanding stock purchase warrants expired. Over 99.8% of the warrants were exercised before expiration. As a result, the Company’s average outstanding shares for the quarter ended March 31, 2007 increased to 4,997,986 from 3,633,003 outstanding in the first quarter of 2006.

        The results reflect a substantial increase in interest income due primarily to the growth in loan volume and the investment portfolio coupled with a decrease in provision for loan losses. These increases in income were partially off-set by an increase in interest expense and an increase in non-interest expense. We also recognized a decrease in non-interest income.

        At March 31, 2007, total assets were $294.9 million, an increase of $5.5 million from total assets of $289.4 million at year end 2006. The increase reflects an increase in federal funds sold of $18.4 million, an increase of $1.0 million in loans held for sale and an increase of $2.7 million in investment securities held to maturity. These increases were partially off-set by decreases of $2.0 million in loans receivable, a decrease of $13.6 million in cash and due from banks and a decrease of $1.2 million in interest bearing deposits. Funding the increase in assets, total deposits increased by $4.9 million. During the first quarter, the Company generated excess liquidity through deposit increases and reduced funding requirements for the Company’s loan portfolio. The excess liquidity was primarily invested in federal funds sold and the investment portfolio during the first quarter of 2007.

RESULTS OF OPERATIONS

        Interest Income. Total interest income increased $829 thousand, or 23.4% to $4.4 million for the quarter ended March 31, 2007 from $3.6 million for the same period in 2006. There was an increase of $41.1 million in average first quarter interest earning assets from $222.3 million in 2006 to $263.4 million in 2007. Augmenting the increase in average earning assets was a 26 basis point increase in average rate earned from 6.48% during the first quarter of 2006 to 6.74% in the first quarter of 2007. The increase in rates had the greatest effect on due from banks and federal funds sold. The average rate earned on due from banks increased by 86 basis points to 5.26% in the first quarter of 2007 from 4.40% during the first quarter of 2006. The rate earned on federal funds sold increased 63 basis points to 5.24% in the first quarter of 2007 from 4.61% during the first quarter of 2006. The average rate earned on investment securities increased 54 basis points to 5.10% for the first quarter of 2007 from 4.56% in the first quarter of 2006. The average rate earned on loans held for sale decreased 12 basis points to 6.47% for the first quarter of 2007 from 6.59% for the first quarter of 2006. The average rate earned on loans increased by 36 basis points for the first quarter of 2007 to 7.31%, from 6.95% for the first quarter of 2006. The increase in rates earned reflects the current market trend of higher interest rates. The increase in rates were augmented by increases in volume as the average loan balance increased 12.6% from $170.5 million to $191.9 million from the first quarter 2006 to first quarter 2007. The average balance of investment securities increased by $13.1 million, or 32.1%, to $53.9 million in the first quarter of 2007 from $40.8 million in the first quarter of 2006. The average balance of federal funds sold increased $10.2 million, or 1,033.3%, to $11.1 million during the first quarter of 2007 compared to $900 thousand during the first quarter of 2006.

        Interest Expense. The Company’s interest expense for the first quarter of 2007 increased $610 thousand, or 50.0% to $1.8 million from $1.2 million in the first quarter of 2006. This increase was the result of an increase in the average balance of interest bearing liabilities of $31.2 million, or 18.2% to $202.5 million during the first quarter of 2007 from $171.3 million in the same period of 2006. The average cost of funds increased 78 basis points to 3.68% for the first quarter of 2007 from 2.90% in the first quarter of 2006. Interest expense on interest bearing demand deposits increased $510 thousand or 62.8% to $1.2 million in the first quarter of 2007 from $737 thousand in the first quarter in 2006. Interest expense on money market deposits decreased $72 thousand or 38.7% while interest expense on Federal Home Loan Bank advances decreased $95 thousand or 99.0%, reflecting a substantial paydown of borrowings. Interest expense on time deposits increased $271 thousand or 145.7% in the first quarter of 2007 compared to the same period in 2006 and the average rate increased to 4.69% in the current period from 3.67% in the first quarter of 2006, reflecting the repricing of the time deposit portfolio to higher rates as time deposits originated during prior promotions matured. NOW deposit average balances have grown $31.5 million, or 28.8%, from $109.5 million during the first quarter of 2006 to $141.0 million in the first quarter of 2007. The interest expense on NOW deposits increased $510 thousand from the first quarter of 2006, while the average interest rate paid increased 86 basis points from 2.73% to 3.59% during the same period. Average money market deposits reflect a decrease of $9.5 million, or 36.1%, in average balances while the average rate paid decreased 13 basis points from 2.87% in the first quarter of 2006 to 2.75% in the first quarter of 2007. Average borrowed funds decreased to $129 thousand in the first quarter of 2007 from $8.6 million in the first quarter of 2006. The interest expense on savings deposits decreased $6 thousand from the first quarter of 2006 to the first quarter of 2007 while the average interest rate paid decreased 8 basis points to 1.15% during the first quarter of 2007 from 1.23% in the first quarter of 2006. The average balance decreased $1.3 million to $5.1 million from $6.4 million during the same period. The decline in rate on both savings deposits and money market deposits reflects the termination of certain promotional rates which were offered to certain customers during the first quarter of 2006.

        The following table presents a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders’ equity for the three months ended March 31, 2007 and 2006. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended March 31,

	2007			2006
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$1,062	$14	5.26%	$742	$8	4.40%
Loans	191,902	3,458	7.31%	170,515	2,922	6.95%
Loans held for sale	5,472	87	6.47%	9,319	152	6.59%
Investment securities (1)	53,867	677	5.10%	40,791	459	4.56%
Fed funds sold	11,122	144	5.24%	892	10	4.61%

Total interest earning assets	$263,425	$4,380	6.74%	$222,259	$3,551	6.48%

Non-interest earning assets	24,557			20,398
Allowance for loan losses	(2,170)			(2,034)

Total Assets	$285,812			$240,623

Liabilities and Equity

Federal funds purchased	$ -	$ -	-%	$56	$1	4.69%
Interest bearing demand deposits	140,999	1,248	3.59%	109,465	737	2.73%
Savings	5,068	14	1.15%	6,434	19	1.23%
Money Market	16,817	114	2.75%	26,260	186	2.87%
Certificates of deposits	39,526	458	4.69%	20,506	186	3.67%
FHLB advances/ other borrowings	129	2	5.44%	8,550	97	4.58%

Total interest bearing liabilities	202,539	1,836	3.68%	171,271	1,226	2.90%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	43,723			41,648
Other liabilities	1,484			1,727

Total Liabilities	247,746			214,646
Stockholders’ Equity	38,066			25,977

Total Liabilities and Stockholders’ Equity	$285,812			$240,623

Net Interest Income		$2,544			$2,325

Net Interest Spread			3.06%			3.58%
Net Interest Margin			3.92%			4.24%

(1) Includes FHLB stock

Net-Interest Income. The net interest income for the first quarter of 2007 increased $219 thousand over the same period last year. This increase was the result of the Company’s ability to add more interest earning assets than interest bearing liabilities in a rising market rate environment. In addition, the greatest growth in the Company’s deposit portfolio occurred in a lower costing category, interest bearing demand deposits, helping to moderate the increase in the Company’s cost of funds. The net interest spread decreased by 52 basis points to 3.06% and the net yield on interest-earning assets increased 26 basis points to 6.74%. The cost of interest bearing liabilities increased 78 basis points to 3.68% in the first quarter of 2007 compared to the same period last year.

        Provision for Loan Losses. For the three months ended March 31, 2007 there was no provision for loan losses compared to $76 thousand for the quarter ended March 31, 2006. The provision for loan losses reflects the slower growth in the loan portfolio during 2007 and management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimated. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

        Non-Interest Income. Non-interest income decreased by 8.8% or $58 thousand in the first quarter of 2007 to $598 thousand from $656 thousand in the first quarter of 2006. The decrease in non-interest income in the first quarter of 2007 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $50 thousand, or 10.8% to $415 thousand in the first quarter of 2007 compared to $465 thousand in the first quarter of 2006. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $5.2 million to $65.4 million in the first quarter of 2007 compared to $70.6 million in the first quarter of 2006. Other components of non-interest income include fees on deposit accounts, which increased $4 thousand or 5.1% to $79 thousand in the first quarter of 2007 from $75 thousand in the first quarter of 2006. Other income decreased $12 thousand, to $104 thousand in the first quarter of 2007 compared to $116 thousand in the first quarter of 2006.

        Non-Interest Expense. For the quarter ended March 31, 2007, non-interest expense increased $223 thousand from the same period last year. The increase in non-interest expense in the first quarter 2007 was attributable to an increase of $114 thousand in salaries and benefits, $64 thousand in occupancy expense, $64 thousand in other operating expense, $33 thousand in data processing and $6 thousand in stationery and supplies for the comparable period. These increases were offset by a decrease of $58 thousand in advertising and business promotion expense.

        Income Taxes. Income tax expense decreased $31 thousand to $239 thousand for the three months ended March 31, 2007 as compared to $270 for the same period in 2006. The decrease is a result of the Company taking full advantage of its tax planning strategies.

FINANCIAL CONDITION

March 31, 2007 as compared to December 31, 2006

        Total assets increased $5.5 million at March 31, 2007 to $294.9 million from total assets of $289.4 million at December 31, 2006. Increases in total assets include increases of $18.4 million in federal funds sold, $2.7 million in investment securities held to maturity and $1.0 million in loans held for sale. These increases were partially offset by a $13.6 million decrease in cash and due from banks, $2.0 million in loans receivable, $1.2 million in interest bearing deposits and $200 thousand in investment securities available for sale. Total deposits increased $4.9 million from $250.2 million at year-end 2006 to $255.1 million on March 31, 2007. During the first quarter, the Company generated excess liquidity through deposit increases and reduced funding requirements for the Company’s mortgage banking operations. The reduced funding needs were the result of seasonal factors as well as the impact of higher rates on mortgage originations. The excess liquidity was primarily invested in federal funds sold during 2007, with additional liquidity invested in the securities portfolio.

        Total loans at March 31, 2007 decreased $2.0 million to $190.6 million from $192.6 million at year-end 2006. The changes in and composition of the loan portfolio, by category, as of March 31, 2007 from December 31, 2006 is as follows: Commercial loans decreased by $4.7 million or 6.0% to $73.7 million, consumer and installment loans decreased $16 thousand or 1.6%, home equity loans decreased by $911 thousand, or 2.3% to $37.8 million and commercial real estate loans increased by $4.0 million, or 6.0%, to $71.2 million. Residential mortgage loans decreased $265 thousand, or 3.7% to $6.9 million for the comparable period. During the first quarter, the Company funded $61.2 million in new loan originations, while it received $63.2 million in scheduled repayments and pre-payments.

        The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial and industrial	$73,745	38.7%	$78,366	40.7%
Commercial real estate properties	71,188	37.3%	67,244	34.9%
Residential properties (1-4 Family)	6,880	3.6%	7,145	3.7%
Consumer and installment	968	0.5%	984	0.5%
Home equity	37,831	19.9%	38,832	20.2%

Gross loans	190,612	100.0%	192,571	100.0%

Less: Net deferred fees	133		136

Total loans	190,479		192,435
Less: Allowance for loan losses	2,170		2,170

Net Loans	$188,309		$190,265

        Federal funds sold increased by $18.4 million to $24.3 million at March 31, 2007 from $5.9 million at December 31, 2006. During the first quarter of 2007, the Company reinvested a large deposit at year end into federal funds sold from cash and due from banks. In addition, deposits in excess of current funding needs were invested in federal funds sold.

        Securities available for sale decreased $200 thousand, or 0.5%, from $38.9 million at year-end 2006 to $38.7 million at March 31, 2007. Securities held to maturity increased $2.7 million, or 25.7%, from $10.5 million at December 31, 2006 to $13.2 million at March 31, 2007. The Company purchased $8.4 million in new securities in the first three months of 2007 and $6.0 million in securities matured, were called or were prepaid. There were $144 thousand in recorded unrealized losses in the available for sale portfolio and $5 thousand in net amortization expenses during the first three months of 2007.

        Total deposits increased $4.9 million, or 2.0%, to $255.1 million during the first three months of 2007 from $250.2 million for the year ended December 31, 2006. NOW deposits increased by $7.1 million, savings deposits decreased by $3.3 million, money market deposits increased $1.0 million and demand deposits decreased by $4.8 million. Time deposits increased $4.9 million. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

ASSET QUALITY

        At March 31, 2007 non-accrual loans decreased by $46 thousand from $282 thousand at December 31, 2006. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Non-accrual loans	$236	$282
Non-accrual loans to total loans	0.12%	0.15%
Non-performing assets to total assets	0.08%	0.10%
Allowance for loan losses
as a % of non-performing loans	919%	770%
Allowance for loan losses to total loans	1.14%	1.13%

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $236 thousand in non-performing loans at March 31, 2007 compared to $282 thousand at December 31, 2006.

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

        At March 31, 2007, the allowance for loan losses remained consistent at $2.2 million compared to year-end 2006. There were no charge offs and no recoveries reported in the first three months of 2007. The allowance for loan losses as a percentage of total loans was 1.14% at March 31, 2007 compared to 1.13% at December 31, 2006.

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

At March 31 2007, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

	Interest Rate Sensitivity Gap March 31, 2007 (in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL

Investment securities	$3,170	$4,532	$27,436	$16,782	$51,920
Loans held for sale	5,959	—	—	—	5,959
Loans	75,862	24,500	67,734	22,516	190,612
Federal funds sold	24,300	—	—	—	24,300
Interest bearing deposits at other banks	142	—	—	—	142

Total interest earning assets	109,433	29,032	95,170	39,298	272,933
Non-interest earning assets	—	—	—	—	21,962

Total assets	—	—	—	—	$294,895

Interest bearing transactions deposits	$168,401	$ —	$ —	$ —	$168,401
Certificates of deposit	17,497	19,712	3,361	—	40,570

Total interest bearing liabilities	185,898	19,712	3,361	—	208,971
Non-interest bearing liabilities	—	—	—	—	47,602

Total liabilities	—	—	—	—	256,573

Stockholders’ equity	—	—	—	—	38,322

Total liabilities and stockholders’ equity	—	—	—	—	$294,895

Interest sensitivity gap per period	$(76,465)	$9,320	$91,809	$39,298	$63,962
Cumulative interest sensitivity gap	$(76,465)	$(67,145)	$24,664	$63,962	$63,962
Cumulative gap as a percentage of total interest earning
assets	(28.0)%	(24.6)%	9.0%	23.4%	23.4%
Cumulative interest earning assets as a percentage of
cumulative interest bearing liabilities	58.9%	67.3%	111.8%	130.6%	130.6%

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

        At March 31, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

        At March 31, 2007, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $70.8 million, which represents 24.0% of total assets and 27.8% of total deposits and borrowings.

        It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $73.7 million (subject to available qualified collateral, with current borrowings of $0 outstanding at March 31, 2007). At March 31, 2007 outstanding commitments to extend credit were $118.1 million and available line of credit balances totaled $21.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

        Total stockholders’ equity increased to $38.3 million at March 31, 2007. Activity in stockholders’ equity consisted of an increase in retained earnings of $376 thousand which represents net income of $520 thousand earned during the first three months of 2007 offset by a cash dividend payment of $144 thousand. Accumulated comprehensive loss decreased by $42 thousand resulting from a net change in unrealized loss on securities available for sale. Common stock also increased by $8 thousand from the exercise of stock options during the first three months of 2007.

        At March 31, 2007 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at March 31, 2007, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio
The Bank:
Leverage Capital	$27,167	9.55%	$11,385	4%
Tier 1-Risk Based	$27,167	11.25%	$9,659	4%
Total Risk-Based	$29,337	12.15%	$19,318	8%

The Company:
Leverage Capital	$37,275	13.10%	$11,385	4%
Tier 1-Risk Based	$37,275	15.43%	$9,663	4%
Total Risk-Based	$39,445	16.33%	$19,326	8%

ITEM 3 – QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2007, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4 – CONTROLS AND PROCEDURES

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

There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

        The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

        There have been no changes in the risks associated with our securities from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. The Registrant did not repurchase any equity securities during the quarter ended March 31, 2007.

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

SOMERSET HILLS BANCORP

Date: May 7, 2007	By: /s/ Gerard Riker GERARD RIKER Executive Vice President and Chief Financial Officer