Form 10-Q
period 2007-06-30
SOMERSET HILLS BANCORP
filed 2007-08-13
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of August 8, 2007 there were 4,893,138 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

INDEX

Part I - Financial Information		Page(s)

Item I.	Financial Statements
	Consolidated Balance Sheets
	As of June 30, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Income for the Three and
	Six months ended June 30, 2007 and 2006 (Unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity
	for the six months ended June 30, 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Six months
	ended June 30, 2007 and 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 3.	Quantitiative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II - Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Certifications

Exhibit 32

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	June 30,2007	December 31, 2006

Cash and due from banks	$10,974	$21,312
Interest bearing deposits at other banks	408	1,350
Federal Funds Sold	5,100	5,900

Total cash and cash equivalents	16,482	28,562

Loans held for sale	9,286	5,003
Investment securities held to maturity (Approximate market
value of $13,283 in 2007 and $10,552 in 2006)	13,420	10,485
Investment securities available-for-sale	36,726	38,914

Loans receivable	199,140	192,571
Less: allowance for Loan Losses	(2,170)	(2,170)
Deferred fees	(151)	(136)

Net loans receivable	196,819	190,265
Premises and equipment, net	6,545	6,295
Goodwill, net	1,191	1,191
Bank owned life insurance	7,933	5,801
Accrued interest receivable	1,474	1,508
Deferred tax asset	1,033	805
Other assets	543	599

Total assets	$291,452	$289,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$44,581	$51,015
Interest bearing deposits-NOW,
money market and savings	166,807	163,590
Certificates of deposit, under $100,000	21,692	20,617
Certificates of deposit, $100,000 and over	19,999	14,999

Total deposits	253,079	250,221

Accrued interest payable	869	697
Taxes payable	62	34
Other liabilities	290	580

Total liabilities	254,300	251,532

STOCKHOLDERS’ EQUITY:
Preferred stock - 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 Shares
of no par value; issued and outstanding,
4,923,584 shares in 2007 and 4,997,490 in 2006	37,614	36,916
Retained earnings	168	1,166
Accumulated other comprehensive loss	(630)	(186)

Total stockholders’ equity	37,152	37,896

Total liabilities and stockholders’ equity	$291,452	$289,428

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$3,617	$3,349	$7,162	$6,422
Investment securities	649	458	1,326	917
Federal funds sold	203	13	347	23
Interest bearing deposits with other banks	16	8	30	16

Total interest income	4,485	3,828	8,865	7,378

INTEREST EXPENSE
Deposits	1,874	1,344	3,708	2,473
Federal funds purchased	—	—	—	1
Federal Home Loan Bank advances	—	44	2	140

Total interest expense	1,874	1,388	3,710	2,614

Net interest income	2,611	2,440	5,155	4,764

Provision for loan losses	—	50	—	126

Net interest income after provision for loan losses	2,611	2,390	5,155	4,638

NON-INTEREST INCOME
Service fees on deposit accounts	90	75	169	150
Gains on sales of mortgage loans, net	423	354	838	819
Other income	161	99	265	215

Total non-interest income	674	528	1,272	1,184

NON-INTEREST EXPENSE
Salaries and employee benefits	1,334	1,210	2,594	2,356
Occupancy expense	468	398	922	788
Advertising and business promotion	114	131	226	301
Stationery and supplies	69	45	135	104
Data Processing	127	104	262	206
Other operating expense	406	290	762	582

Total Non-Interest Expense	2,518	2,178	4,901	4,337

Income before provision for income taxes	767	740	1,526	1,485
Provision for Income Taxes	231	255	470	525

Net income	$536	$485	$1,056	$960

Per share data
Net income basic	$0.11	$0.13	$0.21	$0.26

Net income diluted	$0.10	$0.11	$0.20	$0.22

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive loss	Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2006	$36,916	$1,166	$(186)	$ —	$37,896

Exercise of common stock options	91	—	—	—	91
Stock based compensation	2	—	—	—	2
Common stock repurchased	(1,116)	—	—	—	(1,116)
Net Income for the period	—	1,056	—	1,056	1,056
Stock dividend paid (5%)	1,721	(1,721)	—	—	—
Cash dividend paid	—	(333)	—	—	(333)
Other comprehensive loss, net of taxes	—	—	(444)	(444)	(444)

Total comprehensive income				$612

Balance June 30, 2007	$37,614	$168	$(630)		$37,152

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,056	$960
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	332	279
Provision for loan losses	—	126
Mortgage loans originated for sale	(140,816)	(131,303)
Proceeds from mortgage loan sales	137,371	131,995
Gain on sale of mortgage loans	(838)	(819)
Decrease (increase) in accrued interest receivable	34	(71)
Increase in bank owned life insurance	(132)	(95)
Stock based compensation	2	—
Decrease (increase) in other assets	56	(96)
Increase in accrued interest payable	172	219
Decrease in other liabilities	(262)	(933)

Net cash (used in) provided by operating activities	(3,025)	262

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(7,205)	(7,110)
Purchase of investment securities held to maturity	(3,448)	(859)
Maturity and payments of investment securities available-for-sale	8,714	8,974
Maturity and payments of investment securities held to maturity	511	—
Net increase in loans receivable	(6,554)	(12,449)
Purchases of premises and equipment	(573)	(744)
Purchase of bank owned life insurance	(2,000)	—

Net cash used in investing activities	(10,555)	(12,188)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposit and savings accounts	(3,217)	5,788
Net increase in certificates of deposit	6,075	4,925
Net decrease in Federal Home Loan Bank advances	-	(100)
Cash dividends paid	(333)	(168)
Exercise of stock options and warrants	91	1,519
Purchase of common stock	(1,116)	—

Net cash provided by financing activities	1,500	11,964
Net (decrease) increase in cash and cash equivalents	(12,080)	38
Cash and cash equivalents at beginning of period	28,562	10,321

Cash and cash equivalents at end of period	$16,482	$10,359

Supplemental information:
Cash paid during the year for:
Interest	$3,538	$2,395
Income taxes	$512	$1,340

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

        Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2007, the Bank operates six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Morristown, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

        The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Six Months Ended, June 30, 2007			Six Months Ended, June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$1,056	4,986	$0.21	$960	3,692	$0.26

Effect of dilutive securities:
Options	—	256		—	738

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$1,056	5,242	$0.20	$960	4,430	$0.22

	Three Months Ended, June 30, 2007			Three Months Ended, June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$536	4,975	$0.11	$485	3,751	$0.13

Effect of dilutive securities:
Options	—	230		—	738

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$536	5,205	$0.10	$485	4,489	$0.11

c) Comprehensive Income

        The components of other comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$536	$485	$1,056	$960
Change in unrealized holding gains (losses) on
available for sale securities	(486)	(492)	(444)	(563)

Net unrealized gains (losses)	(486)	(492)	(444)	(563)

Other comprehensive income (loss)	$50	$(7)	$612	$397

d) Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. In December 2005 the Company amended all outstanding option grants to accelerate the vesting period, making the options 100% vested.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price
Outstanding at December 31, 2006	597,578	$7.79
Granted	13,500	12.75
Exercised	(9,648)	7.57
Forfeited	(6,554)	10.64

Outstanding at June 30, 2007	594,876	$7.86

Exercisable as of June 30, 2007	580,273	$7.75

Proceeds received from the exercise of stock options were approximately $91 thousand and $297 thousand for the first six months of 2007 and 2006, respectively. The total stock-based compensation expense for the first six months of 2007 was approximately $2 thousand.

The per share weighted-average fair values of stock options granted during 2007 and 2006 were $3.91 and $4.60, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2007 and 2006, respectively: expected dividend yields of 1.25% and 0.21%, stock price volatility of 15.78% and 18.24%, risk-free interest rates of 4.80% and 4.70% and expected lives of 7 years.

Stock Compensation:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved under the Plan. Vesting occurs over a four year period. As of June 30, 2007, no shares were vested.

For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded. The vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. For the three month period ended June 30, 2007, the Company recognized $1 thousand of compensation expense related to the shares awarded. As of June 30, 2007 there was approximately $45 thousand of unrecognized compensation costs related to nonvested restricted stock plan shares. These costs are expected to be recognized over a period of four years. The fair value of nonvested stock awards at June 30, 2007 was $46 thousand.

A summary of the status of the Company’s nonvested plan shares as of June 30, 2007 and changes during the quarter ended is as follows:

For the Three Months Ended June 30, 2007	Shares	Weighted Average Grant Date Share Value
Nonvested at beginning of period	—	$ —
Granted	3,600	12.75
Vested	(—)	—

Nonvested at end of period	3,600	$12.75

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New Jersey as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for the years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 or June 30, 2007.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management has determined the adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including and amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management has not completed its evaluation of the impact of this Statement on the Company’s consolidated financial position or results of operations.

(b) Segment Information

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$4,531	$103	$(149)	$4,485
Interest expense	1,874	149	(149)	1,874
Provision for loan losses	—	—	—	—
Non-interest income	272	423	(21)	674
Non-interest expense	2,384	386	(21)	2,749
Net income (loss)	545	(9)	—	536

Total assets	$289,929	$12,000	$(10,477)	$291,452

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$8,934	$190	$(259)	$8,865
Interest expense	3,710	259	(259)	3,710
Provision for loan losses	—	—	—	—
Non-interest income	476	838	(42)	1,272
Non-interest expense	4,605	808	(42)	5,371
Net income (loss)	1,095	(39)	—	1,056

Total assets	$289,929	$12,000	$(10,477)	$291,452

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 2007 and June 30, 2006

CRITICAL ACCOUNTING POLICIES

        Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2006 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 14 and 17 of this Form 10-Q for the provision and allowance for loan losses.

OVERVIEW

        For the three months ended June 30, 2007, the Company realized a $51 thousand increase in net income over the comparable period of 2006. For the three months ended June 30, 2007, net income was $536 thousand or $0.11 basic and $0.10 diluted earnings per share, compared to $485 thousand, or $0.13 basic and $0.11 diluted earnings per share for the same period in 2006. Early in the fourth quarter of 2006, the Company’s outstanding stock purchase warrants expired. Over 99.8% of the warrants were exercised before expiration. As a result, the Company’s average outstanding shares for the quarter ended June 30, 2007 increased to 4,975,106 from 3,750,780 outstanding in the second quarter of 2006.

        For the six months ended June 30, 2007 net income was $1.1 million, a $96 thousand increase from $960 thousand reported for the same period in 2006. Basic and diluted earnings per share were $0.21 and $0.20, respectively, compared to $0.26 basic and $0.22 diluted earnings per share for the same period in 2006. As discussed above, due to the exercise of outstanding common stock purchase warrants, the Company’s average outstanding shares for the six months ended June 30, 2007 increased to 4,986,483 from 3,692,217 outstanding in the six months ended June 30, 2006.

        The results reflect a substantial increase in interest income due primarily to the growth in loan volume coupled with a decrease in provision for loan losses. These increases in income were partially off-set by an increase in interest expense and an increase in non-interest expense. We also recognized an increase in non-interest income.

        At June 30, 2007, total assets were $291.5 million, an increase of $2.1 million from total assets of $289.4 million at year end 2006.The increase includes an increase of $6.6 million in loans and a $2.9 million increase in securities held to maturity. Loans held for sale increased $4.3 million and $2.1 million in bank owned life insurance. These increases were partially off-set by a decrease of $2.1 million in securities available for sale and a decrease of $10.3 million in cash and due from banks. The changes reflect the Bank’s continued growth and the redeployment of assets into the loan and securities held to maturity portfolios.

RESULTS OF OPERATIONS

        Interest Income. Total interest income increased $657 thousand, or 18.4% to $4.5 million for the quarter ended June 30, 2007 from $3.8 million for the same period in 2006. The increase reflects an increase of $42.3 million in average second quarter interest earning assets from $226.6 million in 2006 to $268.9 million in 2007. The average loan balance increased 10.4% from $175.8 million to $194.1 million from the second quarter 2006 to the second quarter 2007. The average balance of investment securities increased by $11.3 million, or 28.5%, to $50.9 million in the second quarter of 2007 from $39.6 million in the second quarter of 2006. The average balance of federal funds sold increased $14.6 million, to $15.6 million during the second quarter of 2007 compared to $1.0 million during the second quarter of 2006. There was an 8 basis point decrease in average rate earned from 6.77% during the second quarter of 2006 to 6.69% in the second quarter of 2007. The primary cause of the decline was a substantial increase in a lower yielding asset, federal funds sold. The average rate earned on loans held for sale decreased by 51 basis points to 5.89% in the second quarter of 2007 from 6.40% during the second quarter of 2006. The rate earned on loans decreased 4 basis points to 7.26% in the second quarter of 2007 from 7.30% during the second quarter of 2006. The average rate earned on investment securities increased 48 basis points to 5.12% for the second quarter of 2007 from 4.64% in the second quarter of 2006. The average rate earned on due from banks increased 47 basis points to 5.04% for the second quarter of 2007 from 4.57% for the second quarter of 2006. The average rate earned on federal funds sold increased by 29 basis points for the second quarter of 2007 to 5.23%, from 4.94% for the second quarter of 2006.

        For the six months ended June 30, 2007 interest income increased $1.5 million, or 20.3%, to $8.9 million from $7.4 million for the same period in 2006. This increase was primarily attributable to an increase of $41.5 million in average interest earning assets to $266.0 million during the first six months of 2007 from $224.5 million in the first six months of 2006. In addition, the average rate earned on interest earning assets increased by 9 basis points to 6.72% for the six months ended June 30, 2007 from 6.63% in the year ago period. The average balance in the loan portfolio increased $19.8 million from $173.2 million to $193.0 million, the average balance in federal funds sold increased $12.4 million from $967 thousand to $13.4 million and average investment securities increased $12.0 million from $40.2 million to $52.2 million during the first six months of 2007 over the same period in 2006. These increases were partially offset by a decrease of $3.1 million in average loans held for sale from $9.4 million to $6.3 million during the first six months of 2007 over the same period in 2006. The average rate earned on due from banks increased 66 basis points to 5.14% for the first six months of 2007 from 4.48% for the first six months of 2006. The average rate earned on federal funds sold increased by 44 basis points for the first six months of 2007 to 5.23%, from 4.79% for the first six months of 2006. The average rate earned on investment securities increased 52 basis points to 5.12% for the first six months of 2007 from 4.60% in the first six months of 2006. The rate earned on loans increased 15 basis points to 7.28% in the first six months of 2007 from 7.13% during the first six months of 2006. The average rate earned on loans held for sale decreased by 36 basis points to 6.14% in the first six months of 2007 from 6.50% during the first six months of 2006.

        Interest Expense. The Company’s interest expense for the second quarter of 2007 increased $486 thousand, or 35.7% to $1.9 million from $1.4 million in the second quarter of 2006. This increase was the result of an increase in the average balance of interest bearing liabilities of $36.4 million, or 20.9% to $210.2 million during the second quarter of 2007 from $173.8 million in the same period of 2006. The average cost of funds increased 38 basis points to 3.58% for the second quarter of 2007 from 3.20% in the second quarter of 2006. Interest expense on interest bearing demand deposits increased $405 thousand or 43.7% to $1.2 million in the second quarter of 2007 from $835 thousand in the second quarter in 2006. Interest expense on savings deposits decreased $4 thousand or 17.4% while interest expense on money market deposits decreased $106 thousand or 45.1%. Interest expense on time deposits increased $235 thousand or 93.3% in the second quarter of 2007 compared to the same period in 2006 and the average rate increased to 4.70% in the current period from 4.00% in the second quarter of 2006, reflecting the repricing of the time deposit portfolio to higher rates as time deposits originated during prior promotions matured. Interest bearing demand deposit average balances have grown $32.6 million, or 29.4%, from $110.8 million during the second quarter of 2006 to $143.4 million in the second quarter of 2007. The interest expense on interest bearing demand deposits increased $404 thousand from the second quarter of 2006, while the average interest rate paid increased 45 basis points from 3.02% to 3.47% during the same periods. Average savings deposits decreased $854 thousand to $5.5 million in the second quarter of 2007 from $6.4 million in the second quarter of 2006 while the average rate paid increased 7 basis points from 1.46% in the second quarter of 2006 to 1.39% in the second quarter of 2007. Average borrowed funds decreased to $0 in the second quarter of 2007 from $3.5 million in the second quarter of 2006. The interest rate on money market deposits paid decreased 76 basis points to 2.62% during the second quarter of 2007 from 3.38% in the second quarter of 2006. The average balance decreased $8.1 million to $19.8 million from $27.9 million during the same period. The decline in rate on both savings deposits and money market deposits reflects the termination of certain promotional rates which were offered to certain customers during the second quarter of 2006.

        For the six months ended June 30, 2007 interest expense increased $1.1 million, or 42.3% to $3.7 million from $2.6 million for the same period last year. The average balance of interest bearing liabilities increased $33.8 million, or 19.6% to $206.4 million during the first six months of 2007. Interest expense on time deposits increased $506 thousand, or 115.5% to $944 thousand as the average balance in time deposits increased $17.6 million to $40.5 million in the first six months of 2007 compared to the same period in 2006. Interest bearing demand deposit average balances increased $32.0 million, or 29.0% from $110.2 million during the first six months of 2006 to $142.2 million in the first six months of 2007. The interest expense on interest bearing demand deposits increased $915 thousand from the first six months of 2006, while the average interest rate paid increased 65 basis points from 2.88% to 3.53%. Average savings deposits reflect a decrease of $1.1 million, or 17.2%, in average balances while the average rate paid decreased 7 basis points from 1.35% in the first six months of 2006 to 1.28% in the first six months of 2007. Average borrowed funds decreased to $64 thousand in the first six months of 2007 from $6.0 million in the first six months of 2006. Average federal funds purchased decreased to $0 in the first six months of 2007 from $28 thousand in the first six months of 2006. The interest expense on Money Market deposits decreased $178 thousand in the first six months of 2007 while the average interest rate paid decreased 46 basis points to 2.68% during the first six months of 2007 from 3.14% in the first six months of 2006. The average balance decreased $8.8 million to $18.3 million from $27.1 million during the same period. This increase in interest expense reflects the impact of certain promotional rates offered on deposit products at the Company’s two newest offices in Madison and Long Valley, New Jersey.

        The following tables presents a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three and six months ended June 30, 2007 and 2006. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended June 30,

		2007			2006
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets	(Dollars in Thousands)
Cash and due from banks	$1,296	$16	5.04%	$698	$8	4.57%
Loans	194,072	3,514	7.26%	175,803	3,198	7.30%
Loans held for sale	7,021	103	5.89%	9,448	151	6.40%
Investment securities(1)	50,919	649	5.12%	39,645	458	4.64%
Fed funds sold	15,595	203	5.23%	1,042	13	4.94%

Total interest earning assets	268,903	4,485	6.69%	226,636	3,828	6.77%
Non-interest earning assets	28,051			21,050
Allowance for loan losses	(2,170)			(2,074)

Total Assets	$294,784			$245,612

Liabilities and Equity
Interest bearing demand deposits	$143,407	$1,239	3.47%	$110,847	$834	3.02%
Savings	5,505	19	1.39%	6,359	23	1.46%
Money Market	19,795	129	2.62%	27,860	235	3.38%
Certificates of deposits	41,497	487	4.70%	25,262	252	4.00%
FHLB advances/ other borrowings	—	—	—%	3,509	44	4.98%

Total interest bearing liabilities	210,204	1,874	3.58%	173,837	1,388	3.20%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	44,947			43,588
Other liabilities	1,594			1,277

Total Liabilities	256,745			218,702
Stockholders’ Equity	38,039			26,910

Total Liabilities and Stockholders’ Equity	$294,784			$245,612

Net Interest Income		$2,611			$2,440

Net Interest Spread			3.11%			3.57%
Net Interest Margin			3.90%			4.32%

(1) Includes FHLB stock and interest-bearing deposits

Comparative Average
Balance Sheets
Six Months Ended June 30,

		2007			2006
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets	(Dollars in Thousands)
Cash and due from banks	$1,180	$30	5.14%	$720	$16	4.48%
Loans	192,993	6,972	7.28%	173,173	6,120	7.13%
Loans held for sale	6,251	190	6.14%	9,384	302	6.50%
Investment securities(1)	52,216	1,326	5.12%	40,215	917	4.60%
Fed funds sold	13,371	347	5.23%	967	23	4.79%

Total interest earning assets	266,011	8,865	6.72%	224,459	7,378	6.63%

Non-interest earning assets	26,482			20,726
Allowance for loan losses	(2,170)			(2,054)

Total Assets	$290,323			$243,131

Liabilities and Equity
Interest bearing demand deposits	$142,210	$2,487	3.53%	$110,160	$1,572	2.88%
Savings	5,288	34	1.28%	6,396	43	1.35%
Money Market	18,314	243	2.68%	27,065	421	3.14%
Certificates of deposits	40,517	944	4.70%	22,897	437	3.85%
Federal funds purchased	—	—	—%	28	1	4.69%
FHLB advances/ other borrowings	64	2	5.44%	6,015	140	4.70%

Total interest bearing liabilities	206,393	3,710	3.62%	172,561	2,614	3.06%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	44,338			42,623
Other liabilities	1,539			1,501

Total Liabilities	252,270			216,685
Stockholders’ Equity	38,053			26,446

Total Liabilities and Stockholders’ Equity	$290,323			$243,131

Net Interest Income		$5,155			$4,764

Net Interest Spread			3.10%			3.57%
Net Interest Margin			3.91%			4.28%

(1) Includes FHLB stock and interest-bearing deposits

Net-Interest Income. The net interest income for the second quarter of 2007 increased $171 thousand over the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities. In addition, the majority of the increase in the Company’s deposit portfolio was in lower costing interest bearing liabilities. The net interest spread decreased by 46 basis points to 3.11% and the net yield on interest-earning assets decreased 8 basis points to 6.69%. The primary cause of the decline was a substantial increase in a lower yielding asset, federal funds sold. The yield on interest bearing liabilities increased by 38 basis points to 3.58% in the second quarter of 2007 compared to the same period last year.

        Net interest income for the six months ended June 30, 2007 increased $391 thousand, or 8.2%, over the same period last year. The net interest spread decreased 47 basis points and the net yield on interest earning assets increased by 9 basis points between the first six-month periods of 2007 and 2006. The cost of interest bearing liabilities increased by 56 basis points to 3.62% in the first six months of 2007 compared to the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment.

Provision for Loan Losses. For the three months ended June 30, 2007 there was no provision for loan losses compared to $50 thousand for the quarter ended June 30, 2006. There was no provision for loan losses for the six months ended June 30, 2007 as compared to $126 thousand for the six months ended June 30, 2006. The provision for loan losses reflects the slower growth in the loan portfolio during 2007 and management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimated. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

        Non-Interest Income. Non-interest income increased by 27.7% or $146 thousand in the second quarter of 2007 to $674 thousand from $528 thousand in the second quarter of 2006. The increase in non-interest income is primarily attributable to an increase in gains on the sale of mortgage loans. Gains on sale of mortgage loans increased $69 thousand, or 19.5% to $423 thousand in the second quarter of 2007 compared to $354 thousand in the second quarter of 2006. This increase is attributable to the increase in mortgage loans originated for sale by our mortgage company subsidiary. Mortgage loans originated for sale increased $8.3 million to $75.4 million in the second quarter of 2007 from $67.1 million in the second quarter of 2006. Other components of non-interest income include fees on deposit accounts, which increased $15 thousand or 20.0% to $90 thousand in the second quarter of 2007 from $75 thousand in the second quarter of 2006. Other income increased by $62 thousand, or 62.6% to $161 thousand in the second quarter of 2007 from $99 thousand in the second quarter of 2006. This increase is primarily attributable to the increase in bank owned life insurance of $35 thousand.

        For the six months ended June 30, 2007, non-interest income increased $88 thousand, or 8.3% to $1.3 million from $1.2 million for the same period in 2006. The increase in non-interest income for the first six months of 2007 compared to the same period last year is primarily attributable to an increase in other income. Gains on sale of mortgage loans increased $19 thousand, or 2.3% to $838 thousand in the first six months of 2007 compared to $819 thousand in the first six months of 2006. This increase is attributable to the increase in mortgage loans originated for sale by the mortgage company. Other components of non-interest income include fees on deposit accounts, which increased $19 thousand or 12.7% to $169 thousand in the first six months of 2007 from $150 thousand in the same period of 2006. Other income increased by $50 thousand, or 23.3% to $265 thousand in the first six months of 2007 from $215 thousand in the first six months of 2006. This increase is primarily attributable to the increase in bank owned life insurance of $37 thousand.

        Non-Interest Expense. For the quarter ended June 30, 2007, non-interest expense increased $340 thousand from the same period last year. The increase in non-interest expense in the second quarter of 2007 was attributable to an increase of $124 thousand in salaries and benefits, $116 thousand in other operating expense, $70 thousand in occupancy expense, $24 thousand in stationery and supplies and $23 thousand in data processing compared to the comparable period of 2006. The increases in other operating expenses reflect an increase of $40 thousand in FDIC insurance premiums, $19 thousand in audit related expenses and $34 thousand in legal and other consulting and professional fees. The increase in FDIC insurance reflects the impact of the FDIC’s new assessment rates, while the Company did not benefit from the credit received by most institutions from the FDIC, as the Company was not in business at the time the credits were earned. The increase in audit fees relates to the Company’s change of auditors and additional expense related to an SEC filing under the Securities Act. The increase in legal and other consulting and professional fees reflects the impact of additional Sarbanes Oxley section 404 compliance costs. These increases were partially off-set by a decrease of $17 thousand in advertising and business promotions compared to the comparable period of 2006.

        For the six months ended June 30, 2007, non-interest expense increased $564 thousand from the same period last year. The increase in non-interest expense in the first six months of 2007 was attributable to an increase of $238 thousand in salaries and benefits, $180 thousand in other operating expense, $134 thousand in occupancy expense, $56 thousand in data processing and $31 thousand in stationery and supplies over the same comparable period of 2006. The increases in other operating expenses reflect an increase of $72 thousand in FDIC insurance premiums, $22 thousand in audit related expenses and $67 thousand in legal and other consulting and professional fees. The increase in FDIC insurance reflects the impact of the FDIC’s new assessment rates, while the Company did not benefit from the credit received by most institutions from the FDIC, as the Company was not in business at the time the credits were earned. The increase in audit fees relates to the Company’s change of auditors and additional expense related to an SEC filing under the Securities Act. The increase in legal and other consulting and professional fees reflects the impact of additional Sarbanes Oxley section 404 compliance costs. These increases were partially off-set by a decrease of $75 thousand in advertising and business promotions compared to the comparable period of 2006.

        Income Taxes. Income tax expense decreased $24 thousand to $231 thousand for the three months ended June 30, 2007 as compared to $255 thousand for the same period in 2006. The decrease is a result of the Company taking full advantage of its tax planning strategies.

        For the six months ended June 30, 2007 income tax expense decreased $55 thousand to $470 thousand as compared to $525 thousand for the same period in 2006. The decrease is a result of the Company taking full advantage of its tax planning strategies.

FINANCIAL CONDITION

June 30, 2007 as compared to December 31, 2006

        Total assets increased $2.1 million at June 30, 2007, to $291.5 million from total assets of $289.4 million at December 31, 2006. Increases in total assets include increases of $6.6 million in net loans, $4.3 million in loans held for sale, $2.9 million in investment securities held to maturity and $2.1 million in bank owned life insurance. These increases were partially offset by decreases of $10.3 million decrease in cash and due from banks, $942 thousand in interest bearing deposits and $2.2 million in investment securities available for sale. Total deposits increased $2.9 million from $250.2 million at year-end 2006 to $253.1 million at June 30, 2007.

        Total loans, net at June 30, 2007 increased $6.5 million to $196.8 million from $190.3 million at year-end 2006. The increase in and composition of the loan portfolio, by category, as of June 30, 2007 compared to December 31, 2006 is as follows: Commercial real estate loans increased $7.4 million, or 11.0% to $74.6 million, commercial loans decreased by $2.8 million or 3.6% to $75.6 million, home equity loans increased by $533 thousand, or 1.5% to $39.4 million and residential mortgage loans increased by $1.4 million, or 19.7%, to $8.5 million. Installment loans increased by $151 thousand, or 15.3%, to $1.1 million.

        The following schedule presents the components of loans, net of unearned income, for each period presented:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent

	(Dollars In Thousands)
Commercial and Industrial	$75,568	37.9%	$78,366	40.7%
Real Estate-Non Residential Properties	74,566	37.4%	67,244	34.9%
Residential Properties (1-4 Family)	8,506	4.3%	7,145	3.7%
Consumer and installment	1,135	0.6%	984	0.5%
Home equity	39,365	19.8%	38,832	20.2%

Gross loans	199,140	100.0%	192,571	100.0%

Less: Net deferred fees	151		136

Total loans	198,989		192,435
Less: Allowance for loan losses	2,170		2,170

Net Loans	$196,819		$190,265

        Federal funds sold decreased by $800 thousand to $5.1 million at June 30, 2007 from $5.9 million at December 31, 2006. During the first six months of 2007, the Company reinvested a large deposit at year end into loans from cash and due from banks. In addition, deposits in excess of current funding needs were invested in loans held for sale.

        Securities available for sale decreased $2.2 million, or 5.7%, from $38.9 million at year-end 2006 to $36.7 million at June 30, 2007. Securities held to maturity increased $2.9 million, or 27.6%, from $10.5 million at December 31, 2006 to $13.4 million at June 30, 2007. The Company purchased $10.7 million in new securities in the first six months of 2007 and $9.2 million in securities matured, were called or were prepaid. There was $630 thousand in recorded unrealized losses, net of taxes, in the available for sale portfolio and $9 thousand in net amortization expenses during the first six months of 2007.

        Total deposits increased $2.9 million, or 1.1%, to $253.0 million during the first six months of 2007 from $250.2 million for the year ended December 31, 2006. NOW deposits increased by $1.8 million, savings deposits decreased by $2.0 million, money market deposits increased $3.4 million and demand deposits decreased by $6.4 million. Time deposits increased $6.1 million. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

ASSET QUALITY

        At June 30, 2007 non accrual loans decreased by $65 thousand from $282 thousand at December 31, 2006. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	June 30, 2007	December 31, 2006

	(dollars in thousands)
Non-accrual loans	$217	$282
Non-accrual loans to total loans	0.11%	0.15%
Non-performing assets to total assets	0.07%	0.10%
Allowance for loan losses
as a % of non-performing loans	1,000%	770%
Allowance for loan losses to total loans	1.09%	1.13%

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $217 thousand in non-performing assets at June 30, 2007 compared to $282 thousand at December 31, 2006.

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

        At June 30, 2007, the allowance for loan losses remained consistent at $2.2 million compared to year-end 2006. There were no charge offs and no recoveries reported in the first six months of 2007. The allowance for loan losses as a percentage of total loans was 1.09% at June 30, 2007 compared to 1.13% at December 31, 2006.

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

At June 30 2007, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

	Interest Rate Sensitivity Gap June 30, 2007 (in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL

Investment securities	$2,124	$4,130	$26,505	$17,387	$50,146
Loans held for sale	9,286	—	—	—	9,286
Loans	81,433	22,915	69,734	25,058	199,140
Federal funds sold	5,100	—	—	—	5,100
Interest bearing deposits at other banks	408	—	—	—	408

Total interest earning assets	98,351	27,045	96,239	42,445	264,080
Non-interest earning assets	—	—	—	—	27,372

Total assets	—	—	—	—	$291,452

Interest bearing transactions deposits	$166,807	$ —	$ —	$ —	$166,807
Certificates of deposit	15,716	21,817	4,158	—	41,691

Total interest bearing liabilities	182,523	21,817	4,158	—	208,498
Non-interest bearing liabilities	—	—	—	—	45,802

Total liabilities	—	—	—	—	254,300

Stockholders’ equity	—	—	—	—	37,152

Total liabilities and stockholders’ equity	—	—	—	—	$291,452

Interest sensitivity gap per period	$(84,172)	$5,228	$92,081	$42,445	$55,582
Cumulative interest sensitivity gap	$(84,172)	$(78,944)	$13,137	$55,582	$55,582

Cumulative gap as a percentage of total interest earning assets	(31.9)%	(29.9)%	5.0%	21.0%	21.0%

Cumulative interest earning assets as a percentage of cumulative
interest bearing liabilities	53.9%	61.4%	106.3%	126.7%	126.7%

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

        At June 30, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 2007, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $53.2 million, which represents 18.3% of total assets and 21.0% of total deposits and borrowings.

        It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $72.9 million (subject to available qualified collateral, with current borrowings of $0 outstanding from the FHLB at June 30, 2007). At June 30, 2007 outstanding commitments to extend credit were $112.4 million and available line of credit balances totaled $21.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

        Total stockholders’ equity decreased to $37.2 million at June 30, 2007, primarily through the repurchase of $1.1 million of common stock during the first six months of 2007 pursuant to the Company’s previously announced repurchase plan. Activity in stockholders’ equity consisted of a decrease in retained earnings of $1.0 million which represents net income of $1.1 million earned during the first six months of 2007 offset by a cash dividend payment of $333 thousand and a common stock dividend payment of $1.7 million. Accumulated comprehensive loss increased by $444 thousand resulting from a net change in unrealized loss on securities available for sale. Common stock also increased by $91 thousand from the exercise of stock options, $2 thousand from stock based compensation and $1.7 million from a common stock dividend during the first six months of 2007.

        At June 30, 2007 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at June 30, 2007, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio
The Bank:
Leverage Capital	$27,715	9.44%	$11,739	4.00%
Tier 1 - Risk Based	$27,715	11.34%	$9,773	4.00%
Total Risk-Based	$29,885	12.23%	$19,546	8.00%

The Company:
Leverage Capital	$36,591	12.46%	$11,743	4.00%
Tier 1 - Risk Based	$36,591	14.97%	$9,778	4.00%
Total Risk-Based	$36,761	15.86%	$19,556	8.00%

ITEM 3 - QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2007, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. (See Interest Rate Sensitivity in Management’s Discussion and Analysis Herein.)

ITEM 4 - CONTROLS AND PROCEDURES

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (a) and (b) - none

(c)	In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	8,000	14.20	8,000	242,000
May 1 - May 31	15,000	13.70	15,000	227,000
June 1 - June 30	63,493	12.56	63,493	163,507

Total	86,493	$12.91	86,493	163,507

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On April 25, 2007, the Registrant held its annual meeting of shareholders. Shareholders were asked to elect members of the Company’s Board of Directors whose terms expired. The results were as follows:

Nominees:	For	Withold Authority

Cornelius E. Golding	4,305,058	35,236
Gerald B. O’Connor	4,304,718	35,576
Gerard Riker	4,252,040	88,254
M. Gerald Sedam II	4,312,040	28,254

        Shareholders were also asked to approve the Company’s 2007 Equity Incentive Plan. The results were as follows:

For	Against	Abstain
1,647,523	355,866	19,970

Item 5. Other Information

        Not applicable

Item 6. Exhibits

Exhibits
    Exhibit 10.1 - SERP Agreement with Stewart E. McClure, Jr. dated July 19, 2007
    Exhibit 10.2 - SERP Agreement with Gerard Riker effective dated July 19, 2007
    Exhibit 31.1 - Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)
    Exhibit 31.2 - Certification of Gerard Riker pursuant to SEC Rule 13a-14(a)
Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: August 8, 2007	By:/s/ Gerard Riker
GERARD RIKER Executive Vice President and Chief Financial Officer