Form 10-Q
period 2007-09-30
SOMERSET HILLS BANCORP
filed 2007-11-13
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 8, 2007 there were 4,873,138 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

INDEX

Part I - Financial Information		Page(s)

Item I.	Financial Statements
	Consolidated Balance Sheets
	As of September 30, 2007 and December 31, 2006 (unaudited)	3

	Consolidated Statements of Income for the Three and
	Nine months ended September 30, 2007 and 2006 (Unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity
	for the nine months ended September 30, 2007 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2007 and 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of	11-18
	Financial Condition and Results of Operations

Item 3.	Quantitiative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II - Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Certifications		22-23

Exhibit 32		24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2007	December 31, 2006

Cash and due from banks	$ 8,766	$ 21,312
Interest bearing deposits at other banks	216	1,350
Federal funds sold	14,200	5,900

Total cash and cash equivalents	23,182	28,562

Loans held for sale	5,916	5,003
Investment securities held to maturity (Approximate market
value of $13,344 in 2007 and $10,552 in 2006)	13,422	10,485
Investment securities available-for-sale	34,034	38,914

Loans receivable	203,778	192,571
Less: allowance for Loan Losses	(2,215)	(2,170)
Deferred fees	(142)	(136)

Net loans receivable	201,421	190,265

Premises and equipment, net	6,474	6,295
Goodwill, net	1,191	1,191
Bank owned life insurance	8,023	5,801
Accrued interest receivable	1,557	1,508
Deferred tax asset	857	805
Other assets	496	599

Total assets	$ 296,573	$ 289,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$ 46,928	$ 51,015
Interest bearing deposits-NOW,
money market and savings	173,506	163,590
Certificates of deposit, under $100,000	21,530	20,617
Certificates of deposit, $100,000 and over	16,078	14,999

Total deposits	258,042	250,221

Accrued interest payable	749	697
Taxes payable	32	34
Other liabilities	540	580

Total liabilities	259,363	251,532

STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 Shares
of no par value; issued and outstanding,
4,873,138 shares in 2007 and 4,997,490 in 2006	37,011	36,916
Retained earnings	477	1,166
Accumulated other comprehensive loss	(278)	(186)

Total stockholders’ equity	37,210	37,896

Total liabilities and stockholders’ equity	$ 296,573	$ 289,428

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006

INTEREST INCOME
Loans, including fees	$3,816	$3,602	$10,978	$10,024
Investment securities	628	489	1,955	1,406
Federal funds sold	196	27	543	50
Interest bearing deposits with other banks	10	8	39	24

Total interest income	4,650	4,126	13,515	11,504

INTEREST EXPENSE
Deposits	1,924	1,576	5,632	4,049
Federal funds purchased	—	—	—	1
Federal Home Loan Bank advances	—	113	2	253

Total interest expense	1,924	1,689	5,634	4,303

Net interest income	2,726	2,437	7,881	7,201

Provision for loan losses	45	75	45	201

Net interest income after provision for loan losses	2,681	2,362	7,836	7,000

NON-INTEREST INCOME
Service fees on deposit accounts	85	67	255	217
Gains on sales of mortgage loans, net	330	657	1,168	1,476
Other income	151	117	415	332

Total non-interest income	566	841	1,838	2,025

NON-INTEREST EXPENSE
Salaries and employee benefits	1,354	1,290	3,948	3,646
Occupancy expense	496	390	1,418	1,178
Advertising and business promotion	81	136	308	437
Stationery and supplies	68	59	204	163
Data Processing	127	112	388	318
Other operating expense	421	347	1,182	929

Total Non-Interest Expense	2,547	2,334	7,448	6,671

Income before provision for income taxes	700	869	2,226	2,354

Provision for Income Taxes	196	296	666	821

Net income	$ 504	$ 573	$ 1,560	$ 1,533

Per share data
Net income basic	$ 0.10	$ 0.15	$ 0.31	$ 0.41

Net income diluted	$ 0.10	$ 0.13	$ 0.30	$ 0.35

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive loss	Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2006	$ 36,916	$ 1,166	$(186)	$ —	$ 37,896

Exercise of common stock options	91	—	—	—	91
Stock based compensation	6	—	—	—	6
Common stock repurchased	(1,723)	—	—	—	(1,723)
Net income for the period	—	1,560	—	1,560	1,560
Stock dividend paid (5%)	1,721	(1,721)	—	—	—
Cash dividend paid	—	(528)	—	—	(528)
Other comprehensive loss, net of taxes	—	—	(92)	(92)	(92)

Total comprehensive income				$ 1,468

Balance September 30, 2007	$ 37,011	$ 477	$(278)		$ 37,210

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$ 1,560	$ 1,533
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	500	425
Provision for loan losses	45	201
Mortgage loans originated for sale	(192,319)	(221,397)
Proceeds from mortgage loan sales	192,574	232,176
Gain on sale of mortgage loans	(1,168)	(1,476)
Increase in accrued interest receivable	(49)	(252)
Increase in bank owned life insurance	(222)	(146)
Stock based compensation	6	—
Decrease in other assets	98	108
Increase in accrued interest payable	52	396
Decrease in other liabilities	(42)	(526)

Net cash provided by operating activities	1,035	11,042

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(7,264)	(13,216)
Purchase of investment securities held to maturity	(3,448)	(1,359)
Maturity and payments of investment securities available-for-sale	9,478	12,266
Maturity and payments of investment securities held to maturity	508	—
Proceeds from sale of investment securities available for sale	2,517	—
Net increase in loans receivable	(11,201)	(13,527)
Purchases of premises and equipment	(666)	(1,933)
Purchase of bank owned life insurance	(2,000)	—

Net cash used in investing activities	(12,076)	(17,769)

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	5,829	12,557
Net increase in certificates of deposit	1,992	16,010
Net decrease in Federal Home Loan Bank advances	—	(10,600)
Cash dividends paid	(528)	(398)
Exercise of stock options and warrants	91	3,837
Purchase of common stock	(1,723)	—

Net cash provided by financing activities	5,661	21,406

Net Increase in cash and cash equivalents	(5,380)	14,679
Cash and cash equivalents at beginning of period	28,562	10,321

Cash and cash equivalents at end of period	$ 23,182	$ 25,000

Supplemental information:
Cash paid during the year for:
Interest	$ 5,582	$ 3,907
Income taxes	$ 777	$ 1,511

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

        Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2007, the Bank operates six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Morristown, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

        The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

        The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Nine Months Ended, September 30, 2007			Nine Months Ended, September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$1,560	4,955	$0.31	$1,533	3,764	$0.41

Effect of dilutive securities:
Options/warrants	—	243		—	595

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$1,560	5,198	$0.30	$1,533	4,359	$0.35

	Three Months Ended, September 30, 2007			Three Months Ended, September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$504	4,893	$0.10	$573	3,905	$0.15

Effect of dilutive securities:
Options/warrants	—	230		—	601

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$504	5,123	$0.10	$573	4,506	$0.13

c) Comprehensive Income

        The components of other comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2007	2006	2007	2006
Net income	$504	$ 573	$ 1,560	$ 1,533
Change in unrealized holding gains (losses) on
available for sale securities	352	(308)	(92)	(63)

Net unrealized gains (losses)	352	(308)	(92)	(63)

Other comprehensive income	$856	$ 265	$ 1,468	$ 1,470

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

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price
Outstanding at December 31, 2006	597,578	$ 7.79

Granted	15,350	12.72
Exercised	(9,648)	7.57
Forfeited	(6,554)	10.64

Outstanding at September 30, 2007	596,726	$ 7.89

Exercisable as of September 30, 2007	580,274	$ 7.75

Proceeds received from the exercise of stock options were approximately $91 thousand and $299 thousand for the first nine months of 2007 and 2006, respectively. The total stock-based compensation expense for the first nine months of 2007 was approximately $6 thousand.

In 2007 stock options were granted on two separate dates. The fair values of stock options granted during 2007 were $3.27 and $3.28 on the date of grant using the Black Scholes option-pricing model with the following assumptions for 2007: expected dividend yields of 1.25% and 1.25%, stock price volatility of 15.78% and 15.78%, risk-free interest rates of 4.80% and 4.98% and expected lives of 7 years. The fair value of stock options granted during 2006 were $4.60 on the date of grant using the Black Scholes option-pricing model with the following assumptions for 2006: expected dividend yield of 1.25%, stock price volatility of 18.24%, risk-free interest rate of 4.70% and expected lives of 7 years and all stock options are expected to vest.

Stock Compensation:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved under the Plan for grants as options or shares of restricted stock. Vesting occurs over a four year period. As of September 30, 2007, no shares were vested.

For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded. The vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. For the three month period ended September 30, 2007, the Company recognized $3 thousand of compensation expense related to the shares awarded. As of September 30, 2007 there was approximately $42 thousand of unrecognized compensation costs related to nonvested restricted stock plan shares. These costs are expected to be recognized over a period of four years. The fair value of nonvested stock awards at September 30, 2007 was $46 thousand.

A summary of the status of the Company’s nonvested plan shares as of September 30, 2007 and changes during the quarter ended is as follows:

For the Three Months Ended September 30, 2007	Shares	Weighted Average Grant Date Share Value
Nonvested at beginning of period	3,600	$12.75
Granted	—	—
Vested	(—)	—

Nonvested at end of period	3,600	$12.75

e) Supplemental Executive Retirement Plan

During 2007 the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) for the Chief Executive Officer and the Chief Financial Officer. The benefit provided to them by the SERP is calculated at $48 thousand and $24 thousand, respectively, per year for fifteen years after retirement. The Company’s expense for the SERP for the period ending September 30, 2007 was $18 thousand.

f) Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial position or results of operation.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New Jersey as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for the years before 2004. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 or September 30, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including and amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management has not completed its evaluation of the impact of this Statement on the Company’s consolidated financial position or results of operations.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$ 4,659	$ 103	$ (112)	$ 4,650
Interest expense	1,924	112	(112)	1,924
Provision for loan losses	45	—	—	45
Non-interest income	257	330	(21)	566
Non-interest expense	2,416	348	(21)	2,743
Net income (loss)	531	(27)	—	504

Total assets	$295,056	$ 9,954	$(8,437)	$296,573

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2006 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$ 4,184	$ 222	$ (280)	$ 4,126
Interest expense	1,689	280	(280)	1,689
Provision for loan losses	75	—	—	75
Non-interest income	205	657	(21)	841
Non-interest expense	2,098	553	(21)	2,630
Net income	527	46	—	573

Total assets	$267,167	$10,034	$(8,529)	$268,672

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$ 13,593	$ 293	$ (371)	$ 13,515
Interest expense	5,634	371	(371)	5,634
Provision for loan losses	45	—	—	45
Non-interest income	733	1,168	(63)	1,838
Non-interest expense	7,020	1,157	(63)	8,114
Net income (loss)	1,627	(67)	—	1,560

Total assets	$295,056	$ 9,954	$(8,437)	$296,573

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2006 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$ 11,610	$ 524	$ (630)	$ 11,504
Interest expense	4,303	630	(630)	4,303
Provision for loan losses	201	—	—	201
Non-interest income	612	1,476	(63)	2,025
Non-interest expense	6,061	1,494	(63)	7,492
Net income (loss)	1,657	(124)	—	1,533

Total assets	$267,167	$ 10,034	$(8,529)	$268,672

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2007 and September 30, 2006

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

A NOTE ON FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors and those contained herein under Item 1A – Risk Factors, the following: changes in general, economic, and market conditions, legislative and regulatory conditions, or the development of an interest rate environment that adversely affects the Company’s interest-rate spread or other income anticipated from operations and investments.

OVERVIEW

        For the three months ended September 30, 2007, the Company realized a $69 thousand decrease in net income over the comparable period of 2006. For the three months ended September 30, 2007, net income was $504 thousand or $0.10 per basic and diluted share, compared to $573 thousand, or $0.15 basic and $0.13 diluted earnings per share for the same period in 2006. Early in the fourth quarter of 2006, the Company’s outstanding stock purchase warrants expired. Over 99.8% of the warrants were exercised before expiration. As a result, the Company’s average outstanding shares for the quarter ended September 30, 2007 increased to 4,893,335 from 3,904,528 outstanding in the third quarter of 2006.

        For the nine months ended September 30, 2007 net income was $1.6 million, a $27 thousand increase from $1.5 million reported for the same period in 2006. Basic and diluted earnings per share were $0.31 and $0.30, respectively, compared to $0.41 basic and $0.35 diluted earnings per share for the same period in 2006. As discussed above, due to the exercise of outstanding common stock purchase warrants, the Company’s average outstanding shares for the nine months ended September 30, 2007 increased to 4,955,078 from 3,763,765 outstanding in the nine months ended September 30, 2006.

        At September 30, 2007, total assets were $296.6 million, an increase of $7.2 million from total assets of $289.4 million at year end 2006. The increase includes an increase of $11.2 million in loans and an $8.3 million increase in federal funds sold. Securities held to maturity increased $2.9 million. These increases were partially off-set by a decrease of $12.5 million in cash and due from banks and a decrease of $4.9 million in securities available for sale. The changes reflect the Bank’s continued growth and the redeployment of assets into the loan and securities held to maturity portfolios.

        The 2007 results reflect a substantial increase in interest income due primarily to the growth in loan volume coupled with a decrease in provision for loan losses. These increases in income were off-set by increases in interest expense and non-interest expense, and a decline in non-interest income. The increase in non-interest expense reflects, in large part, our branch expansion. In addition, the current state of the residential real estate and mortgage finance market affected our performance. As a result of these trends, the performance of our mortgage banking subsidiary declined in the third quarter of 2007. In addition, the growth in our commercial loan portfolio moderated during 2007, and particularly during the third quarter of 2007, as weakness in the housing market reduced residential construction and residential bridge loan growth.

        During the past twelve months, we increased the size of our franchise by 50%, opening two new branches, Madison last September and Long Valley in May of this year. In connection with these two new offices, we experienced higher occupancy expense, higher compensation expense and other expenses related to the increased size of our operations.

        While we have not and do not seek to serve the subprime market, our mortgage company faces the challenges of lower originations and closings due to the lack of volume in today’s weak residential housing and mortgage markets. For the third quarter of 2006, we reported a mortgage company profit of $46 thousand versus a loss of $27 thousand in the third quarter of 2007. The performance of our mortgage company in the third quarter of 2007 solely reflects the fact that our level of expenses continue to exceed our ability to originate sufficient volume of mortgage originations in the current market. We have not been subject to repurchase obligations due to early payment defaults or for other reasons. We will continue to reduce mortgage company expenses during the fourth quarter while we wait for market conditions to improve, as we still believe in the long-term profitability of this core product. Our relations with our third party investors remain good, and we are not experiencing difficulty selling product into the secondary market. We believe a significant portion of the mortgage company’s expenses are scalable, based upon the volume of loan originations. We are also looking at ways to decrease those expenses that are not scalable, and continue to assess the proper scope of our residential mortgage lending activities. We believe the conditions prevalent in the mortgage and housing markets in the third quarter of 2007 will continue well into 2008. We therefore expect that we will continue to address the issues faced by our mortgage company during the fourth quarter of 2007, as we position the mortgage company to compete in the current difficult environment.

        In addition, as a result of fewer housing starts and slower sales, we have seen fewer opportunities for residential construction lending and residential bridge loans during the last six to nine months. During that same period we had also made a strategic decision, due to the weakness prevalent in the residential real estate market, to reduce our emphasis on this type of lending. These lending opportunities had historically accounted for part of our loan growth, and are among our higher margin products. We categorize these loans as “commercial and industrial” loans, and the impact of the reduction in these products can be seen both in a reduction in our commercial and industrial loans since December 31, 2006 and in an 8 basis point reduction in the yield on our loan portfolio in the current quarter compared to the year ago period.

        During the third and fourth quarters, the Company considered a potential strategic transaction. However, the Company determined early in the fourth quarter that the transaction would not be consummated, and we will recognize the expenses associated with this proposed transaction in the fourth quarter.

RESULTS OF OPERATIONS

        Interest Income. Total interest income increased $524 thousand, or 14.6% to $4.7 million for the quarter ended September 30, 2007 from $4.1 million for the same period in 2006. The increase reflects an increase of $34.1 million in average third quarter interest earning assets from $240.1 million in 2006 to $274.2 million in 2007, offsetting a 9 point decrease in average rate earned. The average loan balance increased 10.9% from $182.9 million to $202.9 million from the third quarter 2006 to third quarter 2007. This rate reflects a reduction from our historic rate of growth, as the decline in the residential real estate market produced fewer residential construction and bridge loan opportunities. The average balance of investment securities increased by $8.0 million, or 19.6%, to $48.8 million in the third quarter of 2007 from $40.8 million in the third quarter of 2006. The average balance of federal funds sold increased $13.3 million, or 665.0%, to $15.3 million during the third quarter of 2007 compared to $2.0 million during the third quarter of 2006. There was a 9 basis point decrease in average rate earned from 6.82% during the third quarter of 2006 to 6.73% in the third quarter of 2007. The decrease in rates had the greatest effect on federal funds sold and loans. The average rate earned on federal funds sold decreased by 15 basis points to 5.08% in the third quarter of 2007 from 5.23% during the third quarter of 2006. This decline in yield resulted from several factors, including the timing and amount of investment in federal funds sold during 2006, the impact on the federal funds market of the increase in liquidity following the cut in the discount rate by the Federal Reserve in August, 2007 and the impact on rates from the Federal Reserve’s September, 2007 cut in the federal funds rate. The rate earned on due from banks increased 17 basis points to 4.91% in the third quarter of 2007 from 4.74% during the third quarter of 2006. The average rate earned on loans decreased 8 basis points to 7.26% for the third quarter of 2007 from 7.34% in the third quarter of 2006, reflecting the decline in higher margin residential real estate construction and bridge loans discussed above. The average rate earned on investment securities increased 36 basis points to 5.11% for the third quarter of 2007 from 4.75% for the third quarter of 2006. The average rate earned on loans held for sale decreased by 5 basis points for the third quarter of 2007 to 6.36%, from 6.41% for the third quarter of 2006.

        For the nine months ended September 30, 2007 interest income increased $2.0 million, or 17.4%, to $13.5 million from $11.5 million for the same period in 2006. This increase was primarily attributable to an increase of $39.1 million in average interest earning assets to $268.8 million during the first nine months of 2007 from $229.7 million in the first nine months of 2006. In addition, the average rate earned on interest earning assets increased by 2 basis points to 6.72% for the nine months ended September 30, 2007 from 6.70% in the year ago period. The average balance in the loan portfolio increased $19.9 million from $176.4 million to $196.3 million, and average investment securities increased $10.7 million from $40.4 million to $51.1 million during the first nine months of 2007 over the same period in 2006. The average balance in federal funds sold increased $12.7 million from $1.3 million to $14.0 million and average due from banks increased $329 thousand from $713 thousand to $1.0 million during the first nine months of 2007 over the same period in 2006. These increases were partially offset by a decrease of $4.5 million in average loans held for sale from $10.8 million to $6.3 million during the first nine months of 2007 over the same period in 2006. The average rate earned on due from banks increased 52 basis points to 5.09% for the first nine months of 2007 from 4.57% for the first nine months of 2006. The average rate earned on federal funds sold increased by 16 basis points for the first nine months of 2007 to 5.18%, from 5.02% for the first nine months of 2006. The average rate earned on investment securities increased 47 basis points to 5.12% for the first nine months of 2007 from 4.65% in the first nine months of 2006. The rate earned on loans increased 8 basis points to 7.28% in the first nine months of 2007 from 7.20% during the first nine months of 2006. The average rate earned on loans held for sale decreased by 24 basis points to 6.22% in the first nine months of 2007 from 6.46% during the first nine months of 2006.

        Interest Expense. The Company’s interest expense for the third quarter of 2007 increased $235 thousand, or 11.8% to $1.9 million from $1.7 million in the third quarter of 2006. This increase was the result of an increase in the average balance of interest bearing liabilities of $28.8 million, or 15.4% to $216.1 million during the third quarter of 2007 from $187.3 million in the same period of 2006. The average cost of funds decreased 5 basis points to 3.53% for the third quarter of 2007 from 3.58% in the third quarter of 2006. Interest expense on interest bearing demand deposits increased $298 thousand or 30.0% to $1.3 million in the third quarter of 2007 from $1.0 million in the third quarter in 2006. Interest expense on savings deposits decreased $10 thousand or 31.3% while interest expense on money market deposits decreased $90 thousand or 41.5%. Interest expense on time deposits increased $149 thousand or 45.1% in the third quarter of 2007 compared to the same period in 2006 and the average rate increased to 4.70% in the current period from 4.28% in the third quarter of 2006, reflecting the repricing of the time deposit portfolio to higher rates as time deposits originated during prior periods matured. Interest bearing demand deposit average balances have grown $33.6 million, or 28.8%, from $116.8 million during the third quarter of 2006 to $150.4 million in the third quarter of 2007. The interest expense on interest bearing demand deposits increased $298 thousand from the third quarter of 2006, while the average interest rate paid increased 3 basis points from 3.40% to 3.43% during the same periods. Average savings deposits decreased $1.6 million while the average rate paid decreased 21 basis points from 1.76% in the third quarter of 2006 to 1.55% in the third quarter of 2007. Average borrowed funds decreased to $23 thousand in the third quarter of 2007 from $8.2 million in the third quarter of 2006, while the rate decreased from 5.42% to 5.16%. The interest expense on money market deposits decreased $90 thousand from the third quarter of 2006 to the third quarter of 2007 while the average interest rate paid decreased 95 basis points to 2.54% during the third quarter of 2007 from 3.49% in the third quarter of 2006. The average balance of money market deposits decreased $4.8 million to $19.9 million from $24.7 million during the same period. The decline in rate on both savings deposits and money market deposits reflects the termination of certain promotional rates which were offered to certain customers during the third quarter of 2006.

        For the nine months ended September 30, 2007 interest expense increased $1.3 million, or 30.2% to $5.6 million from $4.3 million for the same period last year. The average balance of interest bearing liabilities increased $32.2 million, or 18.1% to $209.7 million during the first nine months of 2007. Interest expense on time deposits increased $656 thousand, or 85.8% to $1.4 million as the average balance in time deposits increased $15.0 million to $40.4 million in the first nine months of 2007 compared to the same period in 2006. Interest bearing demand deposit average balances increased $32.6 million, or 29.0% from $112.4 million during the first nine months of 2006 to $145.0 million in the first nine months of 2007. The interest expense on interest bearing demand deposits increased $1.2 million from the first nine months of 2006, while the average interest rate paid increased 43 basis points from 3.06% to 3.49%. Average savings deposits reflect a decrease of $1.3 million, or 19.7%, in average balances while the average rate paid decreased 13 basis points from 1.50% in the first nine months of 2006 to 1.37% in the first nine months of 2007. Average borrowed funds decreased to $50 thousand in the first nine months of 2007 from $6.8 million in the first nine months of 2006, while the rate increased from 5.00% to 5.40%. Average federal funds purchased decreased to $0 in the first nine months of 2007 from $18 thousand in the first nine months of 2006. The interest expense on Money Market deposits decreased $267 thousand in the first nine months of 2007 while the average interest rate paid decreased 62 basis points to 2.63% during the first nine months of 2007 from 3.25% in the first nine months of 2006. The average balance of money market deposits decreased $7.5 million to $18.8 million from $26.3 million during the same period. This increase in interest expense reflects the impact of certain promotional rates offered on deposit products at the Company’s two newest offices in Madison and Long Valley, New Jersey.

        The following tables presents a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three and nine months ended September 30, 2007 and 2006. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended September 30,

	2007			2006
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in Thousands)
Assets

Cash and due from banks	$ 772	$ 10	4.91%	$ 700	$ 8	4.74%
Loans	202,885	3,713	7.26%	182,852	3,381	7.34%
Loans held for sale	6,431	103	6.36%	13,700	221	6.41%
Investment securities(1)	48,788	628	5.11%	40,841	489	4.75%
Fed funds sold	15,309	196	5.08%	2,044	27	5.23%

Total interest earning assets	274,185	4,650	6.73%	240,137	4,126	6.82%

Non-interest earning assets	27,961			22,660
Allowance for loan losses	(2,179)			(2,137)

Total Assets	$ 299,967			$ 260,660

Liabilities and Equity

Interest bearing demand deposits	$ 150,391	$1,298	3.43%	$ 116,806	$1,000	3.40%
Savings	5,545	22	1.55%	7,107	31	1.76%
Money Market	19,875	127	2.54%	24,690	217	3.49%
Certificates of deposits	40,235	477	4.70%	30,416	328	4.28%
FHLB advances/ other borrowings	23	—	5.16%	8,246	113	5.42%

Total interest bearing liabilities	216,069	1,924	3.53%	187,265	1,689	3.58%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	45,215			43,397
Other liabilities	1,510			1,514

Total Liabilities	262,794			232,176
Stockholders’ Equity	37,173			28,484

Total Liabilities and Stockholders’ Equity	$ 299,967			$ 260,660

Net Interest Income		$2,726			$2,437

Net Interest Spread			3.20%			3.24%
Net Interest Margin			3.94%			4.03%

(1) Includes FHLB stock and interest-bearing deposits

Comparative Average
Balance Sheets
Nine Months Ended September 30,

	2007			2006
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(Dollars in Thousands)
Assets
Cash and due from banks	$ 1,042	$ 39	5.09%	$ 713	$ 24	4.57%
Loans	196,327	10,684	7.28%	176,435	9,501	7.20%
Loans held for sale	6,312	294	6.22%	10,839	523	6.46%
Investment securities(1)	51,061	1,955	5.12%	40,426	1,406	4.65%
Fed funds sold	14,024	543	5.18%	1,330	50	5.02%

Total interest earning assets	268,766	13,515	6.72%	229,743	11,504	6.70%

Non-interest earning assets	26,980			21,378
Allowance for loan losses	(2,173)			(2,082)

Total Assets	$ 293,573			$ 249,039

Liabilities and Equity

Interest bearing demand deposits	$ 144,967	$ 3,786	3.49%	$ 112,400	$ 2,572	3.06%
Savings	5,374	55	1.37%	6,636	74	1.50%
Money Market	18,840	370	2.63%	26,265	638	3.25%
Certificates of deposits	40,422	1,421	4.70%	25,431	765	4.02%
Federal funds purchased	—	—	—%	18	1	4.69%
FHLB advances/ other borrowings	50	2	5.40%	6,767	253	5.00%

Total interest bearing liabilities	209,653	5,634	3.59%	177,517	4,303	3.24%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	44,634			42,884
Other liabilities	1,529			1,505

Total Liabilities	255,816			221,906
Stockholders’ Equity	37,757			27,133

Total Liabilities and Stockholders’ Equity	$ 293,573			$ 249,039

Net Interest Income		$ 7,881			$ 7,201

Net Interest Spread			3.13%			3.46%
Net Interest Margin			3.92%			4.20%

(1) Includes FHLB stock and interest-bearing deposits

        Net-Interest Income. The net interest income for the third quarter of 2007 increased $289 thousand over the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities. In addition, the majority of the increase in the Company’s deposit portfolio was in lower costing interest bearing liabilities. The net interest spread decreased by 4 basis points to 3.20% and the net yield on interest-earning assets decreased 9 basis points to 6.73%. The yield on interest bearing liabilities decreased by 5 basis points to 3.53% in the third quarter of 2007 compared to the same period last year.

        Net interest income for the nine months ended September 30, 2007 increased $680 thousand, or 9.4%, over the same period last year. This increase was the result of the Company’s ability to add interest earning assets at a faster pace than interest bearing liabilities in a rising market rate environment. The net interest spread decreased 33 basis points and the net yield on interest earning assets increased by 2 basis points between the first nine-month periods of 2007 and 2006. The cost of interest bearing liabilities increased by 35 basis points to 3.59% in the first nine months of 2007 compared to the same period last year.

        Provision for Loan Losses. For the three months ended September 30, 2007 the provision for loan losses was $45 thousand compared to $75 thousand for the quarter ended September 30, 2006. The provision for loan losses was $45 thousand for the nine months ended September 30, 2007 as compared to $201 thousand for the nine months ended September 30, 2006. The provision for loan losses reflects the slower growth in the loan portfolio during 2007 and management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimatable. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

        Non-Interest Income. Non-interest income decreased by 32.7% or $275 thousand in the third quarter of 2007 to $566 thousand from $841 thousand in the third quarter of 2006. The decrease in non-interest income is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $327 thousand, or 49.8% to $330 thousand in the third quarter of 2007 compared to $657 thousand in the third quarter of 2006. This decrease is attributable to the decrease in mortgage loans originated for sale by our mortgage company subsidiary. Mortgage loans originated for sale decreased $32.2 million to $51.5 million in the third quarter of 2007 from $83.7 million in the third quarter of 2006, reflecting higher market rates of interest for mortgage loans, slower housing sales and reduced refinancing activity. Other components of non-interest income include fees on deposit accounts, which increased $18 thousand to $85 thousand in the third quarter of 2007 from $67 thousand in the third quarter of 2006. Other income increased by $34 thousand, or 29.1% to $151 thousand in the third quarter of 2007 from $117 thousand in the third quarter of 2006. This increase is primarily attributable to the increase in bank owned life insurance of $34 thousand.

        For the nine months ended September 30, 2007, non-interest income decreased $187 thousand, or 10.0% to $1.8 million from $2.0 million for the same period in 2006. The decrease in non-interest income for the first nine months of 2007 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $308 thousand, or 20.0% to $1.2 million in the first nine months of 2007 compared to $1.5 million in the first nine months of 2006. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $29.1 million to $192.3 million in the first nine months of 2007 from $221.4 million in first nine months of 2006, reflecting higher market rates of interest for mortgage loans, slower housing sales and reduced refinancing activity. Other components of non-interest income include fees on deposit accounts, which increased $38 thousand or 17.5% to $255 thousand in the first nine months of 2007 from $217 thousand in the same period of 2006. Other income increased by $83 thousand, or 25.0% to $415 thousand in the first nine months of 2007 from $332 thousand in the first nine months of 2006.

        Non-Interest Expense. For the quarter ended September 30, 2007, non-interest expense increased $213 thousand from the same period last year. The increase in non-interest expense in the third quarter of 2007 was attributable to an increase of $106 thousand in occupancy expense, $74 thousand in other operating expense, $64 thousand in salaries and benefits, $15 thousand in data processing and $9 thousand in stationery and supplies compared to the comparable period of 2006. The increases in other operating expenses reflect an increase of $41 thousand in FDIC insurance premiums, $18 thousand in audit related expenses and $19 thousand in legal and other consulting and professional fees. The increase in FDIC insurance reflects the impact of the FDIC’s new assessment rates, while the Company did not benefit from the credit received by most institutions from the FDIC, as the Company was not in business at the time the credits were earned. The increase in audit fees relates to the Company’s change of auditors and additional expense related to an SEC filing under the Securities Act. The increase in legal and other consulting and professional fees reflects the impact of additional Sarbanes Oxley section 404 compliance costs. These increases were partially off-set by a decrease of $55 thousand in advertising and business promotions compared to the comparable period of 2006.

        For the nine months ended September 30, 2007, non-interest expense increased $777 thousand from the same period last year. The increase in non-interest expense in the first nine months of 2007 was attributable to an increase of $302 thousand in salaries and benefits, $253 thousand in other operating expense, $240 thousand in occupancy expense, $70 thousand in data processing and $41 thousand in stationery and supplies over the comparable period of 2006. The increases in other operating expenses reflect an increase of $113 thousand in FDIC insurance premiums, $39 thousand in audit related expenses and $105 thousand in legal and other consulting and professional fees. The increase in FDIC insurance reflects the impact of the FDIC’s new assessment rates, while the Company did not benefit from the credit received by most institutions from the FDIC, as the Company was not in business at the time the credits were earned. The increase in audit fees relates to the Company’s change of auditors and additional expense related to an SEC filing under the Securities Act. The increase in legal and other consulting and professional fees reflects the impact of additional Sarbanes Oxley section 404 compliance costs. These increases were partially off-set by a decrease of $129 thousand in advertising and business promotions compared to the comparable period of 2006.

        Income Taxes. Income tax expense decreased $100 thousand to $196 thousand for the three months ended September 30, 2007 as compared to $296 thousand for the same period in 2006. The decrease is a result of the Company’s decrease in income and the Company taking full advantage of its tax planning strategies that included the formation of an Investment Company and the investment in Bank owned life insurance. The effective tax rate for the three months ended September 30, 2007 was 28.0% compared to 34.1% for the three months ended September 30, 2006.

        For the nine months ended September 30, 2007 income tax expense decreased $155 thousand to $666 thousand as compared to $821 thousand for the same period in 2006. The decrease is a result of the Company taking full advantage of its tax planning strategies that included the formation of an Investment Company and the investment in Bank owned life insurance. The effective tax rate for the nine months ended September 30, 2007 was 29.9% compared to 34.9% for the nine months ended September 30, 2006.

FINANCIAL CONDITION

September 30, 2007 as compared to December 31, 2006

        Total assets increased $7.2 million at September 30, 2007, to $296.6 million from total assets of $289.4 million at December 31, 2006. Increases in total assets include increases of $11.1 million in net loans, $2.9 million in investment securities held to maturity and $8.3 million in federal funds sold. These increases were partially offset by decreases of $12.5 million in cash and due from banks, $1.1 million in interest bearing deposits and $4.9 million in investment securities available for sale. Total deposits increased $7.8 million from $250.2 million at year-end 2006 to $258.0 million at September 30, 2007.

        Total loans, net at September 30, 2007 increased $11.1 million to $201.4 million from $190.3 million at year-end 2006. The increase in and composition of the loan portfolio, by category, as of September 30, 2007 compared to December 31, 2006 is as follows: Commercial real estate loans increased $8.8 million, or 13.1% to $76.1 million, commercial loans decreased by $5.5 million or 7.0% to $72.9 million, home equity loans increased by $6.4 million, or 16.4% to $45.2 million and residential mortgage loans increased by $1.3 million, or 18.4%, to $8.5 million. Installment loans increased by $163 thousand, or 16.6%, to $1.1 million. . The decline in commercial loans reflects the weakness in the current residential real estate market. We classify our residential construction loans and bridge loans as commercial loans. We have seen fewer opportunities to originate these loans due to the decline in the residential real estate market. In addition, in light of the weakness in the market, we made a strategic decision to reduce our emphasis on this type of lending, over the last six to nine months. As a result, payoffs in residential construction and bridge loans significantly exceeded new originations.

        The following schedule presents the components of loans, net of unearned income, for each period presented:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial and Industrial	$ 72,910	35.8%	$ 78,366	40.7%
Real Estate-Non Residential Properties	76,075	37.3%	67,244	34.9%
Residential Properties (1-4 Family)	8,459	4.1%	7,145	3.7%
Consumer and installment	1,147	0.6%	984	0.5%
Home equity	45,187	22.2%	38,832	20.2%

Gross loans	203,778	100.0%	192,571	100.0%

Less: Net deferred fees	142		136

Total loans	203,636		192,435
Less: Allowance for loan losses	2,215		2,170

Net Loans	$201,421		$190,265

        Federal funds sold increased by $8.3 million to $14.2 million at September 30, 2007 from $5.9 million at December 31, 2006. During the first nine months of 2007, the Company reinvested a large deposit at year end into federal funds sold and loans from cash and due from banks. In addition, deposits in excess of current funding needs were also invested in federal funds sold and securities held to maturity.

        Securities available for sale decreased $4.9 million, or 12.6%, from $38.9 million at year-end 2006 to $34.0 million at September 30, 2007. Securities held to maturity increased $2.9 million, or 27.6%, from $10.5 million at December 31, 2006 to $13.4 million at September 30, 2007. The Company purchased $10.7 million in new securities in the first nine months of 2007 and $10.0 million in securities matured, were called or were prepaid. There was $278 thousand in recorded unrealized losses, net of taxes, in the available for sale portfolio and $13 thousand in net amortization expenses during the first nine months of 2007.

        Total deposits increased $7.8 million, or 3.1%, to $258.0 million during the first nine months of 2007 from $250.2 million for the year ended December 31, 2006. NOW deposits increased by $6.4 million, savings deposits decreased by $2.3 million, and demand deposits decreased by $4.1 million. Money market deposits increased $5.8 million and time deposits increased $2.0 million. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

ASSET QUALITY

        At September 30, 2007 non accrual loans decreased $65 thousand from $282 thousand at December 31, 2006. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Non-accrual loans	$ 217	$ 282
Non-accrual loans to total loans	0.11%	0.15%
Non-performing assets to total assets	0.07%	0.10%
Allowance for loan losses
as a % of non-performing loans	1,021%	770%
Allowance for loan losses to total loans	1.09%	1.13%

Non-Performing Assets

        Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $217 thousand in non-performing assets at September 30, 2007 and $282 at December 31, 2006.

        In addition to the loans described above, at September 30, 2007, there was a credit relationship with an outstanding balance of approximately $2.8 million regarding which management has doubts about the ability of the borrower to comply with the present loan repayment terms. At September 30, the borrower was current in all payments. The borrower is a private finance company which makes loans to residential real estate developers for acquisition, development and construction loans. Our exposure relates to eight different customers of the borrower. We have taken an assignment of the end loans and liens on certain other collateral of the borrower to secure our credit facility. Due to the current weak housing and mortgage finance markets, certain of the borrower’s customers have experienced delays in closings on their projects, and this has stressed the borrower’s cash flow. We are one of eight bank creditors of this borrower. At this time, the bank creditors are acting jointly to work with the borrower to resolve these issues. The Bank is also party to an approximately $1.3 million credit facility with a related party of the borrower discussed above. This credit facility is fully performing and we believe it to be well secured. However, any adverse financial consequences incurred by the borrower discussed above could adversely affect this credit.

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

        At September 30, 2007, the allowance for loan losses remained constant at $2.2 million compared to year end December 31, 2006. There were no charge offs and no recoveries reported in the first nine months of 2007. The allowance for loan losses as a percentage of total loans was 1.09% at September 30, 2007 compared to 1.13% at December 31, 2006.

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

At September 30 2007, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

	Interest Rate Sensitivity Gap September 30, 2007 (in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL

Investment securities	$ 3,221	$ 5,750	$21,708	$16,777	$ 47,456
Loans held for sale	5,916	—	—	—	5,916
Loans	77,355	21,760	76,595	28,068	203,778
Federal funds sold	14,200	—	—	—	14,200
Interest bearing deposits at other banks	216	—	—	—	216

Total interest earning assets	100,908	27,510	98,303	44,845	271,566
Non-interest earning assets	—	—	—	—	25,007

Total assets	—	—	—	—	$296,573

Interest bearing transactions deposits	$ 173,506	$ —	$ —	$ —	$173,506
Certificates of deposit	15,329	18,306	3,973	—	37,608

Total interest bearing liabilities	188,835	18,306	3,973	—	211,114
Non-interest bearing liabilities	—	—	—	—	48,249

Total liabilities	—	—	—	—	259,363

Stockholders’ equity	—	—	—	—	37,210

Total liabilities and stockholders’ equity	—	—	—	—	$296,573

Interest sensitivity gap per period	$(87,927)	$ 9,204	$94,330	$44,845	$ 60,452
Cumulative interest sensitivity gap	$(87,927)	$(78,723)	$15,607	$60,452	$ 60,452

Cumulative gap as a percentage of total interest earning assets	(32.4)%	(29.0)%	5.7%	22.3%	22.3%

Cumulative interest earning assets as a percentage
of cumulative interest bearing liabilities	53.4%	62.0%	107.4%	128.6%	128.6%

LIQUIDITY MANAGEMENT

        At September 30, 2007, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

        At September 30, 2007, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $57.2 million, which represents 19.3% of total assets and 22.2% of total deposits and borrowings.

        It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $74.1 million (subject to available qualified collateral, with no current borrowings outstanding from the FHLB at September 30, 2007). At September 30, 2007 outstanding commitments to extend credit were $114.9 million and available line of credit balances totaled $21.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

        Total stockholders’ equity decreased to $37.2 million at September 30, 2007 from $37.9 million at December 31, 2006, primarily through the repurchase of $1.7 million of common stock during the first nine months of 2007 pursuant to the Company’s previously announced repurchase plan. Activity in stockholders’ equity consisted of a decrease in retained earnings of $689 thousand which represents the net income earned during the first nine months of 2007 of $1.6 million off-set by cash dividend payments of $528 thousand and the effect on retained earnings of our common stock dividend, resulting in a transfer to the common stock account. Accumulated comprehensive loss increased by $92 thousand resulting from a net change in unrealized loss on securities available for sale. Common stock also increased by $91 thousand from the exercise of stock options, $6 thousand from stock based compensation and $1.7 million due to the common stock dividend during the first nine months of 2007.

        At September 30, 2007 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2007, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio
The Bank:
Leverage Capital	$28,230	9.45%	$11,946	4.00%
Tier 1 – Risk Based	$28,230	11.34%	$ 9,959	4.00%
Total Risk - Based	$30,445	12.23%	$19,918	8.00%

The Company:
Leverage Capital	$36,173	12.11%	$11,951	4.00%
Tier 1 - Risk Based	$36,173	14.52%	$ 9,964	4.00%
Total Risk-Based	$38,388	15.41%	$19,928	8.00%

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

Item 1A. Risk Factors

        Other than as set forth below, there have been no changes in the risks associated with our securities from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

We have substantial mortgage banking operations. If the current difficult environment for residential real estate and home mortgage financing continues, these operations may adversely effect our results of operations.

Through our mortgage banking subsidiary, we conduct substantial mortgage banking operations. The residential real estate market has slowed substantially in our trade area, reducing mortgage origination volume. In addition, the secondary market for residential mortgage loans has contracted, with pricing becoming less favorable for mortgage originators. If these trends continue, and we are not able to substantially reduce the expenses related to our mortgage banking operations, it may have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) - none

(c)	In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October, 2007 the Board increased this program by another 250,000 shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	10,474	12.46	10,474	153,033
August 1 – August 31	40,000	11.88	40,000	113,033
September 1 – September 30	—	—	—	113,033

Total	50,474	$12.00	50,474	113,033

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        Not applicable

Item 6. Exhibits

        Exhibits

Exhibit 10.3 – Amendment No.2 to Employment Agreement with Stewart McClure, Jr.

Exhibit 10.4 – Amendment No.3 to Employment Agreement with Gerard Riker

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

SOMERSET HILLS BANCORP

Date: November 8, 2007	By: /s/ Gerard Riker GERARD RIKER Executive Vice President and Chief Financial Officer