Form 10-K
period 2007-12-31
SOMERSET HILLS BANCORP
filed 2008-03-27
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405of the Securities Act. Yes [ ] No |X|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No |X|

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company |X| (Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

        As of June 30, 2007, the aggregate market value of voting and non-voting equity held by non-affiliates was $52.8 million.

        As of March 10th, 2008 there were 4,946,863 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	10-K Item	Document Incorporated

Item 10.	Directors and Executive Officers of the Registrant	Proxy Statement for 2008 Annual Meeting of Shareholders to be filed no later than April 30, 2008.

Item 11.	Executive Compensation	Proxy Statement for 2008 Annual Meeting of Shareholders to be filed no later than April 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters	Proxy Statement for 2008 Annual Meeting of Shareholders to be filed no later than April 30, 2008.

Item 13.	Certain Relationships and Related Transactions	Proxy Statement for 2008 Annual Meeting of Shareholders to be filed no later than April 30, 2008.

Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2008 Annual Meeting of Shareholders to be filed no later than April 30, 2008.

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

        The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 155 Morristown Road, Bernardsville, New Jersey, and its additional five branch offices located in Long Valley, Madison, Mendham, Morristown and Summit, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. (“Sullivan”). Sullivan operates out of its main office in West Orange, New Jersey. The Company considers Sullivan to be a separate business segment.

        The Bank’s deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Our mortgage company’s operations are subject to regulation by the New Jersey Department of Banking and Insurance, the Department of Banking in Florida, New York and Pennsylvania as well as the Department of Housing and Urban Development and the Veterans Administration.

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

        In addition, the Bank has established a wealth management subsidiary pursuant to which it offers insurance services, securities brokerage and investment advisory services on a non-proprietary basis under the terms of an agreement with Mass Mutual, its affiliated securities brokerage and its locally affiliated agents. The Bank has also established a title insurance agency joint venture which offers traditional title agency services. The bank is a 50 percent owner of the joint venture.

Service Area

        The service area of the Bank primarily consists of Somerset, Morris and Union Counties, New Jersey, although we make loans throughout New Jersey. The Bank operates through its main office in Bernardsville, New Jersey, and its branch offices located in Long Valley, Madison, Mendham, Morristown and Summit, New Jersey.

        Our mortgage company subsidiary originates loans primarily throughout New Jersey, and to a lesser degree, New York, Pennsylvania and Florida. The mortgage company operates out of its main office in West Orange, New Jersey, and loan origination offices located in Edison, New Jersey.

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

Employees

        At December 31, 2007 and 2006, we employed 84 and 82 full-time employees and 6 and 6 part-time employees, respectively. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

Capital Adequacy Guidelines for Bank Holding Companies

        The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These requirements apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, and to certain bank holding companies with less than $500 million in consolidated assets if they are engaged in substantial non-banking activities or meet certain other criteria. We do not meet these criteria, and so are not subject to a minimum consolidated capital requirement.

        In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. This minimum leverage requirement only applies to bank holding companies on a consolidated basis of the risk based capital requirement discussed above apply to a holding company on a consolidated basis. We do not have a minimum consolidated capital requirement at the holding company level at this time.

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

Insurance of Deposits

        The Bank’s deposits are insured up to a maximum of $100,000 per depositor ($250,000 per IRA account) under the Deposit Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Commencing in January 2007, the FDIC revised its deposit insurance assessment system. Under the new system, deposit insurance assessment rates will range from 5 to 43 basis points of assessed deposits. For the year ended December 31, 2007, we paid $130,018 in deposit insurance premiums to the FDIC.

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

        Bank assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the bank which carry a 20% risk weighting. Most investment securities (including, primarily general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

        In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. Under these guideline, a bank must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

Dividends

        As long as the operations of the Bank remain our primary source of income, our ability to pay dividends will be effected by any legal or regulatory limitations on the Bank’s ability to pay dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums. During 2005, we commenced paying quarterly cash dividends of $0.02 per share, increased the dividend in 2006 to $0.03 per share and increased the dividend in 2007 to $0.04 per share. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

ITEM 1A. Risk Factors

        Not applicable

ITEM 1B. Unresolved Staff Comments

        There are no unresolved staff comments.

ITEM 2. Description of Property

        The Bank owns its main office in Bernardsville and branch office in Long Valley, New Jersey, and leases its Madison, Mendham, Morristown and Summit, New Jersey branch offices. In addition, the Bank leases the Main office of Sullivan Financial Services, Inc. in West Orange NJ and a branch office in Edison, NJ listed below. The following table sets forth certain information regarding the properties of the Bank:

Owned Properties
Location	Square Feet
Bernardsville	14,000
Long Valley	1,200

Leased Properties
Location	Square Feet	Monthly Rental	Expiration of Term
Madison	4,000	$10,000	2016
Mendham	2,500	$9,224	2010
Morristown	2,379	$4,758	2013
Summit	4,016	$9,167	2009
West Orange(1)	5,756	$9,833	2010
Edison(2)	1,775	$2,958	2010

(1)	Main office of Sullivan
(2)	Branch office of Sullivan

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted for a vote of registrant’s shareholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. Market for the Common Equity and Related Stockholder Matters

        The Company’s common stock is currently traded on Nasdaq Global Market under the symbol “SOMH.”

        The following table shows the high and low sales prices for the common stock as reported on the Nasdaq from January 1, 2006 through December 31, 2007.

	Sales Price(1)		Dividends Declared
	High	Low
	2007
First Quarter	$14.22	$12.62	$0.03
Second Quarter	14.00	12.00	0.04
Third Quarter	13.61	11.25	0.04
Fourth Quarter	15.40	11.25	0.04

	2006
First Quarter	$13.83	$11.21	$0.02
Second Quarter	13.92	12.21	0.03
Third Quarter	13.33	11.45	0.06
Fourth Quarter	12.97	11.56	0.00

(1)	The prices quoted above have been adjusted to reflect the 5% stock dividend declared in April 2006 and paid in May 2006 and stock dividend declared in April 2007 and paid in May 2007.

        As of December 31, 2007, there were 201 record holders of our common stock.

        During 2005, we commenced paying quarterly cash dividends of $0.02 per share, increased the quarterly dividend in 2006 to $0.03 per share and increased the quarterly dividend in 2007 to $0.04 per share. In 2006, the Company declared the fourth quarter dividend during the third quarter, although it was paid in the fourth quarter. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

        In February 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October 2007 the Board increased this program by another 250,000 shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	—	—	363,033
November 1 – November 30	7,000	$12.55	7,000	356,033
December 1 – December 31	—	—	—	356,033

Total	7,000	$12.55	7,000	356,033

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
Selected Operating Data:
Total interest income	$17,867	$15,782	$11,605	$8,202	$7,883
Total interest expense	7,142	6,054	3,194	2,019	2,583

Net interest income	10,725	9,728	8,411	6,183	5,300
Provision for loan losses	1,031	201	392	225	336

Net interest income after provision
for loan loss	9,694	9,527	8,019	5,958	4,964
Other income	2,386	2,869	2,939	2,845	4,570
Other expenses	11,159	9,022	8,414	7,331	8,217

Income before income taxes	921	3,374	2,544	1,472	1,317
Income tax expense	539	1,176	429	113	144

Net income	$ 382	$ 2,198	$ 2,115	$1,359	$1,173

(1)Net income — Basic	$ 0.08	$ 0.56	$ 0.59	$ 0.38	$ 0.33
(1)Net income — Diluted	$ 0.07	$ 0.48	$ 0.51	$ 0.33	$ 0.32

(1)	All per share data has been restated to reflect the 5% stock dividends declared in 2003, 2004, 2005, 2006 and 2007.

	At December 31,
	2007	2006	2005	2004	2003
Selected Financial Data:
Total Assets	$285,470	$289,428	$245,926	$181,876	$169,679
Net Loans	205,257	190,398	165,118	131,039	107,374
Total Deposits	244,673	250,221	208,244	154,875	145,651
Stockholders’ Equity	36,621	37,896	25,305	23,048	21,721

	2007	2006	2005	2004	2003
Selected Financial Ratios:
Return on Average Assets (ROA)	0.13%	0.86%	1.00%	0.76%	0.70%
Return on Average Equity (ROE)	1.01%	7.62%	8.82%	6.09%	5.53%
Equity to Total Assets at Year-End	12.83%	13.09%	10.29%	12.67%	12.80%

ITEM 7. Management’s Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

        Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include for example:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2007 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

OVERVIEW AND STRATEGY

        The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, an interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the

Paramount Checking Account is higher than the rate offered on most interest paying checking accounts by the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. Core accounts consist of noninterest-bearing deposits-demand, NOW, money market and savings accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions. Another component to the Bank’s core account acquisition strategy is the generation of deposit accounts which result from new commercial loan customers who move their deposit relationship to the bank and the continued expansion of the Bank’s Escrow Ease product. Escrow Ease is specially designed to meet the trust account needs of attorneys, realtors and title companies. At December 31, 2007, the core accounts represented 87.2% of total deposit accounts.

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

        For the year ended December 31, 2007, the Company recognized net income of $382 thousand, or $0.07 per diluted share and $0.08 per basic share, compared to net income of $2.2 million, or $0.48 per diluted share and $0.56 per basic share for 2006. The decrease in income reflects the Company’s write off of goodwill associated with the 2000 acquisition of Sullivan Financial Services, its mortgage banking unit in the fourth quarter of 2007, and a substantial increase in the provision for loan losses. The Company’s performance in 2007 also reflects a substantial increase in interest income from the loan portfolio due to an increase in loan volume partially offset by increased interest expense, reflecting an increase in deposit volume.

        During 2006 our deposits increased significantly. Management used the resultant cash to fund the loan and investment portfolio.

RESULTS OF OPERATIONS — 2007 versus 2006

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

Net Income

        For the year ended December 31, 2007, the Company had net income of $382 thousand or $0.08 per basic share compared to net income of $2.2 million or $0.56 per basic share for the year ended December 31, 2006. All per share data has been restated to reflect all subsequent stock dividends. The decrease in net income for 2007 compared to 2006 is a result of a write off of $1.2 million in goodwill associated with the acquisition of Sullivan Financial Services, its mortgage banking unit. In addition the Company’s provision for loan losses was $1.0 million for the year ended December 31, 2007 compared to $201 thousand for the year ended December 31, 2006. These changes were partially offset by an increase in net interest income.

Net Interest Income

        The increase in net interest income is the result of a 13.3% increase in total interest income from $15.8 million in 2006 to $17.9 million in 2007. This increase in interest income was partially offset by an increase of 16.4% or $1.0 million in total interest expense to $7.1 million in 2007 from $6.1 million in 2006. Total interest income benefited from strong growth in average interest earning assets and was offset by the lower yields resulting from the reduction in short-term market rates during the year. The average yield of the Company’s interest earning assets decreased from 6.73% in 2006 to 6.69% in 2007.

        Total average interest earning assets increased $32.4 million or 13.8% from an average of $234.6 million in 2006 to an average of $267.0 million in 2007. We experienced loan growth during 2007 with average loan balances, excluding loans held for sale, increasing by $19.7 million. The increase in average volume for investment securities was $7.3 million. The increase in total interest income reflects an increase of $2.0 million due to growth in average interest earning assets.

        Average total interest-bearing liabilities increased by $25.8 million in 2007, consisting of an increase of $26.3 million in average interest bearing demand deposits and $10.6 million in average time deposits. The increase in interest expense of $1.1 million resulted from increases of $222 thousand due to rate factors augmented by an increase of $866 thousand due to an increase in interest-bearing liabilities.

        The net interest margin for the year ended December 31, 2007 was 4.02% compared to 4.15% for 2006. The decrease in net interest margin was due primarily to an increase in the rate paid on our interest-bearing liabilities while the yield on our interest-earning assets declined. The average yield on earning assets for 2007 was 6.69%, or 4 basis points lower than the 6.73% for 2006. The 2007 average cost of interest-bearing liabilities was 3.46%, or 11 basis points higher than the 3.35% for 2006. The net interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 15 basis points from 3.38% in 2006 to 3.23% in 2007. Despite these contractions in our net interest margin and net interest spread, the growth in our earning assets led to the increase in our net interest income.

Average Balance Sheets

        The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2007, 2006, and 2005, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

	For the years ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
ASSETS :
Interest-Earning Assets:
Cash and due from banks	$ 957	$ 47	4.94%	$ 786	$ 38	4.84%	$ 1,092	$ 33	3.01%
Loans receivable	198,807	14,320	7.20	179,130	12,974	7.24	145,030	9,469	6.53
Investment securities	49,273	2,515	5.11	41,986	1,985	4.73	31,159	1,239	3.98
Loans held for sale	5,705	360	6.30	9,645	627	6.50	11,468	683	5.96
Federal funds sold	12,295	625	5.08	3,069	158	5.16	6,250	181	2.90

Total interest earning assets	267,037	17,867	6.69%	234,616	15,782	6.73%	194,999	11,605	5.95%
Non-interest earning assets	27,134			21,985			18,745
Allowance for loan losses	(2,205)			(2,104)			(1,742)

TOTAL ASSETS	$291,966			$254,497			$212,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities :
Interest bearing demand deposits	$142,641	$4,777	3.35%	$116,346	$3,745	3.22%	$100,048	$1,957	1.96%
Savings accounts	5,305	72	1.35	6,421	97	1.51	6,866	74	1.08
Money Market accounts	19,259	481	2.50	24,255	766	3.16	15,561	263	1.69
Certificates of deposit	38,644	1,795	4.65	28,045	1,174	4.19	23,182	795	3.43
FHLB advances	422	17	3.92	5,399	271	5.02	2,445	101	4.12
Federal funds purchased	—	—	—	14	1	4.69	84	4	4.53

Total interest bearing liabilities	206,271	7,142	3.46%	180,480	6,054	3.35%	148,186	3,194	2.16%
Non-interest bearing deposits	46,505			43,640			38,610
Other liabilities	1,461			1,542			1,225

Total liabilities	254,237			225,662			188,021
Stockholders’ Equity	37,729			28,835			23,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$291,966			$254,497			$212,002

Net Interest Income		$10,725			$9,728			$8,411

Net Interest Rate Spread(1)			3.23%			3.38%			3.79%
Net Interest Margin(2)			4.02%			4.15%			4.31%
Ratio of Average Interest-Earning Assets to Average Interest-Bearing Liabilities	129.46%			130.00%			131.59%

(1)	Net Interest Rate Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.
(2)	Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

Rate/Volume Analysis

        The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007 versus 2006			Year Ended December 31, 2006 versus 2005
	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest Income:
Cash and due from banks	$ 8	$ 1	$ 9	$ (15)	$ 20	$ 5
Loans	1,425	(79)	1,346	2,469	1,036	3,505
Securities	345	185	530	512	234	746
Loans held for sale	(256)	(11)	(267)	(118)	62	(56)
Federal funds sold	476	(9)	467	(164)	141	(23)

Total interest income	$1,998	$ 87	$2,085	$2,684	$1,493	$4,177

Interest Expense:
Federal funds purchased	$ (1)	$ —	$ (1)	$ (3)	$ —	$ (3)
Interest bearing deposits	847	185	1,032	525	1,263	1,788
Savings accounts	(17)	(8)	(25)	(7)	30	23
Money Market accounts	(158)	(127)	(285)	275	228	503
Certificates of deposit	444	177	621	204	175	379
FHLB advances	(250)	(4)	(254)	148	22	170

Total interest expense	865	223	1,088	1,142	1,718	2,860

Net interest income	$1,133	$(136)	$ 997	$1,542	$ (225)	$1,317

Provision for Loan Losses

        For the year ended December 31, 2007, the Company’s provision for loan losses was $1.0 million, an increase of $830 thousand from the provision of $201 thousand for the year ended December 31, 2006. The additional provision primarily reflects the impact of a $2.8 million credit relationship which was previously disclosed as a potentially troubled credit and which was placed on non-accrual status during the fourth quarter. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing portfolio and the size of the allowance necessary to provide for probable losses inherent in the portfolio. The provision reflects the current economic conditions, borrowers’ financial condition and growth of the Bank’s loan portfolio. The allowance for loan losses was approximately $3.2 million at December 31, 2007, representing 1.54% of total outstanding loans. The allowance for loan losses at December 31, 2006 was approximately $2.2 million or 1.13% of total outstanding loans at that date.

Non-Interest Income

        Our non-interest income consists primarily of gains on sales of mortgage loans originated by our mortgage company subsidiary. For the year ended December 31, 2007, our non-interest income decreased by $483 thousand from the prior year. For the year ended December 31, 2007, we recognized $2.4 million in total non-interest income, a decrease of 16.8% from the comparable period in 2006.

        Other components of non-interest income include fees on deposit accounts, which increased $46 thousand or 16.3%, to $329 thousand from $283 thousand in 2006. In addition, our other income increased by $78 thousand, or 15.5%, to $581 thousand for the year ended December 31, 2007. The increase primarily reflects income received from the change in value of bank owned life insurance, which increased $102 thousand or 49.0% to $310 thousand from $208 thousand in 2006. There was also an increase of $3 thousand in gains on sales of securities in 2007 versus no gain in 2006.

Non-Interest Expenses

        For the year ended December 31, 2007, our non-interest expense increased $2.2 million or 24.4% to $11.2 million compared to $9.0 million for the year ended December 31, 2006. The increase primarily reflects the write off of goodwill of $1.2 million. In addition there were increases in salaries and employee benefits of $284 thousand, or 5.8%, to $5.2 million in 2007 from $4.9 million in 2006. Occupancy expense increased $261 thousand, or 16.3%, to $1.9 million in 2007 from $1.6 million in 2006. Data processing increased $86 thousand, or 19.8%, to $521 thousand in 2007 from $435 thousand in 2006. Other operating expenses increased $487 thousand, or 37.7%, to $1.8 million in 2007 from $1.3 million in 2006. The increases in non-interest expense, excluding goodwill impairment, primarily reflect the related costs associated with the new branches in Madison and Long Valley.

Income Tax Expense

        The income tax provision for the years ended December 31, 2007 and 2006 was $539 thousand and $1.2 million, respectively. The effective tax rate for the years ended December 31, 2007 and 2006 was 58.5% and 34.9%, respectively. The increase in the effective tax rate reflects the fact that the Company’s write off of goodwill is not tax deductible.

RESULTS OF OPERATIONS — 2006 versus 2005

Net Income

        For the year ended December 31, 2006, the Company had net income of $2.2 million or $0.56 per basic share compared to net income of $2.1 million or $0.59 per basic share for the year ended December 31, 2005. All per share data has been restated to reflect all subsequent stock dividends. The increase in net income for 2006 compared to 2005 is a result of a 15.5% increase in net interest income to $9.7 million from $8.4 million in the prior year, partially offset by a 7.2%, or $608 thousand, increase in non-interest expense to $9.0 million from $8.4 million for 2005. In addition, our 2005 results were also effected by the recognition of $449,000 in income in the fourth quarter due to the reversal of a valuation allowance for deferred tax assets. On a per share basis, the tax benefit in 2005 accounted for $0.12 of our basic earnings per share. There was no comparable tax benefit in 2006. Finally, the 2006 earnings per share reflect the impact of the issuance of 1,300,000 shares of our common stock upon the exercise of outstanding common stock purchase warrants.

Net Interest Income

        The increase in net interest income is primarily the result of a 36.2% increase in total interest income from $11.6 million in 2005 to $15.8 million in 2006. This increase in interest income was partially offset by an increase of 90.6% or $2.9 million in total interest expense to $6.1 million in 2006 from $3.2 million in 2005. Total interest income benefited from strong growth in average interest earning assets and was augmented by the higher yields resulting from the rise in short-term market rates during the year. However, the same rate factors caused the average cost of the Company’s interest bearing liabilities to increase from 2.16% in 2005 to 3.35% in 2006.

        Total average interest earning assets increased $39.6 million or 20.3% from an average of $195.0 million in 2005 to an average of $234.6 million in 2006. We experienced strong loan growth during 2006 with average loan balances, excluding loans held for sale, increasing by $34.1 million. The increase in average volume for investment securities was $10.8 million. The increase in total interest income reflects an increase of $2.7 million due to growth in average interest earning assets augmented by an increase of $1.5 million due to an increase in yield on interest earning assets.

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

        Other components of non-interest income include fees on deposit accounts, which increased $10 thousand or 3.7%, to $283 thousand from $273 thousand in 2005. In addition, our other income increased by $86 thousand, or 20.6%, to $503 thousand from $417 thousand in 2005. The increase primarily reflects income received from our investment in our joint venture title insurance agency, which increased $37 thousand or 57.8% to $101 thousand from $64 thousand in 2005. There was also a decrease of $2 thousand in loss on sales of securities, due to a $2 thousand loss in 2005 versus no loss in 2006.

Non-Interest Expenses

        For the year ended December 31, 2006, our non-interest expense increased $608 thousand or 7.2% to $9.0 million compared to $8.4 million for the year ended December 31, 2005. The increase primarily reflects increases in salaries and employee benefits of $687 thousand, or 16.4%, to $4.9 million in 2006 from $4.2 million in 2005. Occupancy expense increased $206 thousand, or 14.7%, to $1.6 million in 2006 from $1.4 million in 2005. Data processing increased $56 thousand, or 14.8%, to $435 thousand in 2006 from $379 thousand in 2005. Other operating expenses decreased $364 thousand, or 22.0%, to $1.3 million in 2006 from $1.7 million in 2005. The increase in non-interest expense, primarily reflects the related costs associated with the new branch in Madison and the Bank’s two proposed new branches in Stirling and Long Valley.

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

Financial Condition

        Total assets at December 31, 2007 decreased by $3.9 million or 1.3%, to $285.5 million compared to $289.4 million at December 31, 2006. Total loans, net were $205.3 million, loans held for sale were $3.1 million, total investment securities available for sale were $28.0 million, total investment securities held to maturity were $13.6 million and total cash and cash equivalents were $17.9 million. In 2007, we had a write down of goodwill of $1.2 million associated with our purchase of Sullivan. Total deposits at December 31, 2007 decreased by $5.5 million, or 2.2% to $244.7 million compared to $250.2 million at December 31, 2006. Stockholders’ equity decreased $1.3 million or 3.4%, to $36.6 million in 2007 compared to $37.9 million at December 31, 2006, reflecting the impact of earnings from 2007 operations of $382 thousand, the exercise of common stock options of $687 thousand, the payment of cash dividends of $723 thousand and the repurchase of common stock of $1.8 million.

Loan Portfolio

        Gross loans, excluding loans held for sale, grew by $15.8 million, or 8.2%, during 2007 from $192.6 million as of December 31, 2006 to $208.4 million at year-end 2007. The composition of the loan portfolio, by category, as of December 31, 2007 is as follows: 71.8% of our loans are commercial and commercial real estate loans, 4.6% of our loans are secured by first liens on residential real estate and 23.6% of our loans are consumer or other loans to individuals, including home equity loans. Commercial and industrial loans are primarily secured by collateral, such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Real estate loans consist primarily of loans secured by first mortgage liens on commercial property and may be used to finance the purchase, refinance or construction of such properties. Commercial and commercial real estate loans increased by $4.0 million or 2.7% to $149.6 million at December 31, 2007 from $145.6 million at December 31, 2006. Combined, these two categories of loans represented 71.8% of our total loan portfolio at December 31, 2007, compared to 75.6% of our total loan portfolio at year end 2006. Consumer loans primarily consist of home equity loans. The growth in our consumer loans of $9.3 million or 23.3% is primarily due to an increase in home equity loans of 23.5% or $9.1 million to $47.9 million in 2007 from $38.8 million in 2006. Our consumer installment loans increased by $263 thousand to $1.2 million in 2007 from $984 thousand in 2006.

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

        The following table sets forth the classification of our loans by major category as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007		2006		2005		2004		2003
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Commercial and industrial	$67,767	32.5%	$78,366	40.7%	$78,299	46.8%	$66,552	50.1%	$ 52,797	48.5%
Real Estate :
Commercial real estate properties	81,848	39.3	67,244	34.9	52,802	31.6	32,953	24.8	25,828	23.7
Residential properties	9,652	4.6	7,145	3.7	6,225	3.7	3,745	2.8	3,192	2.9
Consumer and installment	1,247	0.6	984	0.5	651	0.4	1,157	0.9	2,674	2.5
Home equity	47,862	23.0	38,832	20.2	29,324	17.5	28,464	21.4	24,437	22.4

Gross Loans	208,376	100.0%	192,571	100.0%	167,301	100.0%	132,871	100.0%	108,928	100.0%

Net deferred costs (fees)	82		(3)		(154)		(198)		(137)

Total loans	208,458		192,568		167,147		132,673		108,791
Less: Allowance for loan losses	3,201		2,170		2,029		1,634		1,417

Net loans	$205,257		$190,398		$165,118		$131,039		$107,374

        The following table sets forth fixed and adjustable rate loans in the loan portfolio as of December 31, 2007 in terms of contractual maturity (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total
Loans with Fixed Rate	$7,928	21,342	32,086	$61,356
Loans with Adjustable Rate	$33,626	7,718	105,676	$147,020

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

        The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Non-performing loans	$3,036	$282	$ —	$ —	$ —
Other real estate owned	—	—	—	—	—

Total non-performing assets	$3,036	$282	$ —	$ —	$ —

Non-performing assets to total loans	1.46%	0.15%	0.00%	0.00%	0.00%

Non-performing loans to total assets	1.06%	0.10%	0.00%	0.00%	0.00%
Allowance for loan losses as a
percentage of non-performing loans	105%	770%	NM	NM	NM

NM = Not Meaningful

        At December 31, 2007, the Company’s non-accrual loans increased to $3.0 million from $282 thousand at December 31, 2006, and the Company’s ratio of non-performing loans to total loans increased to 1.46% from 0.15%. The increase in non-accrual loans primarily reflects the impact of a single credit relationship being placed on non-accrual status in the fourth quarter. This relationship had previously been disclosed as a potentially troubled credit in the Company’s September 30, 2007 quarterly report. At December 31, 2006 the Company had two non-accrual loans that consisted of one time loan and one direct auto loan.

        Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

        As of December 31, 2007 and 2006, there were no concentrations of loans exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern New Jersey.

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

        The Company’s allowance for loan losses totaled $3.2 million and $2.2 million at December 31, 2007 and 2006, respectively. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance, beginning of year	$2,170	$2,029	$1,634	$1,417	$1,256
Charge-offs
Commercial and industrial	—	—	—	—	(137)
Real Estate	—	—	—	—	—
Consumer	(1)	(2)	(13)	(27)	(73)

Total Charge-offs	(1)	(2)	(13)	(27)	(210)
Recoveries
Commercial and Industrial	—	—	—	4	—
Real Estate	—	—	—	—	—
Consumer	1	—	16	15	35

Total Recoveries	1	—	16	19	35
Reclassification related to unused commitments	—	(58)	—	—	—
Provision charged to expense	1,031	201	392	225	336

Balance, end of year	$3,201	$2,170	$2,029	$1,634	$1,417

Ratio of net (recoveries) charge-offs to average
loans outstanding	(0.00%)	(0.00%)	(0.00%)	0.01%	0.17%
Balance of allowance as a percentage of total
loans at end of year	1.54%	1.13%	1.21%	1.23%	1.30%

        The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

Allocation of the Allowance for Loan Losses by Category

	For the years ended December 31,
	2007			2006			2005			2004			2003
	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans
	(dollars in thousands)
Balance applicable to:
Commercial and commercial real estate	$2,658	83.0%	71.8%	$1,698	78.2%	75.6%	$1,597	78.7%	78.4%	$1,195	73.1%	74.9%	$ 911	64.3%	72.2%
Residential real estate	48	1.5	4.6	36	1.7	3.7	31	1.5	3.7	19	1.2	2.8	16	1.1	2.9
Consumer, installment and home equity Loans	485	15.2	23.6	398	18.3	20.7	258	12.7	17.9	306	18.7	22.3	336	23.7	24.9

Sub-total	$3,191	99.7	100.0	$2,132	98.2	100.0	$1,886	92.9	100.0	$1,520	93.0	100.0	$1,263	89.1	100.0
Unallocated Reserves	10	0.3	—	38	1.8	—	143	7.1	—	114	7.0	—	154	10.9	—

TOTAL	$3,201	100.0%	100.0%	$2,170	100.0%	100.0%	$2,029	100.0%	100.0%	$1,634	100.0%	100.0%	$1,417	100.0%	100.0%

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

        Management determines the appropriate classification of securities at the time of purchase. At December 31, 2007, our securities AFS totaled $28.0 million and our securities HTM totaled $13.6 million. Our investment securities portfolio decreased by $7.8 million to $41.6 million at December 31, 2007 from $49.4 million at December 31, 2006. The decrease reflects liquidity needed for loan demand and to fund deposit withdrawals.

        The following table sets forth the carrying value of the Company’s security portfolio as of the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Available for sale
U.S. Government sponsored
agency securities	$ 9,500	$ 9,506	$21,012	$20,958	$12,997	$12,820
Mortgage backed securities	14,495	14,578	13,734	13,638	13,747	13,588
Collateralized Mortgage
Obligations	3,486	3,403	4,144	4,012	4,939	4,788

Total US Government and
agency securities	27,481	27,487	38,890	38,608	31,683	31,196

Equity securities:
FHLBNY stock	437	437	276	276	673	673
Other equity securities	30	30	30	30	30	30

Total available for sale	$27,948	$27,954	$39,196	$38,914	$32,386	$31,899

Held to Maturity
U.S. Government sponsored
agency securities	$ 1,000	$ 1,000	$ 1,000	$ 993	$ 1,000	$ 976
Obligations of US States and
Political Subdivisions	11,104	11,076	8,428	8,502	6,753	6,802
Corporate debt securities	1,542	1,455	1,057	1,057	1,613	1,594

Total held to maturity	$13,646	$13,531	$10,485	$10,552	$ 9,366	$ 9,372

Total securities	$41,594	$41,485	$49,681	$49,466	$41,752	$41,271

        The following table sets forth as of December 31, 2007 and December 31, 2006, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities Securities available for sale
	December 31, 2007			December 31, 2006
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(in thousands)
Within 1 year	$ 25	$ 25	6.00%	$ 5,000	$ 4,972	4.23%
1 to 5 years	2,000	1,997	5.03%	5,548	5,552	5.54%
Over 5 years	25,456	25,465	5.30%	28,342	28,084	5.31%

	$27,481	$27,487		$38,890	$38,608

	Maturity of Debt Investment Securities Securities Held to Maturity
	December 31, 2007			December 31, 2006
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(in thousands)
Within 1 year	$ 614	$ 613	2.00%	$ 20	$ 20	2.00%
1 to 5 years	375	375	3.30%	580	574	5.34%
Over 5 years	12,657	12,543	4.58%	9,885	9,958	6.51%

	$13,646	$13,531		$10,485	$10,552

Deposits

        Deposits are the Company’s primary source of funds. The Company experienced growth in average deposit balances during 2007, as average deposits increased by $33.7 million, or 15.4% to $252.4 million for the twelve months ended December 31, 2007 compared to $218.7 million for the prior year. This growth continues to be accomplished as a result of continued market penetration combined with continued customer referrals during 2007. In addition, our sixth branch opened in Long Valley in September 2007. By year-end 2007, our Long Valley branch had approximately $7.2 million in deposits. Average non-interest bearing deposits increased by $2.9 million, or 6.7%, to $46.5 million for 2007 from $43.6 million for 2006. Average interest bearing demand deposits, which includes our Paramount and Escrow Ease Checking accounts, increased by $26.3 million, or 22.6%, to $142.6 million for 2007 from $116.3 million for 2006. Average time deposits experienced an increase of $10.6 million, or 37.9%, from $28.0 million for 2006 to $38.6 million for 2007. The Company has no foreign deposits, nor are there any material concentrations of deposits.

        The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	December 31,
	2007		2006		2005
	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate
	(Dollars in Thousands)
Non-interest Bearing Demand	$ 46,505	—	$ 43,640	—	$ 38,610	—
Interest Bearing Demand	142,641	3.35%	116,346	3.22%	100,048	1.96%
Savings and Money Market	24,564	2.25%	30,676	2.81%	22,427	1.50%
Time Deposits	38,644	4.65%	28,045	4.19%	23,182	3.43%

	$252,354	2.82%	$218,707	2.64%	$184,267	1.68%

        The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2007 (in thousands).

Three months or less	$ 4,769
Over three months through six months	4,782
Over six months through twelve months	2,382
Over twelve months	325

Total	$12,258

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

        The Company’s total deposits equaled $244.7 million at December 31, 2007 as compared to $250.2 million at December 31, 2006.

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

        As of December 31, 2007, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) were approximately $45.8 million, which represented 16.0% of total assets and 18.5% of total deposits and borrowings. Supplementing this liquidity, we have available lines of credit from correspondent banks of approximately $21.5 million and an additional line of credit with the Federal Home Loan Bank of approximately $71.4 million (subject to available collateral, with $3.0 million in borrowings outstanding at December 31, 2007). At year-end, outstanding commitments to extend credit and unused lines of credit were $97.4 million. Management believes that our combined aggregate liquidity position is sufficient to meet our near term funding needs.

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

        The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2007. Further discussion of these commitments is included in Note 12 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Standby letters of credit	$1,228	$ —	$ —	$ —	$1,228

        Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Contractual Obligations

        The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2007. Further discussion of these commitments is included in Notes 6 and 11 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,307	$554	$ 905	$384	$464
Federal Home loan Bank Borrowings	$3,000	$ —	$3,000	$ —	$ —

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

        At December 31, 2007, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

	Interest Rate Sensitivity Gap December 31, 2007

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL
	(in thousands)
Investment securities	$ 3,289	$ 7,164	$14,077	$17,070	$ 41,600
Loans held for sale	3,063	—	—	—	3,063
Loans	75,432	22,295	76,209	34,440	208,376
Federal funds sold	5,800	—	—	—	5,800
Interest bearing deposits at other banks	60	—	—	—	60

Total interest earning assets	87,644	29,459	90,286	51,510	258,899
Non-interest earning assets	—	—	—	—	26,571

Total assets	—	—	—	—	$285,470

Interest bearing transactions deposits	$ 159,462	$ —	$ —	$ —	$159,462
Certificates of deposit	11,117	18,083	2,228	—	31,428
FHLB advances	—	—	3,000	—	3,000

Total interest bearing liabilities	170,579	18,083	5,228	—	193,890
Non-interest bearing liabilities	—	—	—	—	54,959

Total liabilities	—	—	—	—	248,849

Stockholders’ equity	—	—	—	—	36,621

Total liabilities and stockholders’ equity	—	—	—	—	$285,470

Interest sensitivity gap per period	$ (82,935)	$ 11,376	$85,058	$51,510	$ 65,009
Cumulative interest sensitivity gap	$ (82,935)	$(71,559)	$13,499	$65,009	$ 65,009
Cumulative gap as a percentage of total interest earning assets	(32.0)%	(27.6)%	5.2%	25.1%	25.1%
Cumulative interest earning assets as a percentage of cumulative interest bearing liabilities	51.4%	62.1%	107.0%	133.5%	133.5%

Capital

        A significant measure of the strength of a financial institution is its capital base. The Bank’s federal regulators have classified and defined capital into the following components: (1) Tier I Capital, which includes tangible stockholders’ equity for common stock, qualifying preferred stock and certain qualifying hybrid instruments, and (2) Tier II Capital, which includes a portion of the allowance for probable loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier I Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Bank’s assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

        A bank is required to maintain, at a minimum, Tier I Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II Capital as a percentage of risk-adjusted assets of 8.0%.

        In addition to the risk-based guidelines, the Bank’s regulators require that an institution which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier I Capital as a percentage of tangible assets) of 4.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process.

        The following table summarizes the risk-based and leverage capital ratios for the Bank at December 31, 2007, as well as the required minimum regulatory capital ratios:

	At December 31, 2007
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	12.72%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.47%	4.00%	6.00%
Leverage ratio	9.84%	4.00%	5.00%

Borrowings

        As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. The company had outstanding advances at December 31, 2007 as follows:

Maturity	Rate	Amount
November 29, 2017	3.21%	$1,500,000
November 29, 2017	3.41%	$1,500,000

		$3,000,000

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

Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

        In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of this standard will not have a material impact on its consolidated financial position or results of operations.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 did not have a material effect on the financial statements.

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company believes the adoption of EITF 06-4 will not have a material impact on its consolidated financial position or results of operations.

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material impact on the financial statements.

ITEM 8. Financial Statements

        The information required by this item is filed as an exhibit here to.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

        On March 30, 2006, the Audit Committee engaged Crowe Chizek and Company LLC as the Company’s independent auditors with respect to the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2006 and 2007.

ITEM 9A. Controls and Procedures

        Not applicable

ITEM 9AT. Controls and Procedures

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

        (b) Management’s report on internal control over financial reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. This 10K report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this 10K report.

ITEM 9B. Other Information

        Not applicable

PART III

ITEM 10. Directors and Executive Officers of the Registrant; Compliance with Section 16(a)

        Information required by this part is included in the definitive Proxy Statement for the Company’s 2008 Annual Meeting under the captions “ELECTION OF DIRECTORS”, ”COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 11. Executive Compensation

        Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2008 Annual Meeting under the captions “EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION” and “COMPENSATION OF DIRECTORS”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2008 Annual Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

        The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	532,782	$7.91	117,434
Equity compensation plans not approved by security holders	0	0	0

Total	532,782	$7.91	117,434

ITEM 13. Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2008 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

ITEM 14. Principal Accountant Fees and Services

        The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2008” in the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2008.

ITEM 15. Exhibits

        (a) Exhibits

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Somerset Hills Bancorp(1)
3.2	Bylaws of Somerset Hills Bancorp(3)
3.3	Certificate of Incorporation for Somerset Hills Bank(1)
3.4	Bylaws of Somerset Hills Bank(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Specimen of Warrant(1)
4.3	Warrant Agreement(1)
10.1	1998 Combined Stock Option Plan(1)
10.2	1998 Non-Qualified Stock Option Plan(1)
10.3	2001 Combined Stock Option Plan(1)
10.4	Employment Agreement of Stewart E. McClure, Jr. as amended(1)(4)
10.5	Employment Agreement of Gerard Riker as amended(1)(4)
10.6	Supplemental Retirement Plan dated July 19, 2007 with Stewart E. McClure, Jr.(5)
10.7	Supplemental Retirement Plan dated July 19, 2007 with Gerard Riker(5)
14	Code of Ethics(2)
21	Subsidiaries of Somerset Hills Bancorp
23	Consent of KPMG LLP and consent of Crowe Chizek and Company LLC
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.
(2)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2003.
(3)	Incorporated by reference from Current Report on Form 8-k filed December 20, 2007.
(4)	Incorporated by reference from Exhibits 10.3 and 10.4 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(5)	Incorporated by reference from Exhibits 10.1 and 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

SOMERSET HILLS BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Somerset Hills Bancorp
Bernardsville, New Jersey

        We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Somerset Hills Bancorp:

        We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Somerset Hills Bancorp and subsidiary (the Company) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Somerset Hills Bancorp and subsidiary as of December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Short Hills, New Jersey March 3, 2006

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition
December 31, 2007 and 2006
(Dollars in Thousands)

	2007	2006
ASSETS
Cash and due from banks	$ 12,069	$ 22,662
Federal funds sold	5,800	5,900

Total cash and cash equivalents	17,869	28,562
Loans held for sale	3,063	5,003
Investment securities held to maturity (Approximate market value of
$13,531 in 2007 and $10,552 in 2006)	13,646	10,485
Investment securities available-for-sale	27,954	38,914
Loans receivable	208,376	192,571
Less allowance for loan losses	(3,201)	(2,170)
Net deferred costs (fees)	82	(3)

Net loans receivable	205,257	190,398
Premises and equipment, net	6,343	6,295
Goodwill, net	—	1,191
Bank owned life insurance	8,111	5,801
Accrued interest receivable	1,435	1,508
Deferred tax asset	723	805
Other assets	1,069	466

Total assets	$ 285,470	$ 289,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$ 53,783	$ 51,015
Interest bearing deposits
Now money market and savings	159,462	163,590
Certificates of deposit, under $100,000	19,170	20,617
Certificates of deposit, $100,000 and over	12,258	14,999

Total deposits	244,673	250,221

Federal Home Loan Bank advances	3,000	—
Accrued interest payable	523	697
Taxes payable	—	34
Other liabilities	653	580

Total liabilities	248,849	251,532

Commitments and contingencies (notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	—	—
Common stock-authorized, 9,000,000 shares of no par value; issued
and outstanding, 4,930,082 in 2007 and 4,997,490 in 2006	37,513	36,916
Accumulated (deficit) retained earnings	(896)	1,166
Accumulated other comprehensive income (loss)	4	(186)

Total stockholders’ equity	36,621	37,896

Total liabilities and stockholders’ equity	$ 285,470	$ 289,428

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Income
Years ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share data)

	2007	2006	2005
INTEREST INCOME
Loans, including fees	$ 14,680	$ 13,601	$ 10,152
Federal funds sold	625	158	181
Investment securities	2,515	1,985	1,239
Cash and due from banks	47	38	33

Total interest income	17,867	15,782	11,605

INTEREST EXPENSE
Deposits	7,125	5,782	3,089
Federal funds purchased	—	1	4
Borrowings	17	271	101

Total interest expense	7,142	6,054	3,194

Net interest income	10,725	9,728	8,411

PROVISION FOR LOAN LOSSES	1,031	201	392

Net interest income after provision for loan losses	9,694	9,527	8,019

NON-INTEREST INCOME
Service fees on deposit accounts	329	283	273
Gains on sales of mortgage loans and fees, net	1,473	2,083	2,251
Other income	581	503	417
Gain (loss) on sales of investment securities, net	3	—	(2)

Total non-interest income	2,386	2,869	2,939

NON-INTEREST EXPENSE
Salaries and employee benefits	5,163	4,879	4,192
Occupancy expense	1,864	1,603	1,397
Advertising and business promotion	365	552	540
Stationery and supplies	276	261	250
Data processing	521	435	379
Goodwill impairment	1,191	—	—
Other operating expenses	1,779	1,292	1,656

Total non-interest expense	11,159	9,022	8,414

Income before income taxes	921	3,374	2,544

PROVISION FOR INCOME TAXES	539	1,176	429

NET INCOME	$ 382	$ 2,198	$ 2,115

Per share data
Net income basic	$ 0.08	$ 0.56	$ 0.59

Net income diluted	$ 0.07	$ 0.48	$ 0.51

Weighted average shares outstanding-basic	4,939,051	3,959,666	3,570,070
Weighted average shares outstanding-diluted	5,152,504	4,576,063	4,148,037

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005
(Dollars in Thousands)

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss), Net of tax	Comprehensive Income	Total
Balance at January 31, 2005	$ 23,940	$ (827)	$ (65)		$ 23,048
Net income	—	2,115	—	$2,115	2,115
Other comprehensive loss, net of tax	—	—	(242)	(242)	(242)
Cash dividend paid	(61)	(65)	—	—	(126)
Exercise of common stock warrants
and options	510	—	—	—	510

Total comprehensive income				1,873

Balance December 31, 2005	24,389	1,223	(307)		25,305
Exercise of common stock warrants	10,138	—	—	—	10,138
Exercise of common stock options	547	—	—	—	547
Net income	—	2,198	—	2,198	2,198
Stock dividend paid (5.00%)	1,842	(1,842)	—	—	—
Cash dividend paid	—	(413)	—	—	(413)
Other comprehensive income,
net of tax	—	—	121	121	121

Total comprehensive income				2,319

Balance December 31, 2006	36,916	1,166	(186)		37,896
Exercise of common stock options	676	—	—	—	676
Stock based compensation	11	—	—	—	11
Common stock repurchased	(1,811)	—	—	—	(1,811)
Net income for the period	—	382		382	382
Stock dividend paid (5.00%)	1,721	(1,721)	—	—	—
Cash dividend paid	—	(723)	—	—	(723)
Other comprehensive income,
net of taxes	—	—	190	190	190

Total comprehensive income				$572

Balance December 31, 2007	$ 37,513	$ (896)	$ 4		$ 36,621

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(Dollars in Thousands)

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$ 382	$ 2,198	$ 2,115
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	652	597	573
Provision for loan losses	1,031	201	392
(Gains) loss on sales of investment securities, net	(3)	—	2
Stock-based compensation	11	—	—
Mortgage loans originated for sale	(232,705)	(293,328)	(311,273)
Proceeds from mortgage loan sales	236,118	305,788	308,472
Gain on sale of mortgage loans and fees, net	(1,473)	(2,083)	(2,251)
Decrease (increase) in accrued interest receivable	73	(373)	(483)
Deferred taxes	(343)	—	(560)
Increase in bank owned life insurance	(310)	(208)	(192)
(Increase) decrease in other assets	(272)	(184)	114
(decrease) increase in accrued interest payable	(174)	445	164
Goodwill impairment	1,191	—	—
Increase (decrease) in other liabilities	39	(911)	860

Net cash provided by (used in) operating activities	4,217	12,142	(2,067)

INVESTING ACTIVITIES
Maturity and payments of investment securities held to maturity	505	509	998
Purchases of investment securities available-for-sale	(8,161)	(21,391)	(21,429)
Purchases of investment securities held to maturity	(3,671)	(1,675)	(5,053)
Maturity and payments of investment securities available-for-sale	14,884	14,565	6,568
Proceeds from sale of investment securities available-for-sale	4,513	—	—
Proceeds from sale of investment securities held to maturity	—	—	486
Net increase in loans receivable	(15,890)	(25,348)	(34,471)
Purchase of bank owned life insurance	(2,000)	(60)	—
Purchases of premises and equipment	(684)	(2,150)	(949)

Net cash used in investing activities	(10,504)	(35,550)	(53,850)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock, options
and warrants	676	10,685	510
Cash dividends paid	(723)	(413)	(126)
Net increase (decrease) of Federal Home Loan Bank advances	3,000	(10,600)	7,400
Net (decrease) increase in demand deposits and savings accounts	(1,360)	27,092	56,386
Net increase (decrease) in certificates of deposit	(4,188)	14,885	(3,017)
Purchase of common stock	(1,811)	—	—

Net cash (used in) provided by financing activities	(4,406)	41,649	61,153

Net (decrease) increase in cash and cash equivalents	(10,693)	18,241	5,236
Cash and cash equivalents at beginning of period	28,562	10,321	5,085

Cash and cash equivalents at end of period	$ 17,869	$ 28,562	$ 10,321

Supplemental information:
Cash paid during the year for:
Interest	$ 7,316	$ 5,609	$ 3,031
Income taxes	997	1,953	342

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 1 — Summary of Significant Accounting Policies

       a) Basis of Financial Statement Presentation

        The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP). The financial statements include the accounts of the Company and its wholly-owned subsidiary, Somerset Hills Bank (the “Bank”) and its wholly-owned subsidiaries, Sullivan Financial Services, Inc., Somerset Hills Wealth Management Services, LLC, Somerset Hills Investment Holdings, Inc. The Bank is also a 50% owner of Somerset Hills Title Group, LLC. All material intercompany balances and transactions have been eliminated in the financial statements.

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

       b) Goodwill

       Goodwill and intangible assets with indefinite useful lives are no longer being amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142. In 2007 the Company took an impairment charge of $1,191,000 associated with the 2000 acquisition of Sullivan Financial Services.

       As of December 31, 2007 and 2006 the Company had unamortized goodwill in the amount of $0 and $1,191,000, respectively, as a result of the acquisition of Sullivan Financial Services Inc. for which the amortization ceased upon the adoption of Statement No. 142.

       c) Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2007 and 2006 is $1,974,000 and $1,342,000 respectively, representing reserves required by banking regulations.

       d) Investment Securities

        Debt securities which the Company does not have the positive intent to hold to maturity and all marketable equity securities are classified as available-for-sale. Debt and equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available-for-sale portfolio to market, could cause fluctuations in the level of equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

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
December 31, 2007 and 2006

Note 1 — Summary of Significant Accounting Policies — (Continued)

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

       e) Stock-Based Compensation

        At December 31, 2007, the Company has four stock-based plans, which are described more fully in Note 10. For 2005 the Company accounted for those plans under the recognition and measurements principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income for 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2005 the Company amended the stock option grant agreements evidencing outstanding grants to accelerate the vesting period, making the options 100% vested. This acceleration affected 78,394 shares granted under the plan. The primary purpose of accelerating vesting was to eliminate future compensation expense the Company would otherwise recognize in its future income statements with respect to the options under Statement of Financial Accounting Standards No. 123, “Share Based Payment (revised 2004)” (“SFAS 123(R)”). The Company estimated that the future pre-tax expense eliminated as a result of acceleration of vesting of outstanding options was approximately $180,000 during which the options otherwise would have vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

Year Ended December 31,
2005
Net income, as reported	$2,115
Deduct: Total stock-based
compensation expense determined under fair
value based method for all awards, net of
related tax effect	(299)

Pro forma net income	$1,816
Net income per share:
Basic — as reported	$0.59
Basic — pro forma	$0.51

Diluted — as reported	$0.51
Diluted — pro forma	$0.44

        Effective January 1, 2006 the Company adopted SFAS 123(R). The Company now recognizes compensation expense related to stock options granted after December 31, 2005 based on the fair value of such awards at the date of the grant over the period the awards are earned.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 1 — Summary of Significant Accounting Policies — (Continued)

        The per share weighted-average fair values of stock options granted during 2007, 2006 and 2005 were $3.27, $4.17 and $4.04, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2007, 2006 and 2005, respectively: expected dividend yields of 1.25%, 0.21% and 0.00%, risk-free interest rates of 4.82%, 4.70% and 4.29%, volatility rate of 15.78%, 18.24% and 25.00%, and expected lives of 7 years for each period. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

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

        A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due including interest according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows or as a practical expedient, at the loans’ observable market price, or the fair value of the underlying collateral. Loans are charged off when the probability of collecting the amounts due is unlikely. At December 31, 2007 and 2006, the Company had impaired loans of $3.0 million and $282 thousand, respectively.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 1 — Summary of Significant Accounting Policies — (Continued)

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

       j) Income Per Share

        Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted income per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Income per share is computed based on the weighted average number of shares of common stock outstanding. All per share amounts have been restated for the effect of the 5% stock distributions made on May 31, 2006 and May 31, 2007.

       k) Comprehensive Income

        Comprehensive income includes net income and unrealized gains and losses on investment securities available for sale.

       l) Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of this standard will not have a material impact on its consolidated financial position or results of operations.

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
December 31, 2007 and 2006

Note 1 — Summary of Significant Accounting Policies — (Continued)

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

        The company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 or December 31, 2007.

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company believes the adoption of EITF 06-4 will not have a material impact on its consolidated financial position or results of operations.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including and amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management does not believe it will have a material impact on the Company’s consolidated financial position or results of operation.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 2 — Investment Securities

        The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows (in thousands):

Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2007
U.S. Government sponsored Agency Securities	$ 1,000	$ —	$ —	$ 1,000
Obligations of US States and Political Subdivisions	11,104	73	(101)	11,076
Corporate debt securities	1,542	—	(87)	1,455

Total held to maturity	$13,646	$ 73	$(188)	$13,531

2006
U.S. Government sponsored Agency Securities	$ 1,000	$ —	$ (7)	$993
Obligations of US States and Political Subdivisions	8,428	91	(17)	8,502
Corporate debt securities	1,057	—	—	1,057

Total held to maturity	$10,485	$ 91	$ (24)	$10,552

Available for Sale
2007
U.S. Government sponsored Agency Securities	$ 9,500	$ 17	$ (11)	$ 9,506
Mortgage Backed Securities	14,495	127	(44)	14,578
Collaterized Mortgage Obligations	3,486	—	(83)	3,403
FHLBNY stock	437	—	—	437
Other equity securities	30	—	—	30

Total available-for-sale	$27,948	$144	$(138)	$27,954

2006
U.S. Government sponsored Agency Securities	$21,012	$ 44	$ (98)	$20,958
Mortgage Backed Securities	13,734	31	(127)	13,638
Collaterized Mortgage Obligations	4,144	—	(132)	4,012
FHLBNY stock	276	—	—	276
Other equity securities	30	—	—	30

Total available-for-sale	$39,196	$ 75	$(357)	$38,914

        The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 2 — Investment Securities — (Continued)

Held to Maturity	Amortized Cost	Estimated Market Value
Due in one year or less	$ 614	$ 613
Due in one to five years	375	375
Due in five years to ten years	712	677
Due after ten years	11,945	11,866

	$13,646	$13,531

Available for Sale
Due in one year or less	$ 25	$ 25
Due in one year to five years	2,000	1,997
Due in five years to ten years	7,282	7,265
Due after ten years	18,174	18,200
Equity securities	467	467

	$27,948	$27,954

        Gross unrealized losses on securities and the estimated market value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 are as follows:

2007	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
Municipal securities	$5,306	$100	$ 963	$ 1	$ 6,269	$101
Corporate debt securities	912	87	—	—	912	87

Total	$6,218	$187	$ 963	$ 1	$ 7,181	$188

2006	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
U.S. Government sponsored Agency
Securities	$ —	$ —	$ 994	$ 7	$ 994	$ 7
Municipal securities	699	4	942	13	1,641	17
Corporate debt securities	—	—	520	—	520	—

Total	$699	$ 4	$2,456	$20	$3,155	$24

2007	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses

U.S. Government sponsored Agency
Securities	$1,997	$ 3	$1,492	$ 8	$ 3,489	$ 11
Mortgage Backed Securities	—	—	4,462	44	4,462	44
Collateralized Mortgage Obligations	—	—	3,404	83	3,404	83

Total	$1,997	$ 3	$9,358	$135	$11,355	$138

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 2 — Investment Securities — (Continued)

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

        At December 31, 2007, there are $8.9 million in securities available for sale and $1.0 million in held to maturity with gross unrealized losses that have been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to interest rate fluctuations. The Company has the ability to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

        For the years ended December 31, 2007, 2006 and 2005 the gross proceeds on sales of securities were approximately $4.5 million, $0 and $486 thousand, respectively. For the years ended December 31, 2007, 2006 and 2005 the gross gain on sales of securities were approximately $20,000, $0 and $0, respectively. There was $17,000 and $2,000, respectively in gross losses on sales of securities for the years ended December 31, 2007 and December 31, 2005 and no gross losses on sales of securities for the year ended December 31, 2006.

        Securities with an amortized cost of $500 thousand and $997 thousand, respectively, were pledged to secure public funds on deposit at December 31, 2007 and 2006.

        The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

Note 3 — Loans

        Loans are summarized as follows (in thousands):

	December 31,
	2007	2006
Commercial and commercial real estate	$149,615	$145,610
Residential real estate	9,652	7,145
Consumer, installment and home equity	49,109	39,816

	$208,376	$192,571
Less
Allowance for loan losses	(3,201)	(2,170)
Net deferred costs (fees)	82	(3)

	$205,257	$190,398

        There were $3.0 million and $282 thousand in loans classified as non-performing (past due 90 days or more) as of December 31, 2007 and 2006, respectively.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 3 — Loans — (Continued)

        Individually impaired loans were as follows (in thousands):

		2007	2006
Year-end loans with no allocated allowance for loan losses		$ —	$ —
Year-end loans with allocated allowance for loan losses		3,036	282

Total		$3,036	$282

	2007	2006	2005
Average of individually impaired loans during year	$222	$ 109	$ 12
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—

        Nonperforming loans were as follows (in thousands):

	2007	2006
Loans past due over 90 days still on accrual	$ —	$202
Nonaccrual loans	3,036	282

        Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

        In the ordinary course of business, the Company grants loans to stockholders, officers, directors, and their affiliates. The aggregate amount of these loans outstanding at December 31, 2007 and 2006 was approximately $2.3 million and $2.9 million respectively. During 2007, new loans to such related parties amounted to approximately $586 thousand and repayments amounted to approximately $1.1 million.

        Changes in the allowance for loan losses, were as follows (in thousands):

	December 31,
	2007	2006	2005
Balance at beginning of year	$2,170	$2,029	$1,634
Chargeoffs	(1)	(2)	(13)
Recoveries	1	—	16
Reclassification related to unused commitments	—	(58)	—
Provision charged to operations	1,031	201	392

Balance at end of year	$3,201	$2,170	$2,029

Note 4 — Premises and Equipment

        Premises and equipment are as follows (in thousands):

	December 31,
	2007	2006
Land	$ 693	$ 693
Buildings and improvement	5,214	4,966
Furniture, fixtures and equipment	2,278	2,009
Leasehold improvements	984	992
Computer equipment and software	1,068	1,114

	10,237	9,774
Less accumulated depreciation and amortization	(3,894)	(3,479)

Total premises and equipment, net	$ 6,343	$ 6,295

        Depreciation charged to operations amounted to approximately $636 thousand, $534 thousand and $501 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 5 — Certificates of Deposit

        At December 31, 2007, a summary of the maturity of certificates of deposit is as follows (in thousands):

2008	$29,200
2009	1,199
2010	440
2011	187
2012	402

$31,428

        Deposits held at the Company by related parties, which include executive officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $14.4 million and $13.1 million at December 31, 2007 and 2006, respectively.

Note 6 — Borrowings

       a) Federal Home Loan Bank Borrowing

        As of December 31, 2007 and 2006, the Company had an approved borrowing capacity of approximately $71.4 million and $72.3 million, respectively, with the Federal Home Loan Bank of New York (FHLB), based on total assets and collateral available, collateralized by FHLB stock, investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 3.21% to 3.41% at December 31, 2007 with a maturity date of November 29, 2017. At December 31, 2007 and 2006, $3.0 million and $0, respectively, in borrowings were outstanding with the FHLB. The company had outstanding advances at December 31, 2007 as follows:

Maturity	Rate	Amount
November 29, 2017	3.21%	$1,500,000
November 29, 2017	3.41%	$1,500,000

Total		$3,000,000

       b) Credit Lines and Borrowings

        The Company has five lines of credit with financial institutions aggregating $21.5 million at December 31, 2007. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2007 and 2006, respectively.

Note 7 — Income Taxes

        Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

        The components of income taxes (benefit) are summarized as follows (in thousands):

	December 31,
	2007	2006	2005
Current Tax Expense:
Federal	$ 760	$1,131	$ 742
State	122	45	247

	882	1,176	989
Deferred Tax (Benefit):
Federal	(263)	(188)	(420)
State	(80)	188	(140)
	(343)	—	(560)

	$ 539	$1,176	$ 429

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 7 — Income Taxes — (Continued)

        The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

	December 31,
	2007	2006	2005
Federal income tax	$ 313	$1,147	$ 865
Add (deduct) effect of:
State income taxes net of federal income tax effect	40	154	146
Change in valuation reserve	—	—	(495)
Meals and entertainment	21	35	35
Increase in cash surrender value life insurance	(105)	(71)	—
Goodwill impairment	405	—	—
Tax-exempt income	(146)	(95)	(116)
Other	11	6	(6)

	$ 539	$1,176	$ 429

        The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$ 943	$528
Mark to market — loans	50	2
Non accrual loan income	15	6
Depreciation	24	142
Deferred compensation	16	—
Unrealized Loss — AFS	2	96
NOL carryover and other	4	31

Net deferred tax assets	$1,054	$805

        The valuation allowance for deferred taxes as of December 31, 2007 and 2006 was $0. The net change in the total valuation allowance for the year ended December 31, 2005 was a net decrease of $495,000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

        At December 31, 2007, the Bank has utilized all of its state income tax loss carryforwards and therefore has no remaining carryforwards. Under a temporary moratorium in effect in New Jersey, the Bank was only permitted to use half of these net-operating losses for state tax purposes in 2005. New Jersey taxable income in 2005 was reduced 50% by net operating loss carryforwards. In 2006 and 2007 the Bank was permitted to use all of these net-operating loss carryforwards for state tax purposes. Sullivan has state income tax loss carryfowards of $44,000 and state tax credit carryfowards of $2,900. The losses expire on 2014 and it is expected that Sullivan will realize the benefit of those losses. The tax credit carryforwards can be realized indefinitely.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 8 — Related Party Transactions

        A director of the Company is a member of the law firm, which represents the Company as general counsel. The Company paid fees to this law firm, relating to general corporate matters, of approximately $42,000, $43,000 and $76,000 during the years ended December 31, 2007, 2006 and 2005, respectively. This law firm had approximately $11,706,000 and $10,839,000 of deposits held with the Company as of December 31, 2007 and 2006, respectively. The law firm had outstanding loan balances of $0 and $397,000 at December 31, 2007 and 2006, respectively, in connection with one term loan made by the Bank in 2003.

        A director of the Company is an owner of a restaurant, which the Company uses for entertainment purposes. The Company paid this restaurant approximately $6,000, $12,000 and $3,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Note 9 — Net Income Per Share

        The Company’s calculation of net income per share is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
Net income	$ 382	$2,198	$2,115
Average number of shares outstanding	4,939	3,960	3,570

Basic earnings per share	$ 0.08	$ 0.56	$ 0.59

Diluted earnings per share:
Net income	$ 382	$2,198	$2,115
Average number of shares of common stock and
equivalents outstanding:
Average common shares outstanding	4,939	3,960	3,570
Additional shares considered in diluted computation
assuming:
Exercise of options and warrants	214	616	578

Average number of shares outstanding
On a diluted basis	5,153	4,576	4,148

Diluted earnings per share	$ 0.07	$ 0.48	$ 0.51

Note 10 — Stock Option Plans and Warrants

       Stock Options

        The Board of Directors of the Company adopted four stock option plans, for the members of the board of directors, executive officers, and certain employees of the Bank.

        The Company’s 1998 Combined Stock Option Plan (the Combined Plan) and Non-Qualified Stock Option Plan provides for the granting of options to acquire up to 402,029 shares of the Company’s common stock. The Company’s 2001 Combined Stock Option Plan (2001 Combined Plan) provides for the granting of 268,018 shares of the Company’s common stock. The Company’s 2007 Equity Incentive Plan (2007 Plan) provides for the granting of 125,000 shares of the Company’s common stock. Both incentive stock options (ISOs) and non-qualified options (NQOs) may be granted under the plans. The 2007 Plan also permits grants of shares of restricted stock. The shares of common stock that may be purchased pursuant to ISOs granted under the Combined Plan is limited to 201,014. The number of shares of common stock that may be purchased pursuant to NQOs granted under the Combined Plan is 100,507. Only key employees of the Company may receive ISOs under the Combined Plan and the 2001 Combined Plan. Only NQOs may be granted under the NQO Plan.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 10 — Stock Option Plans and Warrants — (Continued)

        Options granted pursuant to the Combined Plan, the NQO Plan, the 2001 Combined Stock Option Plan must be exercisable at a price greater than or equal to the par value of the Common Stock, but in no event may the option price be lower than (i) in the case of an ISO, the fair market value of the shares subject to the ISO on the date of grant, (ii) in the case of an NQO issued to a Director as compensation for serving as a Director or as a member of the advisory boards of the Bank, the fair market value of the shares subject to the NQO on the date of grant, and (iii) in the case of an NQO issued to a grantee as employment compensation, eighty-five percent (85%) of the fair market value of the shares subject to the NQO on the date of grant. In addition, no ISO may be granted to an employee who owns common stock possessing more than ten percent (10%) of the total combined voting power of the Bank’s common stock unless the price is at least 110% of the fair market value (on the date of grant) of the common stock. Options granted under the 2007 Plan must have an exercise price equal to at least 100% of the fair market value of the shares on the grant date.

        A summary of the status of the Company’s stock option plans as of December 31, 2007, and the change during the year ended is represented below:

	Number of shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2006	597,578	$7.79	3.5 years

Granted	15,350	12.72	9.5 years
Exercised	(73,592)	7.73	1.0 year
Forfeited	(6,554)	10.64	7.0 years

Outstanding at December 31, 2007	532,782	$7.91	2.8 years	$2,712

Vested and expected to vest	532,782	$7.91	2.8 years	$2,712
Exercisable at end of the year	516,330	7.75	2.6 years	$2,437

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

        At December 31, 2007, 2006 and 2005, the number of options exercisable was 516,330, 594,822 and 651,650, respectively, and the weighted-average price of those options was $7.75, $7.79 and $7.79, respectively.

        At December 31, 2007 and 2006, there were 117,434 and 4,830 additional shares available for grant under the Plans.

        Information related to the stock option plan during each year follows (in thousands):

	2007	2006	2005
Intrinsic value of options exercised	$ 330	$ 274	$ 30
Cash received from options exercised	569	429	54
Tax benefit realized from option exercises	107	106	—
Weighted average fair value of options granted	$3.27	$4.17	$3.86

        As of December 31, 2007 there was $41 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.4 years.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 10 — Stock Option Plans and Warrants — (Continued)

       Share Awards

        The 2007 Plan also provides for the issuance of shares to directors and officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date listed on the Nasdaq Global Market exchange. Shares have a vesting period of 4 years. There were 3,600 shares issued in 2007.

        A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	—	$ —
Granted	3,600	12.75
Vested	—
Forfeited	—

Nonvested at December 31, 2007	3,600	$12.75

        As of December 31, 2007 there was $39 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the year ended December 31, 2007 was $7 thousand.

        In November of 2002, the Company sold 1,104,000 units in a public offering. Each unit consisted of one share of common stock and one warrant to purchase 1.22 shares of common stock at a price per share of $7.93 (both as adjusted for subsequent stock dividends) at any time until November 30, 2006. As of December 31, 2006 all warrants had been exercised or forfeited.

        The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 50% of the amount of the salary reduction the employee elects to defer up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $101 thousand, $76 thousand and $51 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11 — Commitments

       a) Lease Commitments

        The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2016. Rental expense was approximately $600 thousand, $560 thousand and $528 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following is a schedule of minimum rental commitments under operating leases at December 31, 2007 (in thousands):

2008	$ 554
2009	535
2010	370
2011	207
2012	177
Thereafter	464

Total	$2,307

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 11 — Commitments — (Continued)

       b) Employment Agreements

        The Company has entered into employment agreements with two key executives. These agreements provide for terms through March 2009. Pursuant to these agreements, the named individuals will receive base salaries and certain increases as defined in these agreements.

       c) Supplemental Executive Retirement Plan

        During 2007 the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) for the Chief Executive Officer and the Chief Financial Officer. The benefit provided to them by the SERP is calculated at $48 thousand and $24 thousand, respectively, per year for fifteen years after retirement. The Company’s expense for the SERP for the period ending December 31, 2007 was $39 thousand.

       d) Commitment to Extend Credit

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

       e) Preferred Stock

        The Company’s certificate of incorporation authorizes it to issue up to 1,000,000 shares of preferred stock, in one or more series, with such designations and such relative voting, dividend and liquidation, conversion and other rights, preferences and limitations as shall be resolved by the Board of Directors. No shares of preferred stock have ever been issued.

       f) Litigation

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

        The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

	December 31,
	2007	2006
Commitments to extend credit and unused lines of credit	$97,399	$97,252
Letters of credit — standby and performance	1,228	1,490

Total	$98,627	$98,742

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 12 —	Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk — (Continued)

        Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case-basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had extensions of credit to related parties for approximately $2.5 million and $3.0 million at December 31, 2007 and 2006, respectively.

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

        The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2007 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated
Interest income	$ 17,941	$ 359	$ (433)	$ 17,867
Interest expense	7,142	433	(433)	7,142
Provision for loan losses	1,031	—	—	1,031
Non-interest income	997	1,473	(84)	2,386
Non-interest expense	9,123	2,659	(84)	11,698
Net Income	1,642	(1,260)	—	382
Total assets	$285,071	$ 5,985	$(5,586)	$285,470

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 13 — Reportable Segments — (Continued)

        The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2006 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated
Interest income	$ 15,910	$ 627	$ (755)	$ 15,782
Interest expense	6,054	755	(755)	6,054
Provision for loan losses	201	—	—	201
Non-interest income	870	2,083	(84)	2,869
Non-interest expense	8,286	1,996	(84)	10,198
Net Income	2,239	(41)	—	2,198
Total assets	$287,955	$9,178	$(7,705)	$289,428

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

Note 14 — Regulatory Matters

        The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2007, management believes the Bank met all capital adequacy requirements to which it is subject.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 14 — Regulatory Matters — (Continued)

        The Bank’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For capital Adequacy purposes		For classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007:
Total capital (to risk-weighted assets)	$31,335	12.72%	$19,708	≥8.00%	$24,636	≥10.00%
Tier I capital (to risk-weighted assets)	28,254	11.47%	9,854	≥4.00%	14,781	≥ 6.00%
Tier I capital (to average assets)	28,254	9.84%	11,488	≥4.00%	14,360	≥ 5.00%

December 31, 2006:
Total capital (to risk-weighted assets)	$24,365	10.31%	$18,908	≥8.00%	$23,634	≥10.00%
Tier I capital (to risk-weighted assets)	22,195	9.39%	9,454	≥4.00%	14,181	≥ 6.00%
Tier I capital (to average assets)	22,195	8.24%	10,780	≥4.00%	13,475	≥ 5.00%

        As of December 31, 2007 and 2006, the Bank’s ratio of equity capital to total assets was 9.91% and 8.02%, respectively.

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

        Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial institutions. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2007 and 2006 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $17.9 million and $28.6 million approximates fair value at December 31, 2007 and 2006, respectively.

        The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. The recorded value of loans held for sale is approximately $3.1 million and $5.0 million at December 31, 2007 and 2006, respectively, and approximates their fair value.

        The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	2007		2006
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Investment securities — held to maturity	$ 13,646	$ 13,531	$ 10,485	$ 10,552
Investment securities — available for sale	$ 27,954	$ 27,954	$ 38,914	$ 38,914
Loans held for sale	$ 3,063	$ 3,126	$ 5,003	$ 5,087
Loans, net of deferred fees	$208,458	$208,260	$192,568	$191,750

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 15 — Fair Value of Financial Instruments — (Continued)

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

	2007		2006
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Time deposits	$31,428	$31,417	$35,616	$35,415

        The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	2007		2006
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
Federal Home Loan Bank Borrowings	$3,000	$3,000	$0	$0

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

Note 16 — Parent Company Only

        The following information on the parent only financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Financial Condition

	2007	2006
Assets:
Cash and due from subsidiaries	$ 8,150	$14,591
Investment in subsidiaries	28,258	23,199
Other assets	213	106

Total assets	$36,621	$37,896

Liabilities:
Other liabilities	$ —	$ —

Stockholders’ equity:
Common stock	37,513	36,916
Other comprehensive income (loss), net of taxes	4	(186)
(Accumulated deficit) retained earnings	(896)	1,166

Total stockholders’ equity	36,621	37,896

Total liabilities and stockholders’ equity	$36,621	$37,896

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 16 — Parent Company Only — (Continued)

        The following information on the parent only operating statements and cash flows as of December 31, 2007, 2006 and 2005 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Operations

	2007	2006	2005
Equity in undistributed income of subsidiaries	$421	$2,221	$2,125

Other expenses	39	23	10

Net income	$382	$2,198	$2,115

Statements of Cash Flows

Cash flows from operating activities:
Net income	$ 382	$ 2,198	$ 2,115
Equity in undistributed income of the subsidiaries	(421)	(2,221)	(2,125)
Increase in other assets	(108)	(106)	—
Stock-based compensation	11	—	—
Decrease in other liabilities	—	—	—

Net cash used in operating activities	(136)	(129)	(10)

Cash flows from investing activities:
Equity investment in bank	(4,447)	—	—

Net cash used in investment activities	(4,447)	—	—

Cash flows from financing activities:
Proceeds from exercise of options and warrants	676	10,685	509
Common stock repurchase	(1,811)	—	—
Cash dividend paid	(723)	(413)	(126)

Net cash provided by financing activities	(1,858)	10,272	383

Net change in cash for the period	(6,441)	10,143	373
Net cash at beginning of year	14,591	4,448	4,075

Net cash at end of year	$ 8,150	$14,591	$ 4,448

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007 and 2006

Note 17 — Quarterly Financial Data (unaudited)

Selected Consolidated Quarterly Financial Data

2007 Quarter Ended, (In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$4,380	$4,485	$4,650	$ 4,352
Total interest expense	1,836	1,874	1,924	1,508

Net interest income	2,544	2,611	2,726	2,844
Provision for loan losses	—	—	45	986

Net interest income after provision for loan loss	2,544	2,611	2,681	1,858
Other income	598	674	566	548
Other expenses	2,383	2,518	2,547	3,711

Income (loss) before income taxes	759	767	700	(1,305)
Income tax expense (benefit)	239	231	196	(127)

Net income (loss)	$ 520	$ 536	$ 504	$(1,178)

(1)Net income (loss) — Basic	$ 0.10	$ 0.11	$ 0.10	$ (0.23)

(1)Net income (loss) — Diluted	$ 0.10	$ 0.10	$ 0.10	$ (0.23)

2006 Quarter Ended, (In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,551	$3,828	$4,126	$4,277
Total interest expense	1,226	1,388	1,689	1,751

Net interest income	2,325	2,440	2,437	2,526
Provision for loan losses	76	50	75	—

Net interest income after provision for loan loss	2,249	2,390	2,362	2,526
Other income	656	528	841	844
Other expenses	2,160	2,178	2,334	2,350

Income before income taxes	745	740	869	1,020
Income tax expense	270	255	296	355

Net income	$ 475	$ 485	$ 573	$ 665

(1)Net income — Basic	$ 0.13	$ 0.13	$ 0.15	$ 0.15

(1)Net income — Diluted	$ 0.11	$ 0.10	$ 0.13	$ 0.14

(1)	The earnings per share quoted above have been adjusted to reflect the 5% stock dividend declared in April 2006 and paid in May 2006 and stock dividend declared in April 2007 and paid in May 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 21, 2008.

SOMERSET HILLS BANCORP

By:	/s/ Stewart E. McClure, Jr.

Stewart E. McClure, Jr. President, Chief Executive Officer and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 21, 2008.

Signature	Title
/s/ Stewart E. McClure, Jr. Stewart E. McClure, Jr.	President, Chief Executive Officer, and Chief Operating Officer

/s/ Gerard Riker Gerard Riker	Executive Vice President and Chief Financial Officer

/s/ Edward B. Deutsch Edward B. Deutsch	Chairman

/s/ Cornelius E. Golding Cornelius E. Golding	Director

/s/ Desmond V. Lloyd Desmond V. Lloyd	Director

/s/ Paul F. Lozier Paul F. Lozier	Director

/s/ Thomas J. Marino Thomas J. Marino	Director

/s/ Gerald B. O’Connor Gerald B. O’Connor	Director

/s/ M. Gerald Sedam, II M. Gerald Sedam, II	Director

