Form 10-Q
period 2008-03-31
SOMERSET HILLS BANCORP
filed 2008-05-14
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes __ No X

As of May 5, 2008 there were 4,953,252 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

INDEX

Part I - Financial Information		Page(s)

Item I.	Financial Statements
	Consolidated Balance Sheets
	As of March 31, 2008 and December 31, 2007 (Unaudited)	3

	Consolidated Statements of Income for the Three
	months ended March 31, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Stockholders’ Equity
	For the three months ended March 31, 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three months
	Ended March 31, 2008 and 2007 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	11-16

Item 3.	Quantitiative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Certifications		20-23

Exhibit 32		24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2008	December 31, 2007

Cash and due from banks	$7,663	$12,009
Interest bearing deposits at other banks	1,517	60
Federal funds sold	21,500	5,800

Total cash and cash equivalents	30,680	17,869

Loans held for sale	3,048	3,063
Investment securities held to maturity (Approximate market
value of $11,964 in 2008 and $13,531 in 2007)	12,057	13,646
Investment securities available-for-sale	24,400	27,954

Loans receivable	204,289	208,376
Less: allowance for Loan Losses	(3,126)	(3,201)
Deferred costs	113	82

Net loans receivable	201,276	205,257

Premises and equipment, net	6,226	6,343
Bank owned life insurance	8,198	8,111
Accrued interest receivable	1,206	1,435
Deferred tax asset	729	723
Other assets	1,113	1,069

Total assets	$288,933	$285,470

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$51,165	$53,783
Interest bearing deposits-NOW,
money market and savings	154,636	159,462
Certificates of deposit, under $100,000	18,749	19,170
Certificates of deposit, $100,000 and over	14,653	12,258

Total deposits	239,203	244,673

Federal Home Loan Bank advances	11,000	3,000
Accrued interest payable	521	523
Taxes payable	123	-
Other liabilities	825	653

Total Liabilities	251,672	248,849

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	-	-
Common Stock-authorized 9,000,000 Shares
of no par value; issued and outstanding,
5,200,915 shares in 2008 and 5,176,586 in 2007	37,692	37,513
Accumulated deficit	(685)	(896)
Accumulated other comprehensive income	254	4

Total stockholders' equity	37,261	36,621

Total liabilities and stockholders' equity	$288,933	$285,470

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31

	2008	2007
INTEREST INCOME
Loans, including fees	$3,437	$3,545
Investment securities	472	677
Federal funds sold	36	144
Interest bearing deposits with other banks	6	14

Total interest income	3,951	4,380

INTEREST EXPENSE
Deposits	1,199	1,834
Federal Home Loan Bank advances	90	2

Total interest expense	1,289	1,836

Net interest income	2,662	2,544

Provision for loan losses	70	-

Net interest income after provision for loan losses	2,592	2,544

NON-INTEREST INCOME
Service fees on deposit accounts	66	79
Gains on sales of mortgage loans, net	257	415
Other income	142	104

Total non-interest income	465	598

NON-INTEREST EXPENSE
Salaries and employee benefits	1,305	1,260
Occupancy expense	484	454
Advertising and business promotion	60	112
Stationery and supplies	43	66
Data Processing	139	135
Other operating expense	406	356

Total Non-Interest Expense	2,437	2,383

Income before provision for taxes	620	759

Provision for income taxes	176	239

Net income	$444	$520

Per share data
Net income basic	$0.09	$0.10

Net income diluted	$0.08	$0.09

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(In thousands except share data)
(Unaudited)

			Accumulated Other Comprehensive Income
					Total Stockholders’ Equity
	Common Stock	Accumulated Deficit		Comprehensive Income

Balance January 1, 2008	$37,513	$(896)	$4	$-	$36,621

Exercise of common stock options	269	-	-	-	269
Stock based compensation	6	-	-	-	6
Common stock repurchased	(96)	-	-	-	(96)
Net income for the period	-	444	-	444	444
Cash dividend paid	-	(199)	-	-	(199)
Adoption of EITF 06-4	-	(34)	-	-	(34)
Other comprehensive income, net of taxes	-	-	250	250	250

Total comprehensive income				$694

Balance March 31, 2008	$37,692	$(685)	$254		$37,261

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2008	2007
OPERATING ACTIVITIES:
Net income	$444	$520
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	151	161
Provision for loan losses	70	-
Stock-based compensation	6	-
Mortgage loans originated for sale	(52,799)	(65,382)
Proceeds from mortgage loan sales	53,071	64,841
Gain on sale of mortgage loans	(257)	(415)
Decrease (increase) in accrued interest receivable	229	(26)
Increase in bank owned life insurance	(87)	(50)
Increase in other assets	(44)	(226)
Decrease (increase) in deferred taxes	(6)	21
(Decrease) increase in accrued interest payable	(2)	102
Increase in other liabilities	131	18

Net cash provided by (used in) operating activities	907	(436)

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	-	(3,240)
Purchases of investment securities available-for-sale	(3,409)	(5,193)
Maturity and payments of investment securities available-for-sale	7,340	5,451
Maturity and payments of investment securities held to maturity	1,589	519
Net decrease in loans receivable	3,911	1,956
Purchases of premises and equipment	(31)	(277)

Net cash provided by (used in) investing activities	9,400	(784)

FINANCING ACTIVITIES:
Net decrease in demand deposit and savings accounts	(7,444)	(33)
Net increase in certificates of deposit	1,974	4,954
Net increase in Federal Home Loan Bank advances	8,000	-
Net proceeds from sale of common stock, options and warrants	269	8
Purchase of common stock	(96)	-
Cash dividends paid	(199)	(144)

Net cash provided by financing activities	2,504	4,785

Net increase in cash and cash equivalents	12,811	3,565
Cash and cash equivalents at beginning of period	17,869	28,562

Cash and cash equivalents at end of period	$30,680	$32,127

Supplemental information:
Cash paid during the year for:
Interest	$1,291	$1,733
Income taxes	$222	$100

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

     Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2008, the Bank operates six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Morristown, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Three Months Ended, March 31, 2008			Three Months Ended, March 31, 2007
			Per Share Amount			Per Share Amount
	Income (Numerator)	Shares (Denominator)		Income (Numerator)	Shares (Denominator)

Basic earnings per share:
Net income applicable to common
Stockholders	$444	5,192	$0.09	$520	5,248	$0.10

Effect of dilutive securities:
Options/warrants	-	183		-	280

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$444	5,375	$0.08	$520	5,528	$0.09

Share data has been adjusted to reflect a 5% stock distribution declared on April 30, 2008 and payable on May 30, 2008.

c) Comprehensive Income

     Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income for the Company consists of unrealized holding gains or losses on available-for-sale securities, net of related income taxes, which are also recognized as a separate component of stockholders’ equity.

The components of other comprehensive income and the related tax effects are as follows:

	2008	2007

Unrealized holding gains on available-for-sale securities:
Net unrealized holding gains arising during period	$ 379	$ 63
Reclassification adjustment for gains included in net income	-	-

Net unrealized gains on available-for-sale securities	379	63
Tax effect	129	21

Other comprehensive income	$ 250	$ 42

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

The following table summarizes stock option activity.

		Weighted average exercise price
	Number of Shares

Outstanding at December 31, 2007	559,421	$7.42

Granted	-	-
Exercised	(32,912)	7.49
Forfeited	(944)	11.41

Outstanding at March 31, 2008	525,565	$7.52

Exercisable as of March 31, 2008	509,065	$7.37

Share data has been adjusted to reflect a 5% stock distribution declared on April 30, 2008 and payable on May 30, 2008.

     Proceeds received from the exercise of stock options were approximately $269 thousand and $8 thousand for the first quarter of 2008 and 2007, respectively. Total stock-based compensation expense was $6 thousand and $0 for the first quarter of 2008 and 2007, respectively. There were no options were granted during the first quarter of 2008 and 2007.

Stock Compensation:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved under the Plan for grants as options or shares of restricted stock. As of March 31, 2008, no grants of restricted stock were vested.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. For the three month period ended March 31 2008, the Company recognized $3 thousand of compensation expense related to the shares awarded. As of March 31, 2008 there was approximately $36 thousand of unrecognized compensation costs related to nonvested restricted stock plan shares. These costs are expected to be recognized over a period of four years. The fair value of nonvested stock awards at March 31, 2008 was $46 thousand.

A summary of the status of the Company’s nonvested plan shares as of March 31, 2008 and changes during the quarter ended is as follows:

For the Three Months Ended March 31, 2008		Weighted Average Grant Date Share Value
	Shares
Nonvested at beginning of period	3,780	$12.14
Granted	-	-
Vested	-	-

Nonvested at end of period	3,780	$12.14

e) Supplemental Executive Retirement Plan

During 2007 the Company entered into a non-qualified Supplemental Executive Retirement Plans (“SERP’s”) with each of the Chief Executive Officer and the Chief Financial Officer. The benefit provided to them by the SERP’s is calculated at $48 thousand and $24 thousand, respectively, per year for fifteen years after retirement. The Company’s expense for the SERP’s for the period ending March 31, 2008 was $22 thousand.

e) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted FAS 157 and the impact of the adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 had an impact on accumulated deficit of $34 thousand for the period ended March 31, 2008.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2008 (in thousands)

	The Bank and	Sullivan Financial	Eliminating
	The Bancorp	Services, Inc.	entries	Consolidated

Interest income	$3,934	$67	$(50)	$3,951
Interest expense	1,289	50	(50)	1,289
Provision for loan losses	70	-	-	70
Non-interest income	231	257	(23)	465
Non-interest expense	2,328	308	(23)	2,613
Net income (loss)	478	(34)	-	444

Total assets	$288,530	$5,981	$(5,578)	$288,933

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2007 (in thousands)

	The Bank and	Sullivan Financial	Eliminating
	The Bancorp	Services, Inc.	Entries	Consolidated

Interest income	$4,403	$87	$(110)	$4,380
Interest expense	1,836	110	(110)	1,836
Provision for loan losses	-	-	-	-
Non-interest income	206	415	(23)	598
Non-interest expense	2,222	423	(23)	2,622
Net income (loss)	551	(31)	-	520

Total assets	$293,756	$10,889	$(9,750)	$294,895

3. Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements at March 31, 2008 Using

Quoted Prices in Active Markets for Identical Assets (Level 1)
			Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2008

Assets:
Available for sale securities	$ 24,400	$ -	$ 24,400	$ -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2008 Using

		Quoted Prices in Active Markets for Identical Assets (Level 1)
			Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2008

Assets:
Impaired loans	$2,614	$ -	$ -	$2,614

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.6 million, with a valuation allowance of $914 thousand. Specific reserves for impaired loans increased by $101 thousand during the period, but were off set by other changes in the portfolio resulting in a net provision of $70 thousand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended March 31, 2008 and March 31, 2007

CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2007 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 13 and 15 of this Form 10-Q for the provision and allowance for loan losses.

OVERVIEW

     For the three months ended March 31, 2008, the Company realized a $76 thousand decrease in net income. For the three months ended March 31, 2008, net income was $444 thousand or $0.09 basic and $0.08 diluted earnings per share compared to $520 thousand or $0.10 basic and $0.09 diluted earnings per share for the same period in 2007.

     The results reflect a substantial decrease in interest income due primarily to the decrease in the average balance of the investment portfolio and a decrease in loan yield coupled with a decrease in non interest income. These items were partially off-set by a decrease in interest expense. We also recognized an increase in provision for loan losses.

     At March 31, 2008, total assets were $288.9 million, an increase of $3.4 million from total assets of $285.5 million at year end 2007. The increase reflects an increase in federal funds sold of $15.7 million and an increase of $1.5 million in interest bearing deposits. These increases were partially off-set by decreases of $4.1 million in loans receivable, a decrease of $4.3 million in cash and due from banks, a decrease of $3.6 million in investment securities available for sale and a decrease of $1.6 million in investment securities held to maturity. Funding the increase in assets, total borrowings increased by $8.0 million.

     The results for the first quarter of 2008 reflect the continuing soft economy in the Company’s trade area. The Company has experienced significant competition for credit worthy borrowers, as credit demand among customers has declined. In addition, competition for cost effective deposits continues to be strong. Management has continued to focus on retaining and growing customer relationships, cross selling and managing the Company’s expense base. As a result of the Company’s focus on managing expenses, and in light of enhanced technologies that permit customers to bank remotely, the Company does not expect to continue to expand its branch network for the foreseeable future, absent a special opportunity arising to acquire a branch location, and a cost effective price, which will enhance the Company’s franchise value.

RESULTS OF OPERATIONS

     Interest Income. Total interest income decreased $429 thousand, or 9.1% to $4.0 million for the quarter ended March 31, 2008 from $4.4 million for the same period in 2007. The decrease reflects both rate and volume factors. There was a decrease of $9.6 million in average first quarter interest earning assets, from $263.4 million in 2007 to $253.8 million in 2008. There was a 48 basis point decrease in average rate earned from 6.74% during the first quarter of 2007 to 6.26% in the first quarter of 2008. The decrease in rates had the greatest effect on due from banks and federal funds sold, reflecting continuing interest rate cuts with the Federal Reserve. The average rate earned on due from banks decreased by 228 basis points to 2.98% in the first quarter of 2008 from 5.26% during the first quarter of 2007. The rate earned on federal funds sold decreased 254 basis points to 2.70% in the first quarter of 2008 from 5.24% during the first quarter of 2007. The average rate earned on investment securities decreased 13 basis points to 4.97% for the first quarter of 2008 from 5.10% in the first quarter of 2007. The average rate earned on loans held for sale increased 6 basis points to 6.53% for the first quarter of 2008 from 6.47% for the first quarter of 2007. The average rate earned on loans decreased by 71 basis points for the first quarter of 2008 to 6.60%, from 7.31% for the first quarter of 2007. The decrease in rates earned reflects the current market trend of lower interest rates. The decrease in rates were coupled by decreases in volume as the average investment securities balance decreased 29.1% from $53.9 million to $38.2 million from the first quarter 2007 to first quarter 2008. The average balance of federal funds sold decreased by $5.8 million, or 52.3%, to $5.3 million in the first quarter of 2008 from $11.1 million in the first quarter of 2007. The average balance of loans increased $13.4 million, or 7.0%, to $205.3 million during the first quarter of 2008 compared to $191.9 million during the first quarter of 2007.

     Interest Expense. The Company's interest expense for the first quarter of 2008 decreased $547 thousand, or 27.8% to $1.3 million from $1.8 million in the first quarter of 2007. This decrease was the result of a decrease in the average balance of interest bearing liabilities of $10.8 million, or 5.3% to $191.7 million during the first quarter of 2008 from $202.5 million in the same period of 2007. The average cost of funds decreased 98 basis points to 2.70% for the first quarter of 2008 from 3.68% in the first quarter of 2007. Interest expense on interest bearing demand deposits decreased

$479 thousand or 38.4% to $769 thousand in the first quarter of 2008 from $1.2 million in the first quarter in 2007. Interest expense on money market deposits decreased $27 thousand or 23.7% while interest expense on Federal Home Loan Bank advances increased $88 thousand reflecting a substantial increase in borrowings. During the first quarter of 2008, management elected to use Federal Home Loan Bank advances as a cost efficient alternative to deposits as a funding source for the Company’s interest earning assets. Interest expense on time deposits decreased $125 thousand or 27.4% in the first quarter of 2008 compared to the same period in 2007 as the average rate decreased to 4.15% in the current period from 4.69% in the first quarter of 2007 and the average volume of time deposits declined by $7.3 million to $32.2 million for the quarter ended March 31, 2008 compared to $39.5 million in the prior year’s first quarter. The decline in rates reflects the repricing of the time deposit portfolio to lower rates as time deposits originated during prior promotions matured. NOW deposit average balances have decreased $13.5 million, or 9.6%, from $141.0 million during the first quarter of 2007 to $127.5 million in the first quarter of 2008. The interest expense on NOW deposits decreased $479 thousand from the first quarter of 2007, while the average interest rate paid decreased 116 basis points from 3.59% to 2.43% during the same period. Average money market deposits reflect an increase of $132 thousand, or 0.8%, in average balances while the average rate paid decreased 68 basis points from 2.75% in the first quarter of 2007 to 2.07% in the first quarter of 2008. Average borrowed funds increased $10.6 million in the first quarter of 2008 to $10.7 million from $129 thousand in the first quarter of 2007. The interest expense on savings deposits decreased $3 thousand from the first quarter of 2007 to the first quarter of 2008 while the average interest rate paid decreased 15 basis points to 1.00% during the first quarter of 2008 from 1.15% in the first quarter of 2007. The average balance decreased $672 thousand to $4.4 million from $5.1 million during the same period. The decline in rate on both savings deposits and money market deposits reflects the current market conditions of lower interest rates.

     The following table presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 2008 and 2007. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended March 31,

	2008			2007
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets			(Dollars in Thousands)

Cash and due from banks	$821	$6	2.98%	$1,062	$14	5.26%
Loans	205,349	3,370	6.60%	191,902	3,458	7.31%
Loans held for sale	4,132	67	6.53%	5,472	87	6.47%
Investment securities (1)	38,199	472	4.97%	53,867	677	5.10%
Fed funds sold	5,288	36	2.70%	11,122	144	5.24%

Total interest earning assets	$253,789	$3,951	6.26%	$263,425	$4,380	6.74%

Non-interest earning assets	25,260			24,557
Allowance for loan losses	(3,208)			(2,170)

Total Assets	$275,841			$285,812

Liabilities and Equity

Interest bearing demand deposits	$127,471	$769	2.43%	$140,999	$1,248	3.59%
Savings	4,396	11	1.00%	5,068	14	1.15%
Money Market	16,949	87	2.07%	16,817	114	2.75%
Certificates of deposits	32,199	332	4.15%	39,526	458	4.69%
FHLB advances/ other borrowings	10,692	90	3.38%	129	2	5.44%

Total interest bearing liabilities	191,707	1,289	2.70%	202,539	1,836	3.68%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	46,108			43,723
Other liabilities	970			1,484

Total Liabilities	238,785			247,746
Stockholders' Equity	37,056			38,066

Total Liabilities and Stockholders' Equity	$275,841			$285,812

Net Interest Income		$2,662			$2,544

Net Interest Spread			3.56%			3.06%
Net Interest Margin			4.22%			3.92%

(1) Includes FHLB stock

Net-Interest Income. The net interest income for the first quarter of 2008 increased $118 thousand over the same period last year. This increase was the result of the Company’s ability to decrease rates on interest bearing liabilities at a faster rate than the decline in interest rates on earning assets. The net interest spread increased by 50 basis points to 3.56% and the net yield on interest-earning assets decreased 48 basis points to 6.26% . The cost of interest bearing liabilities decreased 98 basis points to 2.70% in the first quarter of 2008 compared to the same period last year.

Provision for Loan Losses. For the three months ended March 31, 2008 the provision for loan losses was $70 thousand compared to no provision for the quarter ended March 31, 2007. The provision for loan losses reflects management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimated. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

     Non-Interest Income. Non-interest income decreased by 22.2% or $133 thousand in the first quarter of 2008 to $465 thousand from $598 thousand in the first quarter of 2007. The decrease in non-interest income in the first quarter of 2008 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $158 thousand, or 38.1% to $257 thousand in the first quarter of 2008 compared to $415 thousand in the first quarter of 2007. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $12.6 million to $52.8 million in the first quarter of 2008 compared to $65.4 million in the first quarter of 2007. Other components of non-interest income include fees on deposit accounts, which decreased $13 thousand or 16.5% to $66 thousand in the first quarter of 2008 from $79 thousand in the first quarter of 2007. Other income increased $38 thousand, to $142 thousand in the first quarter of 2008 compared to $104 thousand in the first quarter of 2007.

     Non-Interest Expense. For the quarter ended March 31, 2008, non-interest expense increased $54 thousand, or 203% from the same period last year. The increase in non-interest expense in the first quarter 2008 was attributable to an increase of $45 thousand in salaries and benefits, $30 thousand in occupancy expense, $50 thousand in other operating expense and $4 thousand in data processing for the comparable period. These increases were offset by a decrease of $52 thousand in advertising and business promotion expense and $23 thousand in stationery and supplies, reflecting management’s continued emphasis on expense control.

     Income Taxes. Income tax expense decreased $63 thousand to $176 thousand for the three months ended March 31, 2008 as compared to $239 for the same period in 2007. The decrease is a result of the Company’s lower income for the quarter ended March 31, 2008 and the Company taking full advantage of its tax planning strategies.

FINANCIAL CONDITION

March 31, 2008 as compared to December 31, 2007

     Total assets increased $3.4 million at March 31, 2008 to $288.9 million from total assets of $285.5 million at December 31, 2007. Increases in total assets include increases of $15.7 million in federal funds sold and $1.5 million in interest bearing deposits. These increases were partially offset by decreases of $4.3 million in cash and due from banks, $4.1 million in loans receivable, $3.6 million in investment securities available for sale and $1.6 million in investment securities held to maturity. Total deposits decreased $5.5 million from $244.7 million at year-end 2007 to $239.2 million on March 31, 2008. The decline in most asset categories reflects the continued soft economy in our trade area, as credit demand from our customers has weakened and competition for credit worthy borrowers and cost effective deposits continue to remain strong. During the fourth quarter of 2007 and the first quarter of 2008, the Company made a strategic asset liability decision to utilize borrowings as a cost efficient source of funding. Excess proceeds were invested in federal funds sold pending an increase in loan demand.

     Total loans at March 31, 2008 decreased $4.1 million to $204.3 million from $208.4 million at year-end 2007. The changes in and composition of the loan portfolio, by category, as of March 31, 2008 from December 31, 2007 is as follows: Commercial loans decreased by $3.3 million or 4.9% to $64.4 million, consumer and installment loans decreased $48 thousand or 3.8%, home equity loans decreased by $2.5 million, or 5.2% to $45.3 million and commercial real estate loans increased by $1.1 million, or 1.3%, to $82.9 million. Residential mortgage loans increased $747 thousand, or 7.2% to $10.4 million since year end. During the first quarter, the Company funded $30.9 million in new loan originations, while it received $35.0 million in scheduled repayments and pre-payments.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
		(Dollars In Thousands)
Commercial and industrial	$64,420	31.5%	$67,767	32.5%
Commercial real estate properties	82,926	40.6%	81,848	39.3%
Residential properties (1-4 Family)	10,399	5.1%	9,652	4.6%
Consumer and installment	1,199	0.6%	1,247	0.6%
Home equity	45,345	22.2%	47,862	23.0%

Gross loans	204,289	100.0%	208,376	100.0%

Less: Net deferred costs	113		82

Total loans	204,402		208,458
Less: Allowance for loan losses	3,126		3,201

Net Loans	$201,276		$205,257

     Federal funds sold increased by $15.7 million to $21.5 million at March 31, 2008 from $5.8 million at December 31, 2007. During the first quarter of 2008, investment securities held to maturity and available for sale were called or matured and the proceeds were reinvested into federal funds sold. In addition, borrowings in excess of current funding needs were invested in federal funds sold.

     Securities available for sale decreased $3.6 million, or 12.9%, from $28.0 million at year-end 2007 to $24.4 million at March 31, 2008. Securities held to maturity decreased $1.6 million, or 11.8%, from $13.6 million at December 31, 2007 to $12.0 million at March 31, 2008. The Company purchased $3.4 million in new securities in the first three months of 2008 and $8.9 million in securities matured, were called or were prepaid. There were $254 thousand in recorded unrealized gains in the available for sale portfolio at March 31, 2008 and $4 thousand in net amortization expenses during the first three months of 2008.

     Total deposits decreased $5.5 million, or 2.2%, to $239.2 million during the first three months of 2008 from $244.7 million for the year ended December 31, 2007. NOW deposits decreased by $2.1 million, savings deposits decreased by $467 thousand, money market deposits decreased $2.2 million and demand deposits decreased by $2.6 million. Time deposits increased $2.0 million. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

ASSET QUALITY

     At March 31, 2008 non-performing loans decreased by $277 thousand from $3.0 million at December 31, 2007 to $2.8 million at March 31, 2008. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	March 31, 2008	December 31, 2007
	(dollars in thousands)

Non-accrual loans	$ 2,759	$ 3,036
Non-accrual loans to total loans	1.35%	1.46%
Non-performing assets to total assets	0.95%	1.06%
Allowance for loan losses
as a % of non-performing loans	113%	105%
Allowance for loan losses to total loans	1.53%	1.54%

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $2.8 million in non-performing loans at March 31, 2008 compared to $3.0 million at December 31, 2007.

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

     At March 31, 2008, the allowance for loan losses decreased $75 thousand to $3.1 million compared to $3.2 million at year-end 2007. There were $147 thousand in charge offs and $3 thousand in recoveries reported in the first three months of 2008. The allowance for loan losses as a percentage of total loans was 1.53% at March 31, 2008 compared to 1.54% at December 31, 2007.

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

At March 31 2008, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

		Interest Rate Sensitivity Gap
		March 31, 2008 (in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years
					TOTAL

Investment securities	$4,333	$4,772	$10,150	$17,202	$36,457
Loans held for sale	3,048	-	-	-	3,048
Loans	67,099	24,613	77,201	35,376	204,289
Federal funds sold	21,500	-	-	-	21,500
Interest bearing deposits at other banks	1,517	-	-	-	1,517

Total interest earning assets	97,497	29,385	87,351	52,578	266,811
Non-interest earning assets	-	-	-	-	22,122

Total assets	-	-	-	-	$288,933

Interest bearing transactions deposits	$154,636	$ -	$ -	$ -	$154,636
Certificates of deposit	12,302	17,874	3,226	-	33,402
Federal Home Loan Bank advances	-	-	-	11,000	11,000

Total interest bearing liabilities	166,938	17,874	3,226	11,000	199,038
Non-interest bearing liabilities	-	-	-	-	52,634

Total liabilities	-	-	-	-	251,672

Stockholders’ equity	-	-	-	-	37,261

Total liabilities and stockholders’ equity	-	-	-	-	$288,933

Interest sensitivity gap per period	$(69,441)	$ 11,511	$84,125	$41,578	$67,773
Cumulative interest sensitivity gap	$(69,441)	$(57,930)	$26,195	$67,773	$67,773

Cumulative gap as a percentage of total interest earning assets	(26.0)%	(21.7)%	9.8%	25.4%	25.4%

Cumulative interest earning assets as a percentage of cumulative
interest bearing liabilities	58.4%	68.7%	113.9%	134.1%	134.1%

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

     At March 31, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At March 31, 2008, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $55.1 million, which represents 19.1% of total assets and 22.0% of total deposits and borrowings.

     It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $72.2 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at March 31, 2008). At March 31, 2008 outstanding commitments to extend credit were $96.0 million and available line of credit balances totaled $21.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders' equity increased to $37.3 million at March 31, 2008. Activity in stockholders’ equity consisted of a decrease in accumulated deficit of $211 thousand which represents net income of $444 thousand earned during the first three months of 2008 offset by a cash dividend payment of $199 thousand and a $34 thousand adjustment for the adoption of EITF 06-4. Accumulated comprehensive income increased by $250 thousand resulting from a net change in unrealized gain on securities available for sale. Common stock also increased by $179 thousand from the exercise of stock options of $269 thousand offset by the repurchase of common stock of $96 thousand during the first three months of 2008.

     At March 31, 2008 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2008, for the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$28,675	10.40%	$11,034	4%
Tier 1-Risk Based	$28,675	11.61%	$9,878	4%
Total Risk-Based	$31,762	12.86%	$19,756	8%

ITEM 3- QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 (T) – CONTROLS AND PROCEDURES

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

				Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
		Total Number of Shares Purchased	Average Price Paid per Share
Period

January 1 – January 31		-	-	-	356,033
February 1 – February 29		7,175	11.88	7,175	348,858
March 1 – March 31		1,000	10.25	1,000	347,858

	Total	8,175	$ 11.66	8,175	347,858

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

SOMERSET HILLS BANCORP

Date: May 7, 2008	By:/s/ Gerard Riker GERARD RIKER Executive Vice President and Chief Financial Officer