Form 10-Q
period 2008-06-30
SOMERSET HILLS BANCORP
filed 2008-08-13
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __   No  X

As of August 7, 2008 there were 5,134,810 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

INDEX

Part I - Financial Information		Page(s)
Item I.	Financial Statements
	Consolidated Balance Sheets
	As of June 30, 2008 and December 31, 2007(Unaudited)	3
	Consolidated Statements of Income for the Three and
	Six months ended June 30, 2008 and 2007 (Unaudited)	4
	Consolidated Statement of Changes in Stockholders’ Equity
	for the six months ended June 30, 2008 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Six months
	ended June 30, 2008 and 2007 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7-11
Item 2.	Management's Discussion and Analysis of	12-19
	Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

Part II - Other Information
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22
Certifications		23-24
Exhibit 32		25

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	June 30, 2008	December 31, 2007

Cash and due from banks	$12,463	$12,009
Interest bearing deposits at other banks	236	60
Federal Funds Sold	4,100	5,800

Total cash and cash equivalents	16,799	17,869

Loans held for sale	4,419	3,063
Investment securities held to maturity (Approximate market
value of $11,736 in 2008 and $13,531 in 2007)	12,056	13,646
Investment securities available-for-sale	25,949	27,954

Loans receivable	209,071	208,376
Less: allowance for Loan Losses	(3,041)	(3,201)
Deferred costs	133	82

Net loans receivable	206,163	205,257

Premises and equipment, net	6,253	6,343
Bank owned life insurance	8,284	8,111
Accrued interest receivable	1,203	1,435
Deferred tax asset	824	723
Other real estate owned	260	-
Other assets	1,307	1,069

Total assets	$283,517	$285,470

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$48,712	$53,783
Interest bearing deposits-NOW,
money market and savings	153,695	159,462
Certificates of deposit, under $100,000	18,268	19,170
Certificates of deposit, $100,000 and over	14,060	12,258

Total deposits	234,735	244,673

Federal Home Loan Bank Advances	11,000	3,000
Accrued interest payable	429	523
Taxes payable	163	-
Other liabilities	680	653

Total liabilities	247,007	248,849

STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	-	-
Common Stock-authorized 9,000,000 shares
of no par value; issued and outstanding,
5,155,810 shares in 2008 and 5,176,586 in 2007	37,245	37,513
Accumulated deficit	(565)	(896)
Accumulated other comprehensive (loss) income	(170)	4

Total stockholders' equity	36,510	36,621

Total liabilities and stockholders' equity	$283,517	$285,470

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

INTEREST INCOME
Loans, including fees	$3,168	$3,617	$6,605	$7,162
Investment securities	457	649	929	1,326
Federal funds sold	51	203	87	347
Interest bearing deposits with other banks	5	16	11	30

Total interest income	3,681	4,485	7,632	8,865

INTEREST EXPENSE
Deposits	913	1,874	2,112	3,708
Federal Home Loan Bank advances	92	-	182	2

Total interest expense	1,005	1,874	2,294	3,710

Net interest income	2,676	2,611	5,338	5,155

Provision for loan losses	145	-	215	-

Net interest income after provision for loan losses	2,531	2,611	5,123	5,155

NON-INTEREST INCOME
Service fees on deposit accounts	76	90	142	169
Gains on sales of mortgage loans, net	288	423	545	838
Other income	158	161	300	265

Total non-interest income	522	674	987	1,272

NON-INTEREST EXPENSE
Salaries and employee benefits	1,310	1,334	2,615	2,594
Occupancy expense	474	468	958	922
Advertising and business promotion	84	114	144	226
Stationery and supplies	54	69	97	135
Data Processing	142	127	281	262
Other operating expense	475	406	881	762

Total Non-Interest Expense	2,539	2,518	4,976	4,901

Income before provision for income taxes	514	767	1,134	1,526

Provision for Income Taxes	147	231	323	470

Net income	$367	$536	$811	$1,056

Per share data
Net income basic	$0.07	$0.10	$0.16	$0.20

Net income diluted	$0.07	$0.10	$0.15	$0.19

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2008	$37,513	$(896)	$4	$ -	$36,621

Exercise of common stock options, including tax benefit	301	-	-	-	301
Stock based compensation	11	-	-	-	11
Common stock repurchased	(580)	-	-	-	(580)
Net Income for the period	-	811	-	811	811
Cash dividend paid	-	(446)	-	-	(446)
Adoption of EITF 06-4	-	(34)	-	-	(34)
Other comprehensive loss, net of taxes	-	-	(174)	(174)	(174)

Total comprehensive income				$637

Balance June 30, 2008	$37,245	$(565)	$(170)		$36,510

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$811	$1,056
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	348	332
Provision for loan losses	215	-
Mortgage loans originated for sale	(98,020)	(140,816)
Proceeds from mortgage loan sales	97,209	137,371
Gain on sale of mortgage loans	(545)	(838)
Decrease in accrued interest receivable	232	34
Increase in bank owned life insurance	(173)	(132)
Stock based compensation	11	2
Increase in deferred taxes	(13)	-
Decrease (increase) in other assets	(238)	56
(Decrease) increase in accrued interest payable	(94)	172
(Decrease) increase in other liabilities	159	(262)

Net cash (used in) provided by operating activities	(98)	(3,025)

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(9,525)	(7,205)
Purchase of investment securities held to maturity	-	(3,448)
Maturity and payments of investment securities available-for-sale	11,223	8,714
Maturity and payments of investment securities held to maturity	1,587	511
Net increase in loans receivable	(1,381)	(6,554)
Purchases of premises and equipment	(213)	(573)
Purchase of bank owned life insurance	-	(2,000)

Net cash used in investing activities	1,691	(10,555)

FINANCING ACTIVITIES:
Net decrease in demand deposit and savings accounts	(10,838)	(3,217)
Net increase in certificates of deposit	900	6,075
Net increase in Federal Home Loan Bank advances	8,000	-
Cash dividends paid	(446)	(333)
Tax benefit of stock options exercised	24	18
Exercise of stock options	277	73
Purchase of common stock	(580)	(1,116)

Net cash provided by financing activities	(2,663)	1,500
Net decrease in cash and cash equivalents	(1,070)	(12,080)
Cash and cash equivalents at beginning of period	17,869	28,562

Cash and cash equivalents at end of period	$16,799	$16,482

Supplemental information:
Cash paid during the year for:
Interest	$2,387	$3,538
Income taxes	$262	$512
Transfer of loans to real estate owned	$260	-

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

     Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2008, the Bank operates six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Morristown, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage the Bank’s foreclosed real estate properties, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the New Jersey Department of Banking and Insurance. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department of Banking and Insurance in New Jersey and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

     The current dividend payments are being made out of income earned during the period. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

     The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Six Months Ended, June 30, 2008			Six Months Ended, June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$811	5,193	$0.16	$1,056	5,235	$0.20
Effect of dilutive securities:
Options	-	157		-	269

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$811	5,350	$0.15	$1,056	5,504	$0.19

	Three Months Ended, June 30, 2008			Three Months Ended, June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$367	5,194	$0.07	$536	5,224	$0.10

Effect of dilutive securities:
Options	-	128		-	242

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$367	5,322	$0.07	$536	5,466	$0.10

c) Comprehensive Income

The components of other comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net income	$367	$536	$811	$1,056
Change in unrealized losses holding on
available for sale securities	(424)	(486)	(174)	(444)

Net unrealized (losses)	(424)	(486)	(174)	(444)

Other comprehensive income (loss)	$(57)	$50	$637	$612

d) Stock-Based Compensation

     The Company accounts for stock options under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“SFAS 123(R)”), using the modified prospective transition method. For accounting purposes, the Company recognizes expense for shares of common stock awarded over the vesting period at the fair market value of the shares on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2007	559,421	7.42
Granted	-	-
Exercised	(37,060)	7.49
Forfeited	(940)	11.41

Outstanding at June 30, 2008	521,421	$7.52	2.4 Years	$936

Exercisable as of June 30, 2008	509,081	$7.42	2.2 Years	$936

The total stock-based compensation expense for the first six months of 2008 and 2007 was approximately $11 thousand and $2 thousand, respectively. The total intrinsic value of common stock options exercised for the first six months of 2008 and 2007 was approximately $24 thousand and $18 thousand, respectively.

The per share weighted-average fair values of stock options granted during 2007 was $3.27 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2007: expected dividend yield of 1.25%, stock price volatility of 15.78%, risk-free interest rate of 4.89% and expected lives of 7 years. There were no options granted during the second quarter of 2008.

Stock Compensation:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan. For grants of restricted stock made during 2007, vesting occurs over a four year period. As of June 30, 2008, there were 945 shares that were vested.

For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded. The vesting period for grants issued through the date hereof is four years with 25 percent of the award for each year vesting annually on May 23 of each year. For the three month period ended June 30, 2008, the Company recognized $3 thousand of compensation expense related to the shares awarded. As of June 30, 2008 there was approximately $33 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares. These costs are expected to be recognized over a period of three years. The fair value of non-vested stock awards at June 30, 2008 was $34 thousand.

A summary of the status of the Company’s nonvested plan shares as of June 30, 2008 and changes during the quarter ended is as follows:

For the Three Months Ended June 30, 2008	Shares	Weighted Average Grant Date Share Value
Nonvested at beginning of period	3,780	$12.14
Granted	-	-
Vested	(945)	12.14
Nonvested at end of period	2,835	$12.14

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2008 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$3,660	$60	$(39)	$3,681
Interest expense	1,005	39	(39)	1,005
Provision for loan losses	145	-	-	145
Non-interest income	255	288	(21)	522
Non-interest expense including tax provision	2,405	302	(21)	2,686
Net income	360	7	-	367

Total assets	$283,430	$6,991	$(6,904)	$283,517

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$4,531	$103	$(149)	$4,485
Interest expense	1,874	149	(149)	1,874
Provision for loan losses	-	-	-	-
Non-interest income	272	423	(21)	674
Non-interest expense including tax provision	2,384	386	(21)	2,749
Net income (loss)	545	(9)	-	536

Total assets	$289,929	$12,000	$(10,477)	$291,452

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2008 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$7,595	$127	$(90)	$7,632
Interest expense	2,294	90	(90)	2,294
Provision for loan losses	215	-	-	215
Non-interest income	484	545	(42)	987
Non-interest expense including tax provision	4,732	609	(42)	5,299
Net income (loss)	838	(27)	-	811

Total assets	$283,430	$6,991	$(6,904)	$283,517

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$8,934	$190	$(259)	$8,865
Interest expense	3,710	259	(259)	3,710
Provision for loan losses	-	-	-	-
Non-interest income	476	838	(42)	1,272
Non-interest expense including tax provision	4,605	808	(42)	5,371
Net income (loss)	1,095	(39)	-	1,056

Total assets	$289,929	$12,000	$(10,477)	$291,452

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$25,949	$ -	$25,949	$ -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,100	$ -	$ -	$2,100

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.1 million, with a valuation allowance of $804 thousand. Specific reserves for impaired loans decreased by $110 thousand during the period, but were off set by other changes in the portfolio resulting in a net provision of $145 thousand.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 2008 and June 30, 2007

CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2007 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 15 and 17 of this Form 10-Q for the provision and allowance for loan losses.

OVERVIEW

     For the three months ended June 30, 2008, the Company realized a $169 thousand decrease in net income over the comparable period of 2007. For the three months ended June 30, 2008, net income was $367 thousand or $0.07 basic and diluted earnings per share, compared to $536 thousand, or $0.10 basic and diluted earnings per share for the same period in 2007.

     For the six months ended June 30, 2008 net income was $811 thousand, a $245 thousand decrease from $1.1 million reported for the same period in 2007. Basic and diluted earnings per share were $0.16 and $0.15, respectively, compared to $0.20 basic and $0.19 diluted earnings per share for the same period in 2007.

     The results reflect a substantial decrease in interest income due primarily to the decrease in the average balance of the investment portfolio and a decrease in loan yield coupled with a decrease in non interest income. We also recognized an increase in provision for loan losses. These items were partially off-set by a decrease in interest expense and in the provision for income taxes.

     At June 30, 2008, total assets were $283.5 million, a decrease of $2.0 million from total assets of $285.5 million at year end 2007. The decrease includes a decrease of $2.0 million in securities available for sale, a $1.6 million decrease in securities held to maturity and a $1.7 million decrease in federal funds sold. These decreases were partially off-set by an increase in loans held for sale of $1.4 million and a $700 thousand increase in loans.

RESULTS OF OPERATIONS

     Interest Income. Total interest income decreased $804 thousand, or 17.9% to $3.7 million for the quarter ended June 30, 2008 from $4.5 million for the same period in 2007. The decrease reflects a decrease of $8.9 million in average second quarter interest earning assets from $268.9 million in 2007 to $260.0 million in 2008. The average loan balance increased 5.8% from $194.1 million to $205.4 million from the second quarter 2007 to the second quarter 2008. The average balance of investment securities decreased by $11.3 million, or 22.2%, to $39.6 million in the second quarter of 2008 from $50.9 million in the second quarter of 2007. The average balance of federal funds sold decreased $5.8 million, to $9.8 million during the second quarter of 2008 compared to $15.6 million during the second quarter of 2007. There was a 100 basis point decrease in average rate earned from 6.69% during the second quarter of 2007 to 5.69% in the second quarter of 2008. The decrease in rates earned reflects the current market trend of lower interest rates. The average rate earned on loans held for sale decreased by 8 basis points to 5.81% in the second quarter of 2008 from 5.89% during the second quarter of 2007. The average rate earned on loans decreased 117 basis points to 6.09% in the second quarter of 2008 from 7.26% during the second quarter of 2007. The average rate earned on investment securities decreased 47 basis points to 4.65% for the second quarter of 2008 from 5.12% in the second quarter of 2007.The average rate earned on due from banks decreased 317 basis points to 1.87% for the second quarter of 2008 from 5.04% for the second quarter of 2007. The average rate earned on federal funds sold decreased by 314 basis points for the second quarter of 2008 to 2.09% from 5.23% for the second quarter of 2007.

     For the six months ended June 30, 2008 interest income decreased $1.3 million, or 14.6%, to $7.6 million from $8.9 million for the same period in 2007. This decrease was primarily attributable to a decrease of $9.0 million in average interest earning assets to $257.0 million during the first six months of 2008 from $266.0 million in the first six months of 2007. In addition, the average rate earned on interest earning assets decreased by 75 basis points to 5.97% for the six months ended June 30, 2008 from 6.72% in the year ago period. The average balance in the loan portfolio increased $12.4 million from $193.0 million to $205.4 million. The average balance in federal funds sold decreased $5.8 million from $13.4 million to $7.6 million and average investment securities decreased $13.2 million from $52.2 million to $39.0 million during the first six months of 2008 over the same period in 2007. Average loans held for sale decreased $2.2 million from $6.3 million to $4.1 million during the first six months of 2008 over the same period in 2007. The average rate earned on due from banks decreased 279 basis points to 2.35% for the first six months of 2008 from 5.14% for the first six months of 2007. The average rate earned on federal funds sold decreased by 293 basis points for the first six months of 2008 to 2.30%, from 5.23% for the first six months of 2007. The average rate earned on investment securities decreased 32 basis points to 4.80% for the first six months of 2008 from 5.12% in the first six months of 2007. The rate earned on loans decreased 94 basis points to 6.34% in the first six months of 2008 from 7.28% during the first six months of 2007. The average rate earned on loans held for sale increased by 3 basis points to 6.17% in the first six months of 2008 from 6.14% during the first six months of 2007.

     Interest Expense. The Company's interest expense for the second quarter of 2008 decreased $869 thousand, or 46.3% to $1.0 million from $1.9 million in the second quarter of 2007. This decrease was the result of a decrease in the average balance of interest bearing liabilities of $15.6 million, or 7.4% to $194.6 million during the second quarter of 2008 from $210.2 million in the same period of 2007. The average cost of funds decreased 150 basis points to 2.08% for the second quarter of 2008 from 3.58% in the second quarter of 2007. Interest expense on interest bearing demand deposits decreased $690 thousand or 55.7% to $549 thousand in the second quarter of 2008 from $1.2 million in the second quarter in 2007. Interest expense on savings deposits decreased $6 thousand or 31.6% while interest expense on money market deposits decreased $65 thousand or 50.4%. Interest expense on time deposits decreased $201 thousand or 41.3% in the second quarter of 2008 compared to the same period in 2007 and the average rate decreased to 3.54% in the current period from 4.70% in the second quarter of 2007. Interest bearing demand deposit average balances decreased $13.6 million or 9.5% from $143.4 million during the second quarter of 2007 to $129.8 million in the second quarter of 2008. The interest expense on interest bearing demand deposits decreased $690 thousand from the second quarter of 2007 while the average interest rate paid decreased 177 basis points from 3.47% to 1.70% during the same periods. Average savings deposits decreased $133 thousand to $5.4 million in the second quarter of 2008 from $5.5 million in the second quarter of 2007 while the average rate paid decreased 42 basis points from 1.39% in the second quarter of 2007 to 0.97% in the second quarter of 2008. Average borrowed funds increased to $11.0 million in the second quarter of 2008, at an average rate of 3.38%, from no borrowings in the second quarter of 2007. The interest rate on money market deposits paid decreased 101 basis points to 1.61% during the second quarter of 2008 from 2.62% in the second quarter of 2007. The average balance decreased $3.9 million to $15.9 million from $19.8 million during the same period. The decline in rate on both savings deposits and money market deposits reflects the current market conditions of lower interest rates. The decrease in average deposits is primarily related to the payout of funds held in accounts at the Bank pending consummation of certain customer transactions that closed during the second quarter of 2008 and the run off of time deposits originated at promotional rates in connection with the opening of the Bank's Long Valley and Madison branches.

     For the six months ended June 30, 2008 interest expense decreased $1.4 million, or 37.8% to $2.3 million from $3.7 million for the same period last year. The average balance of interest bearing liabilities decreased $13.2 million, or 6.4% to $193.2 million during the first six months of 2008. Interest expense on time deposits decreased $325 thousand, or 34.4% to $619 thousand as the average balance in time deposits decreased $8.1million to $32.4 million in the first six months of 2008 compared to the same period in 2007. Interest bearing demand deposit average balances decreased $13.6 million, or 9.6% from $142.2 million during the first six months of 2007 to $128.6 million in the first six months of 2008. The interest expense on interest bearing demand deposits decreased $1.2 million from the first six months of 2007, while the average interest rate paid decreased 147 basis points from 3.53% to 2.06%. Average savings deposits reflect a decrease of $404 thousand, or 7.6%, in average balances while the average rate paid decreased 30 basis points from 1.28% in the first six months of 2007 to 0.98% in the first six months of 2008. Average borrowed funds increased to $10.8 million, at an average rate of 3.38%, in the first six months of 2008 from $64 thousand, at an average rate of 5.44% in the first six months of 2007. The interest expense on Money Market deposits decreased $92 thousand in the first six months of 2008 while the average interest rate paid decreased 83 basis points to 1.85% during the first six months of 2008 from 2.68% in the first six months of 2007. The average balance decreased $1.9 million to $16.4 million from $18.3 million during the same period. The same factors discussed above for the quarterly period also effected the six month period.

     The following tables presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders' equity for both the three and six months ended June 30, 2008 and 2007. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended June 30,

		2008			2007

		Interest	Average Rates		Interest	Average Rates
	Average	Income/	Earned/ Paid	Average	Income/	Earned/
	Balance	Expense		Balance	Expense	Paid

Assets	(Dollars in Thousands)

Cash and due from banks	$1,070	$5	1.87%	$1,296	$16	5.04%
Loans	205,353	3,108	6.09%	194,072	3,514	7.26%
Loans held for sale	4,148	60	5.81%	7,021	103	5.89%
Investment securities(1)	39,594	457	4.65%	50,919	649	5.12%
Fed funds sold	9,828	51	2.09%	15,595	203	5.23%

Total interest earning assets	259,993	3,681	5.69%	268,903	4,485	6.69%
Non-interest earning assets	23,960			28,051
Allowance for loan losses	(3,056)			(2,170)

Total Assets	$280,897			$294,784

Liabilities and Equity

Interest bearing demand deposits	$129,773	$549	1.70%	$143,407	$1,239	3.47%
Savings	5,371	13.97%		5,505	19	1.39%
Money Market	15,930	64	1.61%	19,795	129	2.62%
Certificates of deposits	32,548	287	3.54%	41,497	487	4.70%
FHLB advances/ other borrowings	11,000	92	3.38%	-	-	-%

Total interest bearing liabilities	194,622	1,005	2.08%	210,204	1,874	3.58%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	48,136			44,947
Other liabilities	904			1,594

Total Liabilities	243,662			256,745
Stockholders' Equity	37,235			38,039

Total Liabilities and Stockholders' Equity	$280,897			$294,784

Net Interest Income		$2,676			$2,611

Net Interest Spread			3.61			3.11%
Net Interest Margin			4.13			3.90%

(1) Includes FHLB stock and interest-bearing deposits

     Comparative Average
Balance Sheets
Six Months Ended June 30,

		2008			2007
		Interest	Average Rates		Interest	Average Rates
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid

Assets	(Dollars in Thousands)
Cash and due from banks	$945	$11	2.35%	$1,180	$30	5.14%
Loans	205,351	6,478	6.34%	192,993	6,972	7.28%
Loans held for sale	4,140	127	6.17%	6,251	190	6.14%
Investment securities(1)	38,968	929	4.80%	52,216	1,326	5.12%
Fed funds sold	7,558	87	2.30%	13,371	347	5.23%

Total interest earning assets	256,962	7,632	5.97%	266,011	8,865	6.72%
Non-interest earning assets	24,539			26,482
Allowance for loan losses	(3,132)			(2,170)

Total Assets	$278,369			$290,323

Liabilities and Equity

Interest bearing demand deposits	$128,622	$1,318	2.06%	$142,210	$2,487	3.53%
Savings	4,884	24.98%		5,288	34	1.28%
Money Market	16,440	151	1.85%	18,314	243	2.68%
Certificates of deposits	32,373	619	3.84%	40,517	944	4.70%
Federal funds purchased	-	-	-%	-	-	-%
FHLB advances/ other borrowings	10,846	182	3.38%	64	2	5.44%

Total interest bearing liabilities	193,165	2,294	2.39%	206,393	3,710	3.62%

Non -Interest Bearing Liabilities:
Non-interest bearing deposits	47,122			44,338
Other liabilities	937			1,539

Total Liabilities	241,224			252,270
Stockholders' Equity	37,145			38,053

Total Liabilities and Stockholders' Equity	$278,369			$290,323

Net Interest Income		$5,338			$5,155

Net Interest Spread			3.58%			3.10%
Net Interest Margin			4.19%			3.91%

(1) Includes FHLB stock and interest-bearing deposits

     Net-Interest Income. The net interest income for the second quarter of 2008 increased $65 thousand over the same period last year. This increase was the result of the Company’s ability to decrease rates on interest bearing liabilities at a faster rate than the decline in interest rates on earning assets. The net interest spread increased by 50 basis points to 3.61% and the net yield on interest-earning assets decreased 100 basis points to 5.69%. The cost of interest bearing liabilities decreased by 150 basis points to 2.08% in the second quarter of 2008 compared to the same period last year.

     Net interest income for the six months ended June 30, 2008 increased $183 thousand, or 3.5%, over the same period last year. The net interest spread increased 48 basis points and the net yield on interest earning assets decreased by 75 basis points between the first six-month periods of 2008 and 2007. The cost of interest bearing liabilities decreased by 123 basis points to 2.39% in the first six months of 2008 compared to the same period last year. This increase was the result of the Company’s ability to decrease rates on interest bearing liabilities at a faster rate than the decline in interest rates on earning assets.

     Provision for Loan Losses. For the three months ended June 30, 2008 the provision for loan losses was $145 thousand compared to no provision for the quarter ended June 30, 2007. The provision for loan losses was $215 thousand for the six months ended June 30, 2008 as compared to no provision for the six months ended June 30, 2007. The increase in the provision reflects the increase in our non performing assets. The provision for loan losses reflects management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimated. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

     Non-Interest Income. Non-interest income decreased by 22.6% or $152 thousand in the second quarter of 2008 to $522 thousand from $674 thousand in the second quarter of 2007. The decrease in non-interest income is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $135 thousand, or 31.9% to $288 thousand in the second quarter of 2008 compared to $423 thousand in the second quarter of 2007. This decrease is attributable to the decrease in mortgage loans originated for sale by our mortgage company subsidiary. Mortgage loans originated for sale decreased $30.2 million to $45.2 million in the second quarter of 2008 from $75.4 million in the second quarter of 2007. The decrease in loan originated during both the quarterly and six month periods reflects the current conditions in the housing and mortgage markets. Other components of non-interest income include fees on deposit accounts, which decreased $14 thousand or 15.6% to $76 thousand in the second quarter of 2008 from $90 thousand in the second quarter of 2007. Other income decreased by $3 thousand, or 1.9% to $158 thousand in the second quarter of 2007 from $161 thousand in the second quarter of 2007.

     For the six months ended June 30, 2008, non-interest income decreased $285 thousand, or 22.4% to $987 thousand from $1.3 million for the same period in 2007. The decrease in non-interest income for the first six months of 2008 compared to the same period last year is primarily attributable to a decrease in gain on sale of mortgage loans. Gains on sale of mortgage loans decreased $293 thousand, or 35.0% to $545 thousand in the first six months of 2008 compared to $838 thousand in the first six months of 2007. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $42.8 million to $98.0 million in the first six months of 2008 from $140.8 million in the first six months of 2007. Other components of non-interest income include fees on deposit accounts, which decreased $27 thousand or 16.0% to $142 thousand in the first six months of 2008 from $169 thousand in the same period of 2007. Other income increased by $35 thousand, or 13.2% to $300 thousand in the first six months of 2008 from $265 thousand in the first six months of 2007. This increase is primarily attributable to the increase in bank owned life insurance of $41 thousand.

     Non-Interest Expense. For the quarter ended June 30, 2008, non-interest expense increased $21 thousand from the same period last year. The increase in non-interest expense in the second quarter of 2008 was attributable to an increase of $69 thousand in other operating expense, $6 thousand in occupancy expense and $15 thousand in data processing compared to the comparable period of 2007. These increases were partially off-set by a decrease of $30 thousand in advertising and business promotions, $24 thousand in salaries and benefits and $15 thousand in stationery and supplies compared to the comparable period of 2007.

     For the six months ended June 30, 2008, non-interest expense increased $75 thousand from the same period last year. The increase in non-interest expense in the first six months of 2008 was attributable to an increase of $119 thousand in other operating expense, $36 thousand in occupancy expense, $21 thousand in salaries and benefits and $19 thousand in data processing over the same period of 2007. These increases were partially offset by a decrease of $82 thousand in advertising and business promotions and $38 thousand in stationery and supplies compared to the comparable period of 2007.

     Income Taxes. Income tax expense decreased $84 thousand to $147 thousand for the three months ended June 30, 2008 as compared to $231 thousand for the same period in 2007. The decrease is a result of the Company’s lower income for the quarter ended June 30, 2008 and the Company taking full advantage of its tax planning strategies.

     For the six months ended June 30, 2008 income tax expense decreased $147 thousand to $323 thousand as compared to $470 thousand for the same period in 2007. The decrease is a result of the Company’s lower income for the six months ended June 30, 2008 and the Company taking full advantage of its tax planning strategies.

FINANCIAL CONDITION

June 30, 2008 as compared to December 31, 2007

     Total assets decreased $2.0 million at June 30, 2008, to $283.5 million from total assets of $285.5 million at December 31, 2007. Decreases in total assets include decreases of $2.0 million in investment securities available for sale, $1.6 million in investment securities held to maturity and $1.7 million in federal funds sold. These decreases were partially offset by increases of $1.4 million in loans held for sale and $695 thousand in loans. Total deposits decreased $10.0 million from $244.7 million at year-end 2007 to $234.7 million at June 30, 2008. The Bank’s borrowings, in the form of Federal Home Loan advances, increased by $8.0 million to $11.0 million at June 30, 2008 from $3.0 million at year end 2007. During the fourth quarter of 2007 and the first quarter of 2008, the Company made a strategic asset liability decision to utilize borrowings as a cost efficient source of funding.

     Total loans, net at June 30, 2008 increased $906 thousand to $206.2 million from $205.3 million at year-end 2007. The increase in and composition of the loan portfolio, by category, as of June 30, 2008 compared to December 31, 2007 is as follows: Commercial real estate loans increased $2.3 million, or 2.8% to $84.1 million, commercial loans decreased by $2.2 million or 3.2% to $65.6 million, home equity loans decreased by $1.6 million or 3.3% to $46.3 million and residential mortgage loans increased by $2.2 million, or 22.7%, to $11.9 million. Installment loans decreased by $70 thousand, or 5.6%, to $1.2 million.

     The following schedule presents the components of loans, net of unearned income, for each period presented:

	June 30, 2007		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial and Industrial	$65,624	31.4%	$67,767	32.5%
Real Estate-Non Residential Properties	84,113	40.2%	81,848	39.3%
Residential Properties (1-4 Family)	11,864	5.7%	9,652	4.6%
Consumer and installment	1,177	0.6%	1,247	0.6%
Home equity	46,293	22.1%	47,862	23.0%

Gross loans	209,071	100.0%	208,376	100.0%

Less: Net deferred fees	133		82

Total loans	209,204		208,458
Less: Allowance for loan losses	3,041		3,201

Net Loans	$206,163		$205,257

     Federal funds sold decreased by $1.7 million to $4.1 million at June 30, 2008 from $5.8 million at December 31, 2007. During the first six months of 2008, investment securities held to maturity and available for sale were called or matured and the proceeds were used to offset the decline in deposits.

     Securities available for sale decreased $2.0 million, or 7.1%, from $28.0 million at year-end 2007 to $25.9 million at June 30, 2008. Securities held to maturity decreased $1.5 million, or 11.0%, from $13.6 million at December 31, 2007 to $12.1 million at June 30, 2008. The Company purchased $9.5 million in new securities in the first six months of 2008 and $12.8 million in securities matured, were called or were prepaid. There was $170 thousand in recorded unrealized losses, net of taxes, in the available for sale portfolio and $45 thousand in net amortization expenses during the first six months of 2008.

     Total deposits declined $10.0 million, or 4.1%, to $234.7 million during the first six months of 2008 from $244.7 million for the year ended December 31, 2007. NOW deposits decreased by $4.3 million, savings deposits increased by $578 thousand, money market deposits decreased $2.1 million and demand deposits decreased by $5.1 million. Time deposits increased $900 thousand. The decrease in deposits is primarily related to the payout of funds held in accounts at the Bank pending consummation of certain customer transactions that closed during the second quarter of 2008 and the run off of time deposits originated at promotional rates in connection with the opening of the Bank's Long Valley and Madison branches. Management continues to monitor the Bank’s deposit portfolio through its Investment and Asset/Liability Committee.

The Bank’s borrowings, in the form of Federal Home Loan advances, increased by $8.0 million to $11.0 million at June 30, 2008 from $3.0 million at year end 2007. During the fourth quarter of 2007 and the first quarter of 2008, the Company made a strategic asset liability decision to utilize borrowings as a cost efficient source of funding.

ASSET QUALITY

     At June 30, 2008, total non-performing assets, which are composed solely of non accrual loans, declined $936 thousand to $2.1 million compared to $3.0 million at December 31, 2007. The decrease reflects a $377 thousand charge off and a $559 thousand pay down of principal. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:
	June 30, 2008	December 31, 2007
	(dollars in thousands)

Non-accrual loans	$2,100	$3,036
Non-accrual loans to total loans	1.00%	1.46%
Non-performing assets to total assets	0.74%	1.06%
Allowance for loan losses
as a % of non-performing loans	144.8%	105%
Allowance for loan losses to total loans	1.45%	1.54%

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

     At June 30, 2008, the allowance for loan losses decreased $160 thousand to $3.0 million compared to $3.2 million at year end 2007. There were $377 thousand in charge offs and $3 thousand in recoveries reported in the first six months of 2008. The allowance for loan losses as a percentage of total loans was 1.45% at June 30, 2008 compared to 1.54% at December 31, 2007.

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

At June 30 2008, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

	Interest Rate Sensitivity Gap June 30, 2008 (in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL

Investment securities	$3,194	$3,222	$13,614	$17,975	$38,005
Loans held for sale	4,419	-	-	-	4,419
Loans	72,172	23,566	76,472	36,861	209,071
Federal funds sold	4,100	-	-	-	4,100
Interest bearing deposits at other banks	236	-	-	-	236

Total interest earning assets	84,121	26,788	90,086	54,836	255,831
Non-interest earning assets	-	-	-	-	27,686

Total assets	-	-	-	-	$283,517

Interest bearing transactions deposits	$153,695	$ -	$ -	$ -	$153,695
Certificates of deposit	13,525	12,182	6,621	-	32,328
Federal Home Loan Bank Advances	-	-	-	11,000	11,000

Total interest bearing liabilities	167,220	12,182	6,621	11,000	197,023
Non-interest bearing liabilities	-	-	-	-	49,984

Total liabilities	-	-	-	-	247,007

Stockholders’ equity	-	-	-	-	36,510

Total liabilities and stockholders’ equity	-	-	-	-	$283,517

Interest sensitivity gap per period	$(83,099)	$14,606	$83,465	$43,836	$58,808
Cumulative interest sensitivity gap	$(83,099)	$(68,493)	$14,972	$58,808	$58,808

Cumulative gap as a percentage of total interest earning assets	(32.5)%	(26.8)%	5.9%	23.0%	23.0%

Cumulative interest earning assets as a percentage of cumulative	50.3%	61.8%	108.0%	129.8%	129.8%
interest bearing liabilities

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

     At June 30, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At June 30, 2008, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $42.7 million, which represents 15.1% of total assets and 17.4% of total deposits and borrowings.

     It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $72.9 million (subject to available qualified collateral, with current borrowings of $11 million outstanding from the FHLB at June 30, 2008). At June 30, 2008 outstanding commitments to extend credit were $98.0 million and available line of credit balances totaled $21.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders' equity decreased to $36.5 million at June 30, 2008, primarily through the repurchase of $580 thousand of common stock pursuant to the Company’s previously announced repurchase plan and the payment of cash dividends of $446 thousand during the first six months of 2008. Activity in stockholders’ equity consisted of a decrease in accumulated deficit of $331 thousand which primarily represents net income of $811 thousand earned during the first six months of 2008 offset by a cash dividend payment of $446 thousand. Accumulated comprehensive loss increased by $174 thousand resulting from a net change in unrealized loss on securities available for sale. Common stock also increased by $301 thousand from the exercise of stock options and $11 thousand from stock based compensation during the first six months of 2008.

     At June 30, 2008 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2008, for the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$29,051	10.34%	$11,236	4.00%
Tier 1 – Risk Based	$29,051	11.75%	$9,886	4.00%
Total Risk - Based	$32,092	12.99%	$19,772	8.00%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) and (b) - none

(c)	In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October 2007 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30	-	-	-	347,858
May 1 – May 31	-	-	-	347,858
June 1 – June 30	50,000	$9.65	50,000	297,858

Total	50,000	$9.65	50,000	297,858

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     On April 30, 2008, the Registrant held its annual meeting of shareholders. Shareholders were asked to elect members of the Company’s Board of Directors whose terms expired. The results were as follows:

Nominees:	For	Withold Authority
Edward B. Deutsch	4,413,911	41,088
Thomas J. Marino	4,412,632	42,367

Item 5. Other Information

     Not applicable

Item 6. Exhibits

     Exhibits

          Exhibit 10.1 – Amended and Restated SERP Agreement with Stewart E. McClure, Jr. dated as of July 23, 2008
          Exhibit 10.2 – Amended and Restated SERP Agreement with Gerard Riker dated as of July 23, 2008
          Exhibit 31.1 – Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)
          Exhibit 31.2 – Certification of Gerard Riker pursuant to SEC Rule 13a-14(a)
          Exhibit 32 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: August 8, 2008	By:/s/ Gerard Riker

GERARD RIKER
Executive Vice President and
Chief Financial Officer