Form 10-Q
period 2008-09-30
SOMERSET HILLS BANCORP
filed 2008-11-13
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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
(Check one):

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

As of November 7, 2008 there were 5,180,012 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

INDEX

Part I - Financial Information		Page(s)

Item I.	Financial Statements
	Consolidated Balance Sheets
	As of September 30, 2008 and December 31, 2007 (Unaudited)	3

	Consolidated Statements of Income for the Three and
	Nine months ended September 30, 2008 and 2007 (Unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity
	for the nine months ended September 30, 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2008 and 2007 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-10

Item 2.	Management's Discussion and Analysis of	11-19
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II - Other Information

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

Certifications		23-24

Exhibit 32		25

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

     SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	September 30, 2008	December 31, 2007

Cash and due from banks	$8,926	$12,009
Interest bearing deposits at other banks	8,203	60
Federal funds sold	6,000	5,800

Total cash and cash equivalents	23,129	17,869

Loans held for sale	4,624	3,063
Investment securities held to maturity (Approximate market
value of $11,150 in 2008 and $13,531 in 2007)	12,056	13,646
Investment securities available-for-sale	22,044	27,954

Loans receivable	209,849	208,376
Less: allowance for Loan Losses	(3,059)	(3,201)
Deferred costs	140	82

Net loans receivable	206,930	205,257

Premises and equipment, net	6,095	6,343
Bank owned life insurance	8,371	8,111
Accrued interest receivable	1,203	1,435
Deferred tax asset	751	723
Other real estate owned	297	-
Other assets	1,022	1,069

Total assets	$286,522	$285,470

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$51,137	$53,783
Interest bearing deposits-NOW,
money market and savings	138,752	159,462
Certificates of deposit, under $100,000	28,232	19,170
Certificates of deposit, $100,000 and over	19,003	12,258

Total deposits	237,124	244,673

Federal Home Loan Bank advances	11,000	3,000
Accrued interest payable	415	523
Taxes payable	177	-
Other liabilities	992	653

Total liabilities	249,708	248,849

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock – 1,000,000 shares authorized, none issued	-	-
Common Stock-authorized 9,000,000 Shares
of no par value; issued and outstanding,
5,161,412 shares in 2008 and 5,176,586 in 2007	37,214	37,513
Accumulated deficit	(397)	(896)
Accumulated other comprehensive (loss) income	(3)	4

Total stockholders' equity	36,814	36,621

Total liabilities and stockholders' equity	$286,522	$285,470

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$3,256	$3,816	$9,861	$10,978
Investment securities	434	628	1,363	1,955
Federal funds sold	11	196	98	543
Interest bearing deposits with other banks	4	10	15	39

Total interest income	3,705	4,650	11,337	13,515

INTEREST EXPENSE
Deposits	855	1,924	2,967	5,632
Federal funds purchased	12	-	12	-
Federal Home Loan Bank advances	98	-	280	2

Total interest expense	965	1,924	3,259	5,634

Net interest income	2,740	2,726	8,078	7,881

Provision for loan losses	150	45	365	45

Net interest income after provision for loan losses	2,590	2,681	7,713	7,836

NON-INTEREST INCOME
Service fees on deposit accounts	83	85	225	255
Gains on sales of mortgage loans, net	249	330	794	1,168
Other income	148	151	448	415

Total non-interest income	480	566	1,467	1,838

NON-INTEREST EXPENSE
Salaries and employee benefits	1,303	1,354	3,918	3,948
Occupancy expense	493	496	1,451	1,418
Advertising and business promotion	78	81	222	308
Stationery and supplies	41	68	138	204
Data Processing	137	127	418	388
Other operating expense	417	421	1,298	1,182

Total Non-Interest Expense	2,469	2,547	7,445	7,448

Income before provision for income taxes	601	700	1,735	2,226

Provision for Income Taxes	176	196	499	666

Net income	$425	$504	$1,236	$1,560

Per share data
Net income basic	$0.08	$0.10	$0.24	$0.30

Net income diluted	$0.08	$0.09	$0.23	$0.29

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total Stockholders’ Equity
Balance January 1, 2008	$37,513	$(896)	$ 4	$ -	$36,621

Exercise of common stock options, including tax benefit	890	-	-	-	890
Stock based compensation	17	-	-	-	17
Common stock repurchased	(1,206)	-	-	-	(1,206)
Net income for the period	-	1,236	-	1,236	1,236
Cash dividend paid	-	(703)	-	-	(703)
Adoption of EITF 06-4	-	(34)	-	-	(34)
Other comprehensive loss, net of taxes	-	-	(7)	(7)	(7)

Total comprehensive income				$1,229

Balance September 30, 2008	$37,214	$(397)	$(3)		$36,814

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2008	2007
OPERATING ACTIVITIES:
Net income	$1,236	$1,560
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	541	500
Provision for loan losses	365	45
Mortgage loans originated for sale	(141,433)	(192,319)
Proceeds from mortgage loan sales	140,666	192,574
Gain on sale of mortgage loans	(794)	(1,168)
Decrease (increase) in accrued interest receivable	232	(49)
Increase in bank owned life insurance	(260)	(222)
Stock based compensation	17	6
Increase in deferred taxes	(12)	-
Decrease in other assets	19	98
Increase (decrease) in accrued interest payable	(108)	52
Increase (decrease) in other liabilities	480	(42)

Net cash provided by operating activities	949	1,035

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(10,690)	(7,264)
Purchase of investment securities held to maturity	-	(3,448)
Maturity and payments of investment securities available-for-sale	16,534	9,478
Maturity and payments of investment securities held to maturity	1,586	508
Proceeds from sale of investment securities available for sale	-	2,517
Net increase in loans receivable	(2,335)	(11,201)
Purchases of premises and equipment	(216)	(666)
Purchase of bank owned life insurance	-	(2,000)

Net cash provided by (used in) investing activities	4,879	(12,076)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposit and savings accounts	(23,356)	5,829
Net increase in certificates of deposit	15,807	1,992
Net increase in Federal Home Loan Bank advances	8,000	-
Cash dividends paid	(703)	(528)
Tax benefit of stock options exercised	53	-
Exercise of stock options	837	91
Purchase of common stock	(1,206)	(1,723)

Net cash (used in) provided by financing activities	(568)	5,661

Net Increase (decrease) in cash and cash equivalents	5,260	(5,380)
Cash and cash equivalents at beginning of period	17,869	28,562

Cash and cash equivalents at end of period	$23,129	$23,182

Supplemental information:
Cash paid during the year for:
Interest	$3,368	$5,582
Income taxes	$303	$777
Transfer of loans to real estate owned	$297	-

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

     Somerset Hills Bancorp ("the Company") is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2008, the Bank operates six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage the Bank’s foreclosed real estate properties, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

     The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Nine Months Ended, September 30, 2008			Nine Months Ended, September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$1,236	5,175	$0.24	$1,560	5,203	$0.30

Effect of dilutive securities:
Options/warrants	-	114		-	255

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$1,236	5,289	$0.23	$1,560	5,458	$0.29

	Three Months Ended, September 30, 2008			Three Months Ended, September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income applicable to common
Stockholders	$425	5,140	$0.08	$504	5,138	$0.10

Effect of dilutive securities:
Options/warrants	-	76		-	242

Diluted EPS:
Net income applicable to common stock-
Holders and assumed conversions	$425	5,216	$0.08	$504	5,380	$0.09

c) Comprehensive Income

     The components of other comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2008	2007	2008	2007

Net income	$425	$504	$1,236	$1,560
Change in unrealized holding gains
(losses) on available for sale securities	167	352	(7)	(92)

Net unrealized gains (losses)	167	352	(7)	(92)

Other comprehensive income	$592	$856	$1,229	$1,468

d) Stock-Based Compensation

Stock Options:

     The Company accounts for stock options under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“SFAS 123(R)”), using the modified prospective transition method. For accounting purposes, the Company recognizes expense for shares of common stock awarded over the vesting period at the fair market value of the shares on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2007	559,421	7.42

Granted	-	-
Exercised	(112,923)	7.41
Forfeited	(940)	11.41

Outstanding at September 30, 2008	445,558	$7.55	2.5 Years	$ 582

Exercisable as of September 30, 2008	433,468	$7.42	2.3 Years	$ 582

The total intrinsic value of common stock options exercised for the first nine months of 2008 and 2007 was approximately $54 thousand and $18 thousand, respectively.

The per share weighted-average fair values of stock options granted during 2007 was $3.27 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2007: expected dividend yield of 1.25%, stock price volatility of 15.78%, risk-free interest rate of 4.89% and expected lives of 7 years. There were no options granted in the first nine months of 2008.

Stock Awards:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan. For grants of restricted stock made during 2007, vesting occurs over a four year period. As of September 30, 2008, there were 945 shares that were vested.

For accounting purposes, the Company recognizes compensation expense for shares of common stock awarded under the Restricted Stock Plan over the vesting period at the fair market value of the shares on the date they are awarded. The vesting period for grants issued through the date hereof is four years with 25 percent of the award for each year vesting annually on May 23 of each year. For the three month period ended September 30, 2008, the Company recognized $3 thousand of compensation expense related to the shares awarded. As of September 30, 2008 there was approximately $42 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares. These costs are expected to be recognized over a period of three years. The fair value of non-vested stock awards at September 30, 2008 was $34 thousand.

A summary of the status of the Company’s nonvested plan shares as of September 30, 2008 and changes during the quarter ended is as follows:

For the Three Months Ended September 30, 2008	Shares	Weighted Average Grant Date Share Value
Nonvested at beginning of period	3,780	$12.14
Granted	-	-
Vested	(945)	12.14

Nonvested at end of period	2,835	$12.14

The total stock-based compensation expense for the first nine months of 2008 and 2007 was approximately $17 thousand and $6 thousand, respectively.

e) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. On October 10, 2008 FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market of That Asset is Not Active, which clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted FAS 157 and the impact of the adoption was not material.

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

2. Segment Information

     The Company’s residential mortgage operations are managed separately from the traditional banking and related financial services that the Company also offers. Sullivan Financial Services, Inc. originates, for resale in the secondary market, conventional and non-conventional 1-4 family residential mortgages, Veteran Administration guaranteed mortgages, Department of Housing and Urban Development guaranteed mortgages and non-conventional programs, such as jumbo mortgages and a wide variety of adjustable products.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2008 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,676	$77	$(48)	$3,705
Interest expense	965	48	(48)	965
Provision for loan losses	150	-	-	150
Non-interest income	252	249	(21)	480
Non-interest expense	2,382	284	(21)	2,645
Net income (loss)	431	(6)	-	425

Total assets	$286,343	$7,285	$(7,106)	$286,522

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$4,659	$103	$(112)	$4,650
Interest expense	1,924	112	(112)	1,924
Provision for loan losses	45	-	-	45
Non-interest income	257	330	(21)	566
Non-interest expense	2,416	348	(21)	2,743
Net income (loss)	531	(27)	-	504

Total assets	$295,056	$9,954	$(8,437)	$296,573

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2008 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$11,271	$204	$(138)	$11,337
Interest expense	3,259	138	(138)	3,259
Provision for loan losses	365	-	-	365
Non-interest income	738	794	(65)	1,467
Non-interest expense	7,115	894	(65)	7,944
Net income (loss)	1,270	(34)	-	1,236

Total assets	$286,343	$7,285	$(7,106)	$286,522

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2007 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$13,593	$293	$(371)	$13,515
Interest expense	5,634	371	(371)	5,634
Provision for loan losses	45	-	-	45
Non-interest income	733	1,168	(63)	1,838
Non-interest expense	7,020	1,157	(63)	8,114
Net income (loss)	1,627	(67)	-	1,560

Total assets	$295,056	$9,954	$(8,437)	$296,573

3. Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$ 22,044	$ -	$ 22,044	$ -

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$1,963	$ -	$ -	$1,963

     A loan is impaired when full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.0 million, with a valuation allowance of $840 thousand. Fair value is classified as Level 3 in the fair value hierarchy and is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Specific reserves for impaired loans increased by $36 thousand for the quarter ended September 30, 2008.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2008 and September 30, 2007

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

OVERVIEW

     For the three months ended September 30, 2008, net income was $425 thousand or $0.08 per basic and diluted share, compared to $504 thousand, or $0.10 basic and $0.09 diluted earnings per share for the same period in 2007, a decline of $79 thousand between the two periods.

     For the nine months ended September 30, 2008 net income was $1.2 million, a $324 thousand decrease from $1.6 million reported for the same period in 2007. Basic and diluted earnings per share were $0.24 and $0.23, respectively, compared to $0.30 basic and $0.29 diluted earnings per share for the same period in 2007.

     At September 30, 2008, total assets were $286.5 million, an increase of $1.0 million from total assets of $285.5 million at year end 2007. The increase includes an increase of $1.5 million in loans and an $8.1 million increase in due from banks. Loans held for sale increased $1.6 million. These increases were partially off-set by a decrease of $3.1 million in cash and due from banks, a decrease of $1.6 million in securities held to maturity and a decrease of $5.9 million in securities available for sale.

During the third and early fourth quarter of 2008, the financial industry has experienced severe turmoil, as the market for structured securities backed by residential home loans shut down due to the continuing downturn in the United States housing market. As a result, many financial institutions have been required to take substantial write-downs related to these securities, producing significant losses for many international, money-center and regional financial institutions. The slowdown in the housing market and the significant reduction in secondary market activity for loans and credit-related securities eventually led the federal government to place the nation’s two largest mortgage industry participants, Fannie Mae and Freddie Mac, into receivership in September 2008 and caused several large financial institutions to fail or engage in government-assisted or directed merger transactions. As a result of this continuing dislocation in the financial industry, credit markets around the world have experienced a tightening of credit standards, an increase in credit costs and reduction in the availability of credit.

The factors effecting the financial industry caused the United States Congress to pass the Emergency Economical Stabilization Act of 2008 (the “EESA”), which was signed into law by President Bush on October 3, 2008. Among other things, the EESA established the Troubled Assets Relief Program (“TARP”), under which the Treasury may eventually spend up to $710 billion dollars to help provide liquidity to the financial industry. As part of TARP, Treasury has decided to invest directly in financial institutions under its Capital Purchase Program (“CPP”), using $250 billion to purchase newly issued preferred stock and warrants in financial institutions.

In addition, since the adoption of the EESA, the FDIC has greatly enhanced deposit insurance coverage of bank deposits, at least until December 31, 2009. In a series of rule changes, the FDIC increased deposit insurance coverage on all accounts to $250,000 per depositor, and will now fully insure all deposits in non-interest bearing transactional accounts, regardless of amount, for all insured depository institutions which do not opt out of the program and which pay an additional assessment to the FDIC.

Details of all of these programs are still being developed. We are unable to determine at this time the final terms of any of these programs, or their effect on our business. We are still analyzing whether to participate in the CPP, but are in the process of filing an application to participate in the program to preserve our eligibility.

Although we did not hold Fannie Mae or Freddie Mac equity securities, and so did not suffer any loss in connection with the receivership of these entities, and we have not been a participant in the residential subprime market, our business has been affected by the dislocation in the economy, for better and for worse. Although our asset quality remains strong, we have seen a slow down in the borrowing needs of our customers. However, we have also been able to attract deposits and relationships with customers looking for stability in their financial institution. Primarily during the third quarter and early in the fourth quarter of 2008, we launched a time deposit promotion campaign designed to attract deposits from customers concerned by the headlines regarding some of our larger national and regional competitors. Although this program may affect our cost of funds and net interest margin in the short term, we believe that the opportunity to cross sell to these customers will enhance our long term success.

We believe that the United State economy will remain in flux, and that the financial services industry in particular will remain volatile. Many commentators believe that the United States economy is currently in, or will shortly enter, a recession. A slow-down in economic activity will undoubtedly impact our customers and proposed customers, and we can offer you no assurance that we will continue to maintain our current level of asset quality if the economy continues to slow. Should the economy in our northeastern New Jersey market enter a recession, our results of operations and ability to continue our growth will be adversely effected.

RESULTS OF OPERATIONS

     Interest Income. Total interest income decreased $945 thousand, or 20.3% to $3.7 million for the quarter ended September 30, 2008 from $4.7 million for the same period in 2007. The decrease reflects a decrease of $19.4 million in average third quarter interest earning assets from $274.2 million in 2007 to $254.8 million in 2008. The average loan balance increased $6.5 million or 3.2% from $202.9 million to $209.4 million from the third quarter 2007 to third quarter 2008. The average balance of investment securities decreased by $12.1 million, or 24.8%, to $36.7 million in the third quarter of 2008 from $48.8 million in the third quarter of 2007. The average balance of federal funds sold decreased $12.8 million, or 83.7%, to $2.5 million during the third quarter of 2008 compared to $15.3 million during the third quarter of 2007. There was a 94 basis point decrease in average rate earned from 6.73% during the third quarter of 2007 to 5.79% in the third quarter of 2008. The decrease in rates had the greatest effect on federal funds sold and due from banks. The average rate earned on federal funds sold decreased by 330 basis points to 1.78% in the third quarter of 2008 from 5.08% during the third quarter of 2007. The decrease in rates earned reflects the current market trend of lower interest rates. The rate earned on due from banks decreased 344 basis points to 1.47% in the third quarter of 2008 from 4.91% during the third quarter of 2007. The average rate earned on loans decreased 122 basis points to 6.04% for the third quarter of 2008 from 7.26% in the third quarter of 2007. The average rate earned on investment securities decreased 41 basis points to 4.70% for the third quarter of 2008 from 5.11% for the third quarter of 2007. The average rate earned on loans held for sale decreased by 36 basis points for the third quarter of 2008 to 6.00%, from 6.36% for the third quarter of 2007.

     For the nine months ended September 30, 2008 interest income decreased $2.2 million, or 16.1%, to $11.3 million from $13.5 million for the same period in 2007. This decrease was primarily attributable to a decrease of $12.6 million in average interest earning assets to $256.2 million during the first nine months of 2008 from $268.8 million in the first nine months of 2007. In addition, the average rate earned on interest earning assets decreased by 81 basis points to 5.91% for the nine months ended September 30, 2008 from 6.72% in the year ago period. The average balance in the loan portfolio increased $10.4 million from $196.3 million to $206.7 million during the first nine months of 2008 over the same period in 2007. The average balance in investment securities decreased $12.9 million from $51.1 million to $38.2 million during the first nine months of 2008 over the same period in 2007. The average balance in federal funds sold decreased $8.1 million from $14.0 million to $5.9 million and average due from banks stayed constant at $1.0 million during the first nine months of 2008 over the same period in 2007. The average balance in loans held for sale decreased $1.8 million from $6.3 million to $4.5 million during the first nine months of 2008 over the same period in 2007. The average rate earned on due from banks decreased 305 basis points to 2.04% for the first nine months of 2008 from 5.09% for the first nine months of 2007. The average rate earned on federal funds sold decreased by 295 basis points for the first nine months of 2008 to 2.23%, from 5.18% for the first nine months of 2007. The average rate earned on investment securities decreased 34 basis points to 4.76% for the first nine months of 2008 from 5.12% in the first nine months of 2007. The rate earned on loans decreased 104 basis points to 6.24% in the first nine months of 2008 from 7.28% during the first nine months of 2007. The average rate earned on loans held for sale decreased by 12 basis points to 6.10% in the first nine months of 2008 from 6.22% during the first nine months of 2007.

     Interest Expense. The Company's interest expense for the third quarter of 2008 decreased $959 thousand, or 49.8% to $1.0 million from $1.9 million in the third quarter of 2007. This decrease was the result of a decrease in the average balance of interest bearing liabilities of $24.8 million, or 11.5% to $191.3 million during the third quarter of 2008 from $216.1 million in the same period of 2007. The decline in average balances was primarily in interest bearing demand deposits. Interest bearing demand deposit average balances have decreased $33.1 million, or 22.0%, from $150.4 million during the third quarter of 2007 to $117.3 million in the third quarter of 2008. In addition, the average cost of funds decreased 152 basis points to 2.01% for the third quarter of 2008 from 3.53% in the third quarter of 2007. Interest expense on interest bearing demand deposits decreased $829 thousand or 63.9% to $469 thousand in the third quarter of 2008 from $1.3 million in the third quarter in 2007. The average interest rate paid on interest bearing demand deposits decreased 184 basis points from 3.43% to 1.59% from the third quarter of 2007 to the third quarter of 2008. Interest expense on savings deposits decreased $9 thousand or 40.9% while interest expense on money market deposits decreased $60 thousand or 47.2%. Interest expense on time deposits decreased $169 thousand or 35.5% in the third quarter of 2008 compared to the same period in 2007 and the average rate decreased to 3.29% in the current period from 4.70% in the third quarter of 2007. Average savings deposits increased $232 thousand while the average rate paid decreased 68 basis points from 1.55% in the third quarter of 2007 to 0.87% in the third quarter of 2008. Average borrowed funds increased to $11.7 million in the third quarter of 2008 from $23 thousand in the third quarter of 2007, while the rate decreased from 5.16% to 3.31%. The interest expense on money market deposits decreased $60 thousand from the third quarter of 2007 to the third quarter of 2008 while the average interest rate paid decreased 101 basis points to 1.53% during the third quarter of 2008 from 2.54% in the third quarter of 2007. The average balance of money market deposits decreased $2.5 million to $17.4 million from $19.9 million during the same period. The decline in rate on both savings deposits and money market deposits reflects the current market conditions of lower interest rates. The decrease in average deposits is primarily related to the payout of funds held in accounts at the Bank pending consummation of certain customer transactions that closed during the third quarter of 2008 and the run off of time deposits originated at promotional rates in connection with the opening of the Bank's Long Valley and Madison branches.

     For the nine months ended September 30, 2008 interest expense decreased $2.3 million, or 41.1% to $3.3 million from $5.6 million for the same period last year. The average balance of interest bearing liabilities decreased $17.2 million, or 8.2% to $192.5 million during the first nine months of 2008. Interest expense on time deposits decreased $495 thousand, or 34.8% to $926 thousand as the average balance in time deposits increased $6.4 million to $34.0 million in the first nine months of 2008 compared to the same period in 2007. Interest bearing demand deposit average balances decreased $20.2 million, or 13.9% from $145.0 million during the first nine months of 2007 to $124.8 million in the first nine months of 2008. The interest expense on interest bearing demand deposits decreased $2.0 million from the first nine months of 2007, while the average interest rate paid decreased 158 basis points from 3.49% to 1.91%. Average savings deposits reflect a decrease of $191 thousand, or 3.6%, in average balances while the average rate paid decreased 43 basis points from 1.37% in the first nine months of 2007 to 0.94% in the first nine months of 2008. Average borrowed funds increased to $11.1 million in the first nine months of 2008 from $50 thousand in the first nine months of 2007, while the rate decreased from 5.40% to 3.36%. Average federal funds purchased increased to $676 thousand in the first nine months of 2008 from $0 in the first nine months of 2007. The interest expense on Money Market deposits decreased $152 thousand in the first nine months of 2008 while the average interest rate paid decreased 89 basis points to 1.74% during the first nine months of 2008 from 2.63% in the first nine months of 2007. The average balance of money market deposits decreased $2.0 million to $16.8 million from $18.8 million during the same period. The same factors discussed above for the quarterly period also effected the nine month period.

     The following tables present a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders' equity for both the three and nine months ended September 30, 2008 and 2007. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended September 30,

	2008			2007
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets	(Dollars in Thousands)

Cash and due from banks	$1,054	$4	1.47%	$772	$10	4.91%
Loans	209,359	3,179	6.04%	202,885	3,713	7.26%
Loans held for sale	5,121	77	6.00%	6,431	103	6.36%
Investment securities(1)	36,749	434	4.70%	48,788	628	5.11%
Fed funds sold	2,473	11	1.78%	15,309	196	5.08%

Total interest earning assets	254,756	3,705	5.79%	274,185	4,650	6.73%

Non-interest earning assets	24,550			27,961
Allowance for loan losses	(3,078)			(2,179)

Total Assets	$276,228			$299,967

Liabilities and Equity

Interest bearing demand deposits	$117,263	$469	1.59%	$150,391	$1,298	3.43%
Savings	5,777	12	0.87%	5,545	22	1.55%
Money Market	17,404	67	1.53%	19,875	127	2.54%
Certificates of deposits	37,127	307	3.29%	40,235	477	4.70%
Fed funds purchased	2,014	12	2.39%	-	-	-
FHLB advances/ other borrowings	11,737	98	3.31%	23	-	5.16%

Total interest bearing liabilities	191,322	965	2.01%	216,069	1,924	3.53%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	47,355			45,215
Other liabilities	1,033			1,510

Total Liabilities	229,710			262,794
Stockholders' Equity	36,518			37,173

Total Liabilities and Stockholders' Equity	$276,228			$299,967

Net Interest Income		$2,740			$2,726

Net Interest Spread			3.78%			3.20%
Net Interest Margin			4.28%			3.94%

(1) Includes FHLB stock and interest-bearing deposits

     Comparative Average
Balance Sheets
Nine Months Ended September 30,

	2008			2007
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets	(Dollars in Thousands)

Cash and due from banks	$982	$15	2.04%	$1,042	$39	5.09%
Loans	206,696	9,657	6.24%	196,327	10,684	7.28%
Loans held for sale	4,469	204	6.10%	6,312	294	6.22%
Investment securities(1)	38,223	1,363	4.76%	51,061	1,955	5.12%
Fed funds sold	5,851	98	2.23%	14,024	543	5.18%

Total interest earning assets	256,221	11,337	5.91%	268,766	13,515	6.72%

Non-interest earning assets	24,543			26,980
Allowance for loan losses	(3,114)			(2,173)

Total Assets	$277,650			$293,573

Liabilities and Equity

Interest bearing demand deposits	$124,808	$1,787	1.91%	$144,967	$3,786	3.49%
Savings	5,184	36	0.94%	5,374	55	1.37%
Money Market	16,763	218	1.74%	18,840	370	2.63%
Certificates of deposits	33,970	926	3.64%	40,422	1,421	4.70%
Federal funds purchased	676	12	2.39%	-	-	-%
FHLB advances/ other borrowings	11,145	280	3.36%	50	2	5.40%

Total interest bearing liabilities	192,546	3,259	2.26%	209,653	5,634	3.59%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	47,200			44,634
Other liabilities	969			1,529

Total Liabilities	240,715			255,816
Stockholders' Equity	36,935			37,757

Total Liabilities and Stockholders' Equity	$277,650			$293,573

Net Interest Income		$8,078			$7,881

Net Interest Spread			3.65%			3.13%
Net Interest Margin			4.21%			3.92%

(1) Includes FHLB stock and interest-bearing deposits

Net-Interest Income. The net interest income for the third quarter of 2008 increased $14 thousand over the same period last year. This increase was the result of the Company’s ability to decrease rates on interest bearing liabilities at a faster rate than the decline in interest rates on earning assets. The net interest spread increased by 58 basis points to 3.78%. The increase reflects a decrease of 94 basis points in the net yield on interest-earning assets to 5.79% while the cost on interest bearing liabilities decreased by 152 basis points to 2.01% in the third quarter of 2008 compared to the same period last year.

     Net interest income for the nine months ended September 30, 2008 increased $197 thousand, or 2.5%, over the same period last year. The net interest spread increased 52 basis points as the net yield on interest earning assets decreased by 81 basis points between the first nine-month periods of 2008 and 2007 while the cost of interest bearing liabilities decreased by 133 basis points to 2.26% during the same periods. This increase was the result of the Company’s ability to decrease rates on interest bearing liabilities at a faster rate than the decline in interest rates on earning assets.

Provision for Loan Losses. For the three months ended September 30, 2008 the provision for loan losses was $150 thousand compared to $45 thousand for the quarter ended September 30, 2007. The provision for loan losses was $365 thousand for the nine months ended September 30, 2008 as compared to $45 thousand for the nine months ended September 30, 2007. The increase in the provision reflects the increase in our non performing assets. The provision for loan losses reflects management’s judgment concerning losses in the Company’s existing portfolio that are both probable and estimated. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

     Non-Interest Income. Non-interest income decreased by 15.2% or $86 thousand in the third quarter of 2008 to $480 thousand from $566 thousand in the third quarter of 2007. The decrease in non-interest income is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $81 thousand, or 24.5% to $249 thousand in the third quarter of 2008 compared to $330 thousand in the third quarter of 2007. This decrease is attributable to the decrease in mortgage loans originated for sale by our mortgage company subsidiary. Mortgage loans originated for sale decreased $8.1 million to $43.4 million in the third quarter of 2008 from $51.5 million in the third quarter of 2007. The decrease in loan originated during both the quarterly and nine month periods reflects the current conditions in the housing and mortgage markets. Other components of non-interest income include fees on deposit accounts, which decreased $2 thousand to $83 thousand in the third quarter of 2008 from $85 thousand in the third quarter of 2007. Other income decreased by $3 thousand, or 2.0% to $148 thousand in the third quarter of 2008 from $151 thousand in the third quarter of 2007.

     For the nine months ended September 30, 2008, non-interest income decreased $371 thousand, or 20.2% to $1.5 million from $1.8 million for the same period in 2007. The decrease in non-interest income for the first nine months of 2008 compared to the same period last year is primarily attributable to a decrease in gains on the sale of mortgage loans. Gains on sale of mortgage loans decreased $374 thousand, or 32.0% to $794 thousand in the first nine months of 2008 compared to $1.2 million in the first nine months of 2007. This decrease is attributable to the decrease in mortgage loans originated for sale by the mortgage company. Mortgage loans originated for sale decreased $50.9 million to $141.4 million in the first nine months of 2008 from $192.3 million in first nine months of 2007, reflecting the current conditions in the residential mortgage market. Other components of non-interest income include fees on deposit accounts, which decreased $30 thousand or 11.8% to $225 thousand in the first nine months of 2008 from $255 thousand in the same period of 2007. Other income increased by $33 thousand, or 8.0% to $448 thousand in the first nine months of 2008 from $415 thousand in the first nine months of 2007. This increase is primarily attributable to the increase in income from bank owned life insurance of $39 thousand.

     Non-Interest Expense. For the quarter ended September 30, 2008, non-interest expense decreased $78 thousand from the same period last year. The decrease in non-interest expense in the third quarter of 2008 was attributable to a decrease of $51 thousand in salaries and benefits, $27 thousand in stationery and supplies, $4 thousand in other operating expense, $3 thousand in occupancy expense and $3 thousand in advertising and business promotions compared to the comparable period of 2007. These decreases were partially off-set by an increase of $10 thousand in data processing compared to the comparable period of 2007.

     For the nine months ended September 30, 2008, non-interest expense decreased $3 thousand from the same period last year. The decrease in non-interest expense in the first nine months of 2008 was attributable to a decrease of $86 thousand in advertising and business promotions, $66 thousand in stationery and supplies and $30 thousand in salaries and benefits over the comparable period of 2007. These decreases were partially offset by an increase of $116 thousand in other operating expense, $33 thousand in occupancy expense and $30 thousand in data processing compared to the comparable period of 2007.

     The decline in non-interest expense during the current three and nine month periods reflects management’s cost control efforts during the current uncertain economy.

     Income Taxes. Income tax expense decreased $20 thousand to $176 thousand for the three months ended September 30, 2008 as compared to $196 thousand for the same period in 2007. The decrease is a result of the Company’s lower income for the quarter ended September 30, 2008 and the Company taking full advantage of its tax planning strategies. The effective tax rate for the three months ended September 30, 2008 was 29.3% compared to 28.0% for the three months ended September 30, 2007.

     For the nine months ended September 30, 2008 income tax expense decreased $167 thousand to $499 thousand as compared to $666 thousand for the same period in 2007. The decrease is a result of the Company’s lower income for the nine months ended September 30, 2008 and the Company taking full advantage of its tax planning strategies. The effective tax rate for the nine months ended September 30, 2008 was 28.8% compared to 29.9% for the nine months ended September 30, 2007.

FINANCIAL CONDITION

September 30, 2008 as compared to December 31, 2007

     Total assets increased $1.0 million at September 30, 2008, to $286.5 million from total assets of $285.5 million at December 31, 2007. Increases in total assets include increases of $8.1 million in interest bearing deposits, $1.6 million in net loans, $1.6 million in loans held for sale and $200 thousand in federal funds sold. These increases were partially offset by decreases of $5.9 million in investment securities available for sale, $5.1 million in cash and due from banks and $1.6 million in investment securities held to maturity. Total deposits decreased $7.6 million from $244.7 million at year-end 2007 to $237.1 million at September 30, 2008. The Bank’s borrowings, in the form of Federal Home Loan advances, increased by $8.0 million to $11.0 million at September 30, 2008 from $3.0 million at year end 2007. During the fourth quarter of 2007 and the first quarter of 2008, the Company made a strategic asset liability decision to utilize borrowings as a cost efficient source of funding.

     Total loans, net at September 30, 2008 increased $1.6 million to $206.9 million from $205.3 million at year-end 2007. The increase in and composition of the loan portfolio, by category, as of September 30, 2008 compared to December 31, 2007 is as follows: Commercial real estate loans increased $2.9 million, or 3.5% to $84.7 million, commercial loans decreased by $3.6 million or 32.0% to $64.2 million, home equity loans decreased by $778 thousand, or 1.6% to $47.1 million and residential mortgage loans increased by $3.1 million, or 32.0%, to $12.8 million. Installment loans decreased by $148 thousand, or 11.9%, to $1.1 million.

     The following schedule presents the components of loans, net of unearned income, for each period presented:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial and Industrial	$64,200	30.6%	$67,767	32.5%
Real Estate-Non Residential Properties	84,703	40.4%	81,848	39.3%
Residential Properties (1-4 Family)	12,763	6.1%	9,652	4.6%
Consumer and installment	1,099	0.5%	1,247	0.6%
Home equity	47,084	22.4%	47,862	23.0%

Gross loans	209,849	100.0%	208,376	100.0%

Deferred costs	140		82

Total loans	209,989		208,458
Less: Allowance for loan losses	3,059		3,201

Net Loans	$206,930		$205,257

     Federal funds sold increased by $200 thousand to $6.0 million at September 30, 2008 from $5.8 million at December 31, 2007.

     Securities available for sale decreased $5.9 million, or 21.1%, from $28.0 million at year-end 2007 to $22.0 million at September 30, 2008. Securities held to maturity decreased $1.6 million, or 11.8%, from $13.6 million at December 31, 2007 to $12.1 million at September 30, 2008. The Company purchased $10.7 million in new securities in the first nine months of 2008 and $18.1 million in securities matured, were called or were prepaid. There was $3 thousand in recorded unrealized losses, net of taxes, in the available for sale portfolio and $77 thousand in net amortization expenses during the first nine months of 2008. The proceeds of investment securities held to maturity and available for sale called or matured were used to fund loans originated and to offset the decline in deposits.

     Total deposits decreased $7.6 million, or 3.1%, to $237.1 million during the first nine months of 2008 from $244.7 million for the year ended December 31, 2007. NOW deposits decreased by $21.8 million, savings deposits increased by $2.5 million, and demand deposits decreased by $2.6 million. Money market deposits decreased $1.4 million and time deposits increased $15.8 million. The decrease in deposits is primarily related to the payout of funds held in accounts at the Bank pending consummation of certain customer transactions that closed during the second quarter of 2008 and the run off of time deposits originated at promotional rates in connection with the opening of the Bank's Long Valley and Madison branches. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

ASSET QUALITY

     At September 30, 2008, total non-performing assets, which are composed solely of non accrual loans, declined $1.1 million to $2.0 million compared to $3.0 million at December 31, 2007. The decrease reflects a $510 thousand charge off and a $563 thousand pay down of principal. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	September 30, 2008	December 31, 2007
	(dollars in thousands)

Non-accrual loans	$1,963	$3,036
Non-accrual loans to total loans	0.94%	1.46%
Non-performing assets to total assets	0.69%	1.06%
Allowance for loan losses
as a % of non-performing loans	156%	105%
Allowance for loan losses to total loans	1.46%	1.54%

Non-Performing Assets

     Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $2.0 million in non-performing assets at September 30, 2008 and $3.0 million at December 31, 2007.

     The bank holds title to a property taken by deed-in-lieu of foreclosure, classified as other real estate owned, with a value of $297 thousand as of September 30, 2008. The property is located in Essex county and has been written down to its estimated value.

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

     At September 30, 2008, the allowance for loan losses decreased $142 thousand to $3.1 million compared to $3.2 million at year end December 31, 2007. There were $510 thousand in charge offs and $3 thousand in recoveries reported in the first nine months of 2008. The allowance for loan losses as a percentage of total loans was 1.46% at September 30, 2008 compared to 1.54% at December 31, 2007.

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

At September 30 2008, our interest rate sensitivity gap is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

	Interest Rate Sensitivity Gap September 30, 2008 (in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL

Investment securities	$1,723	$2,312	$12,727	$17,338	$34,100
Loans held for sale	4,624	-	-	-	4,624
Loans	75,706	20,613	78,139	35,391	209,849
Federal funds sold	6,000	-	-	-	6,000
Interest bearing deposits at other banks	8,203	-	-	-	8,203

Total interest earning assets	96,256	22,925	90,866	52,729	262,776
Non-interest earning assets	-	-	-	-	23,746

Total assets	-	-	-	-	$286,522

Interest bearing transactions deposits	$138,752	$ -	$ -	$ -	$138,752
Certificates of deposit	7,615	20,033	19,587	-	47,235
Federal Home Loan Bank advances	-	-	-	11,000	11,000

Total interest bearing liabilities	146,367	20,033	19,587	11,000	196,987
Non-interest bearing liabilities	-	-	-	-	52,721

Total liabilities	-	-	-	-	249,708

Stockholders’ equity	-	-	-	-	36,814

Total liabilities and stockholders’ equity	-	-	-	-	$286,522

Interest sensitivity gap per period	$(50,111)	$ 2,892	$71,279	$41,729	$65,789
Cumulative interest sensitivity gap	$(50,111)	$(47,219)	$24,060	$65,789	$65,789

Cumulative gap as a percentage of total interest earning assets	(19.1)%	(18.0)%	9.2%	25.0%	25.0%

Cumulative interest earning assets as a percentage of cumulative
interest bearing liabilities	65.8%	71.6%	112.9%	133.4%	133.4%

LIQUIDITY MANAGEMENT

     At September 30, 2008, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At September 30, 2008, liquid assets (cash and due from banks, federal funds sold, and investment securities available for sale) were approximately $45.2 million, which represents 15.8% of total assets and 18.2% of total deposits and borrowings.

     It is management’s intent to fund future loan demand primarily with deposits. In addition, the Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $71.6 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding from the FHLB at September 30, 2008). At September 30, 2008 outstanding commitments to extend credit were $92.7 million and available line of credit balances totaled $21.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders' equity increased to $36.8 million at September 30, 2008, primarily through net income of $1.2 million and $890 thousand in the exercise of common stock options offset by the repurchase of $1.2 million of common stock pursuant to the Company’s previously announced repurchase plan and the payment of cash dividends of $703 thousand during the first nine months of 2008. Activity in stockholders’ equity consisted of a decrease in accumulated deficit of $499 thousand which primarily represents net income of $1.2 million earned during the first nine months of 2008 offset by a cash dividend payment of $703 thousand. Accumulated comprehensive loss increased by $7 thousand resulting from a net change in unrealized loss on securities available for sale. Common stock increased by $890 thousand from the exercise of stock options and $17 thousand from stock based compensation during the first nine months of 2008.

     At September 30, 2008 the Company and the Bank exceeded each of the regulatory capital requirements applicable to them. The table below presents the capital ratios at September 30, 2008, for the Company and the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$29,486	10.67%	$11,049	4.00%
Tier 1 – Risk Based	$29,486	11.65%	$10,128	4.00%
Total Risk - Based	$32,545	12.85%	$20,256	8.00%

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) and (b) - none

(c)	In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October 2007 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	21,000	8.95	21,000	276,858
August 1 – August 31	12,761	8.80	12,761	264,097
September 1 – September 30	36,500	8.90	36,500	227,597

Total	70,261	$ 8.89	70,261	227,597

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

SOMERSET HILLS BANCORP

Date: November 7, 2008	By: /s/ Gerard Riker

GERARD RIKER
Executive Vice President and
Chief Financial Officer