Form 10-K
period 2008-12-31
SOMERSET HILLS BANCORP
filed 2009-03-20
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒  (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     As of June 30, 2008, the aggregate market value of voting and non-voting equity held by non-affiliates was $42.0 million.

     As of March 10th, 2009 there were 5,180,012 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	10-K Item	Document Incorporated
Item 10.	Directors and Executive Officers	Proxy Statement for 2009 Annual Meeting
	of the Registrant	of Shareholders to be filed no later than
April 30, 2009.

Item 11.	Executive Compensation	Proxy Statement for 2009 Annual Meeting
of Shareholders to be filed no later than
April 30, 2009.

Item 12.	Security Ownership of Certain	Proxy Statement for 2009 Annual Meeting
	Beneficial Owners and Management	of Shareholders to be filed no later than
	And Related Stockholder Matters	April 30, 2009.

Item 13.	Certain Relationships and Related	Proxy Statement for 2009 Annual Meeting
	Transactions	of Shareholders to be filed no later than
April 30, 2009.

Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2009 Annual Meeting
of Shareholders to be filed no later than
April 30, 2009.

PART I

ITEM 1.  Description of Business

General

     Somerset Hills Bancorp (the “Company”) is a one-bank holding company incorporated under the laws of New Jersey in January 2000 to serve as the holding company for Somerset Hills Bank (the “Bank”). We were organized at the direction of the Board of Directors of the Bank. Effective January 1, 2001, Somerset Hills Bancorp acquired all of the capital stock of the Bank and became a bank holding company under the Bank Holding Company Act of 1956, as amended. Our only significant operation is our investment in the Bank. Our main office is located at 155 Morristown Road, Bernardsville, New Jersey and our telephone number is (908) 630-5029.

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

     The Bank’s deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. Our mortgage company’s operations are subject to regulation by the New Jersey Department of Banking and Insurance, the Departments of Banking in Florida, New York and Pennsylvania as well as the Department of Housing and Urban Development and the Veterans Administration.

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

     In addition, the Bank has established a wealth management subsidiary pursuant to which it offers insurance services, securities brokerage and investment advisory services on a non-proprietary basis under the terms of an agreement with Mass Mutual, its affiliated securities brokerage and its locally affiliated agents. The Bank has also established a title insurance agency joint venture which offers traditional title agency services in connection with commercial real estate transactions. The Bank is a 50 percent owner of the joint venture.

Service Area

     The service area of the Bank primarily consists of Somerset, Morris and Union Counties, New Jersey, although we make loans throughout New Jersey. The Bank operates through its main office in Bernardsville, New Jersey, and its branch offices located in Long Valley, Madison, Mendham, Morristown and Summit, New Jersey.

     Our mortgage company subsidiary originates loans primarily throughout New Jersey, and to a lesser degree, New York, Pennsylvania and Florida. The mortgage company operates out of its main office in West Orange, New Jersey, and loan origination office located in Edison, New Jersey.

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

Employees

     At December 31, 2008 and 2007, we employed 56 and 84 full-time employees and 7 and 6 part-time employees, respectively. The decline in employees was the result of our cost saving measures at our mortgage company subsidiary. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

     In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. This minimum leverage requirement only applies to bank holding companies on a consolidated basis if the risk based capital requirements discussed above apply. We do not have a minimum consolidated capital requirement at the holding company level at this time.

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

Insurance of Deposits

     During the third quarter of 2008, Congress adopted the Emergency Economic Stabilization Act (the “EESA”) to address the dysfunctional credit markets. The EESA authorized the Troubled Asset Relief Program (“TARP”) which was designed to provide capital to financial institutions and purchase troubled mortgages from institutions. The U.S. Department of Treasury’s Capital Purchase Program (“CPP”) authorized the Treasury to purchase newly issued preferred stock and common stock purchase warrants from financial institutions or their holding companies. In addition, the Act authorized a temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account. In addition, the FDIC implemented a program to insure all deposits held in noninterest-bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC. Both increases in deposit insurance will expire on December 31, 2009, unless extended, and the prior limits, described below, will go back into effect. The Bank elected not to opt out of this program, and is paying the required additional assessment.

     Prior to the fall of 2008, the Bank’s deposits were insured up to a maximum of $100,000 per depositor ($250,000 per IRA account) under the Deposit Insurance Fund of the FDIC. Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), the FDIC has established a risk-based assessment system. Premium assessments under this system are based upon; (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund. To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

     The FDIC has significantly increased deposit insurance assessment rates, commencing in the second quarter of 2009. As increased, the adjusted base assessment rates will range from 12 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the Bank will pay a special assessment of 10 basis points of the amount of deposits in excess of $250,000 held in non-interest bearing transactional accounts under the enhanced insurance program discussed above. Finally, the FDIC has proposed a special assessment equal to twenty (20) basis points of insured deposits as of June 30, 2009, to be paid on September 30, 2009. This proposal has not yet been finalized. The FDIC in this proposal has also reserved the right to impose one or more additional special assessments of ten (10) basis points if needed to recapitalize the Deposit Insurance Fund.

     For the year ended December 31, 2008 we paid $170,746 in deposit insurance premiums to the FDIC.

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

     In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. Under these guidelines, a bank must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other banks are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

Dividends

     As long as the operations of the Bank remain our primary source of income, our ability to pay dividends will be affected by any legal or regulatory limitations on the Bank’s ability to pay dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums. During 2005, we commenced paying quarterly cash dividends of $0.02 per share, increased the dividend in 2006 to $0.03 per share, increased the dividend in 2007 to $0.04 per share and increased the dividend in 2008 to $0.05 per share. As discussed below under Legislative and Regulatory Changes, on January 16, 2009, the Company completed a transaction with the U.S. Treasury under the CPP through which the Treasury purchased $7.4 million in preferred stock from the Company. As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock. As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced.

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

LEGISLATIVE AND REGULATORY CHANGES

     On October 8, 2008, the Emergency Economic Stabilization Act (the “EESA”) was signed into law. On October 14, 2008, the United States Treasury (the “UST”) announced its Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”). Under the CPP, the UST will purchase shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%. In addition, participating institutions must issue to the UST common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST’s preferred stock investment. The Company elected to participate in the CPP, and on January 16, 2009, it issued $7.4 million in preferred stock to the U.S. Treasury. In addition, the Company issued to the Treasury common stock purchase warrants permitting the Treasury to purchase up to 163,065 shares of the Company’s common stock, no par value, at an exercise price of $6.82 per share, for an aggregate purchase price of approximately $1,112,103.30. Prior to January 16, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to (i) increase the dividend on its common stock or (ii) redeem, purchase or acquire any shares of common stock or other equity or capital securities of the Company, or any trust preferred securities issued by the Company or an affiliate of the Company, other than the preferred stock, in connection with benefit plans consistent with past practice and certain other circumstances specified in the Company’s agreement with the Treasury.

     On February 16, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was adopted. Among other things, the ARRA amended various provisions of the EESA to, among other things, substantially restrict executive compensation for those entities that participate in the CPP, including those institutions that participated prior to the adoption of the ARRA, impose more stringent reporting requirements on such institutions and require such institutions to permit their shareholders to have a non-binding, advisory vote on executive compensation.

     On July 30, 2002, the Sarbanes-Oxley Act, or “SOX” was enacted. SOX is not a banking law, but applies to all public companies, including Somerset Hills Bancorp. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far reaching U.S. securities legislation enacted in some time. SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended.

     SOX includes very specific additional disclosure requirements and new corporate government rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. SOX addresses, among other matters:

  audit committees;

  certification of financial statements by the chief executive officer and the chief financial officer;

  management’s assessment of a company’s internal controls over financial reporting, and a company’s auditor’s certification of such assessment;

  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  a prohibition on insider trading during pension plan black out periods;

  disclosure of off-balance sheet transactions;

  a prohibition on personal loans to officers and directors, unless subject to Federal Reserve Regulation O;

  expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

  disclosure of whether or not a company has adopted a code of ethics;

  “real time” filing of periodic reports;

  auditor independence; and

  various increased criminal penalties for violations of securities laws.

     Complying with the requirements of SOX as implemented by the SEC has and will continue to increase our compliance costs and could make it more difficult to attract and retain board members.

     On October 26, 2001, a new anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. This law restricts money laundering by terrorists in the United States and abroad. This act specifies new “know your customer” requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

ITEM 1A.  Risk Factors

Risks affecting Our Business:

The nationwide recession may adversely affect our business by reducing real estate values on our trade area and stressing the ability of our customers to repay their loans.

     Our trade area, like the rest of the United States, is currently experiencing economic contraction. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability or both commercial and consumer customers to repay their loans, and have, and may in the future, result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

Our FDIC deposit insurance premiums have increased and may continue to increase, substantially increasing our non-interest expense.

     During 2008 and 2009, the FDIC has significantly increased its assessments for deposit insurance due to the weakness in the economy and the increased number of bank failures. In 2007, we paid $130,018 in deposit insurance assessments, and in 2008 this increased to $170,746. The FDIC has already announced an increased assessment, to go into effect for the second quarter of 2009, which will raise insurance premiums for the healthiest banks by 7 basis points. Banks like the Bank that have opted to remain eligible for the FDIC’s increased insurance program for non-interest bearing deposit must also pay an assessment of 10 basis points of the amount of non-interest bearing deposits in excess of $250,000. Finally, the FDIC has proposed a special assessment of 20 basis points of insured deposits as of June 30, 2009, to be paid September 30, 2009, with the possibility of an additional 10 basis point special assessment later in 2009. This proposal has not yet been finalized. Had the proposed special assessment been in effect on our deposits at December 31, 2008, we would have paid $489,104. These additional costs will adversely affect our results of operations.

A flattening of the yield curve may reduce our net-interest margin and net-interest spread, which could negatively impact our results of operations.

     The yield curve is currently positively sloped. If the yield curve flattens, i.e., short term rates rise relative to longer-term rates, our net interest margin and net-interest spread may contract, since most of our funding (our deposits) are short-term, while our assets (our loans) are longer-term obligations. A contraction of our net interest margin and net interest spread will reduce net interest income and negatively impact our results of operations.

Our earnings may not grow if we are unable to successfully attract core deposits and lending opportunities and exploit opportunities to generate fee-based income.

     Historically, the growth of our loans and deposits has been the principal factor in our increase in net-interest income. In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted. Our ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income. Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest-rate trends.

Our business strategy could be adversely affected if we are not able to attract and retain skilled employees and manage our expenses.

     We expect to continue to experience growth in the scope of our operations and, correspondingly, in the number of our employees and customers. We may not be able to successfully manage our business as a result of the strain on our management and operations that may result from this growth. Our ability to manage this growth will depend upon our ability to continue to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. As discussed above under “Business — Legislative and Regulatory Changes”, the ARRA imposes new and additional restrictions on executive compensation for institutions, like the Company, that participate in the CPP. Among other restrictions, institutions are prohibited from paying severance to their senior executive officers. These restrictions may make it more difficult for us to attract and retain senior management.

Risks Related to the Banking Industry:

Changes in local economic conditions could adversely affect our loan portfolio.

     Our success depends to a great extent upon the general economic conditions of the local markets that we serve. Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in our central New Jersey trade area, so any decline in the economy of this specific region could have an adverse impact on us.

     Our loans, the ability of borrowers to repay these loans and the value of collateral securing these loans, are impacted by economic conditions. Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government. We cannot assure you that continued negative trends or developments will not have a significant adverse effect on us.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

     The risk of non-payment (or deferred or delayed payment) of loans is inherent in commercial banking. Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2008, the Company’s allowance for loan losses was $2.8 million. The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

     Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations. Risks within the loan portfolio are analyzed on a continuous basis by management; and, periodically, by an independent loan review function and by the Audit Committee. A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly and as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and have in the past required an increase in our allowance for loan losses. Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

We are in competition with many other banks, including larger commercial banks which have greater resources than us.

     The banking industry within our trade area is highly competitive. The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions. In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition. A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers. In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently-formed banks seeking to compete as “home town” institutions. Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

The laws that regulate our operations are designed for the protection of depositors and the public, but not our stockholders.

     The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities and generally have been promulgated to protect depositors and the deposit insurance funds and to foster economic growth and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change. We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

We may be subject to higher operating costs as a result of government regulation.

     We are subject to extensive federal and state legislation, regulation and supervision which are intended primarily to protect depositors and the Federal Deposit Insurance Company’s Deposit Insurance Fund, rather than investors. Legislative and regulatory changes may increase our costs of doing business; or, otherwise, adversely affect us and create competitive advantages for non-bank competitors.

We cannot predict how changes in technology will impact our business.

     The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

  telecommunications;

  data processing;

  automation;

  Internet-based banking;

  Telephone banking; and

  debit cards and so-called “smart cards.”

     Our ability to compete successfully in the future will depend on whether we can anticipate and respond to technological changes. To develop these and other new technologies, we will likely have to make additional capital investments. Although we continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

The Company’s information systems may experience an interruption or breach in security.

     The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer-relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability; any of which could have a material adverse affect on the Company’s financial condition and results of operations.

ITEM 1B.  Unresolved Staff Comments

     There are no unresolved staff comments.

ITEM 2.  Description of Property

     The Bank owns its main office in Bernardsville and branch office in Long Valley, New Jersey, and leases its Madison, Mendham, Morristown and Summit, New Jersey branch offices. In addition, the Bank leases the main office of Sullivan Financial Services, Inc. in West Orange, NJ and a branch office in Edison, NJ listed below. The following table sets forth certain information regarding the properties of the Bank:

Owned Properties
Location	Square Feet
Bernardsville	14,000
Long Valley	1,200

Leased Properties

Location	Square Feet	Monthly Rental	Expiration of Term
Madison	4,000	$10,000	2016
Mendham	2,500	$9,501	2010
Morristown	2,379	$4,758	2013
Summit	4,016	$9,167	2009
West Orange(1)	5,756	$9,833	2010
Edison(2)	1,775	$2,958	2010

(1)	Main office of Sullivan

(2)	Branch office of Sullivan

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of registrant’s shareholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. Market for the Common Equity and Related Stockholder Matters

     The Company’s common stock is currently traded on Nasdaq Global Market under the symbol “SOMH.”

     The following table shows the high and low sale prices for the common stock as reported on the Nasdaq from January 1, 2007 through December 31, 2008.

	Sales Price(1)		Dividends Declared
	High	Low
	2008
First Quarter	$12.04	$9.52	$0.04
Second Quarter	10.96	8.97	0.05
Third Quarter	9.13	7.56	0.05
Fourth Quarter	10.00	7.47	0.05

	2007
First Quarter	$13.54	$12.02	$0.03
Second Quarter	13.33	11.43	0.04
Third Quarter	12.96	10.71	0.04
Fourth Quarter	14.67	10.71	0.04

(1)	The prices quoted above have been adjusted to reflect the 5% stock dividend declared in April 2007 and paid in May 2007 and 5% stock dividend declared in April 2008 and paid in May 2008.

     As of December 31, 2008, there were 204 record holders of our common stock.

     During 2005, we commenced paying quarterly cash dividends of $0.02 per share, increased the quarterly dividend in 2006 to $0.03 per share, increased the quarterly dividend in 2007 to $0.04 per share and in 2008 increased the dividend to $0.05 per share. On January 16, 2009, the Company completed a transaction with the U.S. Treasury under the CPP through which the Treasury purchased $7.4 million in preferred stock from the Company. As part of the CPP, the Company’s future ability to pay cash dividends is limited for so long as the Treasury holds the preferred stock. As so limited the Company may not increase its quarterly cash dividend above $0.05 per share, the quarterly rate in effect at the time the CPP program was announced.

     In February 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October 2007 the Board increased this program by another 250,000 shares. In connection with the Company’s participation in the CPP, the Company is prohibited form repurchasing shares of its common stock for so long as the U.S. Treasury holds the preferred stock issued by the Company. The Company has therefore suspended its repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	20,000	$7.55	20,000	207,597
November 1 – November 30	—	—	—	207,597
December 1 – December 31	—	—	—	207,597

Total	20,000	$7.55	20,000	207,597

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

	Years Ended December 31,
	2008	2007	2006	2005	2004

Selected Operating Data:
Total interest income	$14,988	$17,867	$15,782	$11,605	$8,202
Total interest expense	4,275	7,142	6,054	3,194	2,019

Net interest income	10,713	10,725	9,728	8,411	6,183
Provision for loan losses	515	1,031	201	392	225

Net interest income after provision
for loan loss	10,198	9,694	9,527	8,019	5,958
Other income	1,747	2,386	2,869	2,939	2,845
Other expenses	9,780	11,159	9,022	8,414	7,331

Income before income taxes	2,165	921	3,374	2,544	1,472
Income tax expense	599	539	1,176	429	113

Net income	$1,566	$382	$2,198	$2,115	$1,359

(1)Net income — Basic	$0.30	$0.07	$0.53	$0.56	$0.37
(1)Net income — Diluted	$0.30	$0.07	$0.46	$0.49	$0.32

(1)	All per share data has been restated to reflect the 5% stock dividends declared in 2004, 2005, 2006, 2007 and 2008.

	At December 31,
	2008	2007	2006	2005	2004

Selected Financial Data:
Total Assets	$299,663	$285,470	$289,428	$245,926	$181,876
Net Loans	208,427	205,257	190,398	165,118	131,039
Total Deposits	249,760	244,673	250,221	208,244	154,875
Stockholders’ Equity	37,529	36,621	37,896	25,305	23,048

	2008	2007	2006	2005	2004
Selected Financial Ratios:
Return on Average Assets (ROA)	0.56%	0.13%	0.86%	1.00%	0.76%
Return on Average Equity (ROE)	4.24%	1.01%	7.62%	8.82%	6.09%
Equity to Total Assets at Year-End	12.52%	12.83%	13.09%	10.29%	12.67%

ITEM 7.  Management’s Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

     Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A — Risk Factors as well as the following factors:

  the success or failure of our efforts to implement our business strategy;

  the effect of changing economic conditions and in particular changes in interest rates;

  changes in government regulations, tax rates and similar matters;

  our ability to attract and retain quality employees; and

  other risks which may be described in our future filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2008 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

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

OVERVIEW AND STRATEGY

     The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, an interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the Paramount Checking Account is higher than the rate offered on most interest paying checking accounts by the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. Core accounts consist of noninterest-bearing deposits-demand, NOW, money market and savings accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions. Another component to the Bank’s core account acquisition strategy is the generation of deposit accounts which result from new commercial loan customers who move their deposit relationship to the bank and the continued expansion of the Bank’s Escrow Ease product. Escrow Ease is specially designed to meet the trust account needs of attorneys, realtors and title companies. At December 31, 2008, the core accounts represented 76.8% of total deposit accounts.

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

     For the year ended December 31, 2008, the Company earned net income of $1.6 million or $0.30 per diluted and basic share, compared to net income of $382 thousand, or $0.07 per diluted and basic share for 2007. The increase in 2008 income reflects the Company’s write off of $1.2 million in goodwill associated with the 2000 acquisition of Sullivan Financial Services, its mortgage banking unit in the fourth quarter of 2007, and a $516,000 decrease in the provision for loan losses in 2008 compared to 2007. The Company’s performance in 2008 also reflects a substantial decrease in interest income from the loan portfolio due to a decrease in loan rates partially offset by decreased interest expense, reflecting a decrease in deposit rates.

RESULTS OF OPERATIONS — 2008 versus 2007

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

Net Income

     For the year ended December 31, 2008, the Company had net income of $1.6 million or $0.30 per basic share compared to net income of $382 thousand or $.07 per basic share for the year ended December 31, 2007. All per share data has been restated to reflect all subsequent stock dividends.

Net Interest Income

     Net interest income remained constant at $10.7 million from 2007 to 2008. Total interest income decreased 16.2% or $2.9 million from $17.9 million in 2007 to $15.0 million in 2008. This decrease in interest income was partially offset by a decrease of 39.4% or $2.8 million in total interest expense to $4.3 million in 2008 from $7.1 million in 2007. The decrease in total interest income was the result of a decline in average interest earning assets and lower yields resulting from the reduction in short-term market rates during the year. The decrease in rate on average interest earning assets was responsible for $2.8 million of the decline in total interest income, as the average yield of the Company’s interest earning assets decreased from 6.69% in 2007 to 5.77% in 2008.

     Total average interest earning assets decreased $7.2 million or 2.7% from an average of $267.0 million in 2007 to an average of $259.8 million in 2008. We experienced a decline in average securities during 2008 of $10.1 million, a decrease in average volume for Federal funds sold of $6.8 million and a decline in average loans held for sale of $1.8 million. These decreases were partially offset by an increase of $9.3 million in the average balance of loans.

     Average total interest-bearing liabilities decreased by $10.9 million in 2008, consisting of a decrease of $21.4 million in average interest bearing demand deposits and $1.9 million in money market deposits. The decrease in interest expense of $2.8 million resulted from the decreases in average balances as well as the decrease in rate on interest-bearing liabilities. Average FHLB borrowings increased to $11.1 million in 2008 from $422 thousand in 2007.

     The net interest margin for the year ended December 31, 2008 was 4.12% compared to 4.02% for 2007. The increase in net interest margin was due primarily to a decrease in the rate paid on our interest-bearing liabilities while the yield on our interest-earning assets declined at a slower pace. The average yield on earning assets for 2008 was 5.77% or 92 basis points lower than the 6.69% for 2007. The 2008 average cost of interest-bearing liabilities was 2.19%, or 127 basis points lower than the 3.46% for 2007. The net interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 35 basis points from 3.23% in 2007 to 3.58% in 2008. This increase was the result of the Company’s ability to decrease rates on interest bearing liabilities at a faster rate than the decline in interest rates on earning assets.

Average Balance Sheets

     The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2008, 2007, and 2006, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

	For the years ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
ASSETS:
Interest-Earning Assets:
Cash and due from banks	$2,634	$25	0.93%	$957	$47	4.94%	$786	$38	4.84%
Loans receivable	208,116	12,740	6.12	198,807	14,320	7.20	179,130	12,974	7.24
Investment securities	38,793	1,834	4.73	48,929	2,490	5.09	41,459	1,954	4.71
Loans held for sale	3,905	238	6.11	5,705	360	6.30	9,645	627	6.50
Restricted Stock	865	45	5.16	344	25	7.29	527	31	5.84
Federal funds sold	5,462	106	1.94	12,295	625	5.08	3,069	158	5.16

Total interest earning assets	259,775	14,988	5.77%	267,037	17,867	6.69%	234,616	15,782	6.73%
Non-interest earning assets	24,672			27,134			21,985
Allowance for loan losses	(3,073)			(2,205)			(2,104)

TOTAL ASSETS	$281,374			$291,966			$254,497

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Interest bearing demand deposits	$121,153	$2,140	1.77%	$142,641	$4,777	3.35%	$116,346	$3,745	3.22%
Savings accounts	5,426	45	0.83	5,305	72	1.35	6,421	97	1.51
Money Market accounts	17,375	261	1.50	19,259	481	2.50	24,255	766	3.16
Certificates of deposit	39,785	1,444	3.63	38,644	1,795	4.65	28,045	1,174	4.19
FHLB advances	11,109	373	3.36	422	17	3.92	5,399	271	5.02
Federal funds purchased	506	12	2.39	—	—	—	14	1	4.69

Total interest bearing liabilities	195,354	4,275	2.19%	206,271	7,142	3.46%	180,480	6,054	3.35%
Non-interest bearing deposits	48,055			46,505			43,640
Other liabilities	993			1,461			1,542

Total liabilities	244,402			254,237			225,662
Stockholders’ Equity	36,972			37,729			28,835

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$281,374			$291,966			$254,497

Net Interest Income		$10,713			$10,725			$9,728

Net Interest Rate Spread(1)			3.58%			3.23%			3.38%
Net Interest Margin(2)			4.12%			4.02%			4.15%
Ratio of Average Interest-Earning
Assets to Average Interest-Bearing
Liabilities	132.98%			129.46%			130.00%

(1)	Net Interest Rate Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.

(2)	Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

Rate/Volume Analysis

     The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008 versus 2007			Year Ended December 31, 2007 versus 2006
	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest Income:
Cash and due from banks	$16	$(38)	$(22)	$8	$1	$9
Loans	570	(2,150)	(1,580)	1,425	(79)	1,346
Securities	(479)	(176)	(655)	352	184	536
Loans held for sale	(110)	(12)	(122)	(256)	(11)	(267)
Restricted stock	26	(7)	19	(11)	5	(6)
Federal funds sold	(133)	(386)	(519)	476	(9)	467

Total interest income	$(110)	$(2,769)	$(2,879)	$1,994	$91	$2,085

Interest Expense:
Interest bearing deposits	$(380)	$(2,257)	$(2,637)	$847	$185	$1,032
Savings accounts	1	(28)	(27)	(17)	(8)	(25)
Money Market accounts	(29)	(192)	(221)	(158)	(127)	(285)
Certificates of deposit	42	(393)	(351)	444	177	621
FHLB advances	359	(2)	357	(250)	(4)	(254)
Federal funds purchased	12	—	12	(1)	—	(1)

Total interest expense	5	(2,872)	(2,867)	865	223	1,088

Net interest income	$(115)	$103	$(12)	$1,129	$(132)	$997

Provision for Loan Losses

     For the year ended December 31, 2008, the Company’s provision for loan losses was $515 thousand, a decrease of $516 thousand from the provision of $1.0 million for the year ended December 31, 2007. The reduced provision primarily reflects the decrease in non accrual loans from $3.0 million for the year ended December 31, 2007 to $1.4 million for the year ended December 31, 2008. The change in the provision for loan losses reflects management’s judgment concerning the risks inherent in the Company’s existing portfolio and the size of the allowance necessary to provide for probable losses inherent in the portfolio. The provision reflects management’s current view of current economic conditions, borrowers’ financial condition and growth of the Bank’s loan portfolio. The allowance for loan losses was approximately $2.8 million at December 31, 2008, representing 1.33% of total outstanding loans. The allowance for loan losses at December 31, 2007 was approximately $3.2 million or 1.54% of total outstanding loans at that date.

Non-Interest Income

     Our non-interest income consists primarily of gains on sales of mortgage loans originated by our mortgage company subsidiary. For the year ended December 31, 2008, our non-interest income decreased by $639 thousand from the prior year. For the year ended December 31, 2008, we recognized $1.7 million in total non-interest income, a decrease of 26.8% from the comparable period in 2007. The decline primarily reflects the state of the residential mortgage market during 2008, as housing activity, and so mortgage activity, substantially declined and loss on sale of other real estate owned.

     Other components of non-interest income include fees on deposit accounts, which decreased $16 thousand or 4.9%, to $313 thousand from $329 thousand in 2007. In addition, our other income increased by $12 thousand, or 2.1%, to $593 thousand for the year ended December 31, 2008. The increase primarily reflects income received from the change in value of bank owned life insurance, which increased $38 thousand or 12.3% to $348 thousand from $310 thousand in 2007. There was also a loss on sale of other real estate owned of $109 thousand in 2008 versus no loss in 2007.

Non-Interest Expenses

     For the year ended December 31, 2008, our non-interest expense decreased $1.4 million or 12.5% to $9.8 million compared to $11.2 million for the year ended December 31, 2007. The decrease primarily reflects the write off of goodwill of $1.2 million for the year ended December 31, 2007. In addition there were decreases in salaries and employee benefits of $22 thousand, or 0.4%, to $5.1 million in 2008 from $5.2 million in 2007. Printing and supplies expense decreased $93 thousand, or 33.7%, to $183 thousand in 2008 from $276 thousand in 2007. Advertising and business promotion expense decreased $91 thousand, or 24.9%, to $274 thousand in 2008 from $365 thousand in 2007. Occupancy expense increased $53 thousand, or 2.8%, to $1.9 million in 2008 from $1.9 million in 2007. Data processing increased $19 thousand, or 3.6%, to $540 thousand in 2008 from $521 thousand in 2007. Other operating expenses decreased $54 thousand, or 3.0%, to $1.7 million in 2008 from $1.8 million in 2007.

Income Tax Expense

     The income tax provision for the years ended December 31, 2008 and 2007 was $599 thousand and $539 thousand, respectively. The effective tax rate for the years ended December 31, 2008 and 2007 was 27.7% and 58.5%, respectively. The decrease in the effective tax rate reflects the fact that the Company’s write off of goodwill in 2007 was not tax deductible.

Financial Condition

     Total assets at December 31, 2008 increased by $14.2 million or 5.0%, to $299.7 million compared to $285.5 million at December 31, 2007. Total loans, net were $208.4 million, loans held for sale were $2.4 million, total investment securities available for sale were $36.8 million, total investment securities held to maturity were $12.3 million and total cash and cash equivalents were $21.5 million. Total deposits at December 31, 2008 increased by $5.1 million, or 2.1% to $249.8 million compared to $244.7 million at December 31, 2007. Stockholders’ equity increased $908 thousand or 2.5%, to $37.5 million in 2008 compared to $36.6 million at December 31, 2007, reflecting the impact of earnings from 2008 operations of $1.6 million, the exercise of common stock options of $1.2 million, the payment of cash dividends of $1.0 million and the repurchase of common stock of $1.4 million.

Loan Portfolio

     Gross loans, excluding loans held for sale, grew by $2.7 million, or 1.3%, during 2008 from $208.4 million as of December 31, 2007 to $211.1 million at year-end 2008. The modest increase in gross loans was due to $57.5 million of originations of new loans and loan commitments, substantially offset by loan payoffs and pay-downs. The composition of the loan portfolio, by category, as of December 31, 2008 is as follows: 40.1% of our loans are secured by commercial real estate, 30.6% are commercial and industrial (primarily secured by liquid assets, real estate and/or business assets), 6.0% are residential mortgages secured by first liens on residential real estate and 23.3% are consumer, primarily home equity loans and home equity lines of credit secured by first or second liens. Commercial real estate loans consist primarily of loans secured by first mortgage liens on commercial property and may be used to finance the purchase, refinance or construction of such properties, and increased by $2.7 million, or 3.3%. Commercial and industrial loans are primarily secured by collateral, such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Loans secured by first liens on residential real estate are generally purchase mortgages or refinances of purchase mortgages made to existing customers of the Bank. This category, increased by $3.1 million, or 31.8%. Consumer loans primarily consist of home equity loans. Our consumer loans grew 165 thousand or 0.3% primarily due to an increase in home equity loans of 0.8% or $377 thousand to $48.2 million in 2008 from $47.9 million in 2007. Our consumer installment loans decreased by $212 thousand to $1.0 million in 2008 from $1.2 million in 2007.

     The Bank’s lending activities are generally oriented to small-to-medium sized businesses, high net worth individuals, professional practices and consumer and retail customers living and working in the Bank’s market area of Somerset, Morris and Union Counties, New Jersey. The Bank has not made loans to borrowers outside of the United States. The Bank believes that its strategy of customer service, competitive rate structures and selective marketing have enabled it to gain market entry. Bank mergers and lending restrictions at larger banks competing with the Bank have also contributed to the Bank’s success in attracting borrowers.

     The following table sets forth the classification of our loans by major category as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Commercial and industrial	$64,545	30.6%	$67,767	32.5%	$78,366	40.7%	$78,299	46.8%	$66,552	50.1%
Real Estate:
Commercial real estate properties	84,578	40.1	81,848	39.3	67,244	34.9	52,802	31.6	32,953	24.8
Residential properties	12,718	6.0	9,652	4.6	7,145	3.7	6,225	3.7	3,745	2.8
Consumer and installment	1,035	0.5	1,247	0.6	984	0.5	651	0.4	1,157	0.9
Home equity	48,239	22.8	47,862	23.0	38,832	20.2	29,324	17.5	28,464	21.4

Gross Loans	211,115	100.0%	208,376	100.0%	192,571	100.0%	167,301	100.0%	132,871	100.0%

Net deferred costs (fees)	131		82		(3)		(154)		(198)

Total loans	211,246		208,458		192,568		167,147		132,673
Less: Allowance for loan losses	2,819		3,201		2,170		2,029		1,634

Net loans	$208,427		$205,257		$190,398		$165,118		$131,039

     The following table sets forth fixed and adjustable rate loans in the loan portfolio as of December 31, 2008 in terms of contractual maturity (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total
Loans with Fixed Rate	$16,144	20,162	43,402	$79,708
Loans with Adjustable Rate	$59,931	58,605	12,871	$131,407

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

     The following table sets forth information concerning the Company’s non-performing assets as of the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Non-performing loans	$1,365	$3,036	$282	$—	$—
Other real estate owned	—	—	—	—	—

Total non-performing assets	$1,365	$3,036	$282	$—	$—

Non-performing assets to total loans	0.65%	1.46%	0.15%	0.00%	0.00%

Non-performing loans to total assets	0.46%	1.06%	0.10%	0.00%	0.00%
Allowance for loan losses as a
percentage of non-performing loans	207%	105%	770%	NM	NM

NM = Not Meaningful

     At December 31, 2008, the Company’s non-accrual loans decreased to $1.4 million from $3.0 million at December 31, 2007, and the Company’s ratio of non-performing loans to total loans decreased to 0.65% from 1.46%. The decrease in non-accrual loans primarily reflects the impact of a single credit relationship being paid down in 2008. At December 31, 2008 the Company had two non-accrual loans that consisted of one time loan and one home equity loan.

     In February, 2009, subsequent to year end, the Company resolved its largest non-performing asset, which had a balance of $1.2 million. In connection with the sale of the underlying collateral, the Company received a payment of $750 thousand, and wrote off the remaining balance of $500 thousand against a previously established specific reserve for this asset.

     Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

     As of December 31, 2008 and 2007, there were no concentrations of loans exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern New Jersey.

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

     The Company’s allowance for loan losses totaled $2.8 million and $3.2 million at December 31, 2008 and 2007, respectively. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance, beginning of year	$3,201	$2,170	$2,029	$1,634	$1,417
Charge-offs
Commercial and industrial	(898)	—	—	—	—
Real Estate	—	—	—	—	—
Consumer	(3)	(1)	(2)	(13)	(27)

Total Charge-offs	(901)	(1)	(2)	(13)	(27)
Recoveries
Commercial and Industrial	—	—	—	—	4
Real Estate	—	—	—	—	—
Consumer	4	1	—	16	15

Total Recoveries	4	1	—	16	19
Reclassification related to unused commitments	—	—	(58)	—	—
Provision charged to expense	515	1,031	201	392	225

Balance, end of year	$2,819	$3,201	$2,170	$2,029	$1,634

Ratio of net (recoveries) charge-offs to average
loans outstanding	0.43%	(0.00%)	(0.00%)	(0.00%)	0.01%
Balance of allowance as a percentage of total
loans at end of year	1.33%	1.54%	1.13%	1.21%	1.23%

     The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

Allocation of the Allowance for Loan Losses by Category

	For the years ended December 31, (dollars in thousands)
	2008			2007			2006			2005			2004
	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans
	(dollars in thousands)
Balance applicable to:
Commercial and commercial real estate	$2,240	79.5%	70.7%	$2,658	83.0%	71.8%	$1,698	78.2%	75.6%	$1,597	78.7%	78.4%	$1,195	73.1%	74.9%
Residential real estate	64	2.3	6.0	48	1.5	4.6	36	1.7	3.7	31	1.5	3.7	19	1.2	2.8
Consumer, installment and home equity Loans	489	17.3	23.3	485	15.2	23.6	398	18.3	20.7	258	12.7	17.9	306	18.7	22.3

Sub-total	$2,793	99.1	100.0	$3,191	99.7	100.0	$2,132	98.2	100.0	$1,886	92.9	100.0	$1,520	93.0	100.0
Unallocated Reserves	26	0.9	—	10	0.3	—	38	1.8	—	143	7.1	—	114	7.0	—

TOTAL	$2,819	100.0%	100.0%	$3,201	100.0%	100.0%	$2,170	100.0%	100.0%	$2,029	100.0%	100.0%	$1,634	100.0%	100.0%

Investment Securities

     The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies, obligations of U.S. States and Political Subdivisions and corporate debt securities, stock in the Federal Home Loan Bank, and equity securities of another financial institution. Corporate debt securities consist of trust preferred securities and corporate debt securities issued by Citigroup, Inc, Bank of America Corporation and Wells Fargo & Company.

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

     Management determines the appropriate classification of securities at the time of purchase. At December 31, 2008, our securities AFS totaled $36.8 million and our securities HTM totaled $12.3 million. Our investment securities portfolio increased by $8.0 million to $49.9 million at December 31, 2008 from $41.6 million at December 31, 2007. The increase was funded by liquidity generated from deposit growth and additional borrowings from the Federal Home Loan Bank.

     The following table sets forth the carrying value of the Company’s security portfolio as of the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Available for sale
U.S. Government sponsored
agency securities	$4,000	$4,013	$9,500	$9,506	$21,012	$20,958
Mortgage backed securities	26,173	26,916	14,495	14,578	13,734	13,638
Collateralized Mortgage
Obligations	5,895	5,887	3,486	3,403	4,144	4,012

Total US Government and
agency securities	36,068	36,816	27,481	27,487	38,890	38,608

Equity securities:
FHLBNY stock	841	841	437	437	276	276
Other equity securities	30	30	30	30	30	30

Total available for sale	$36,939	$37,687	$27,948	$27,954	$39,196	$38,914

Held to Maturity
U.S. Government sponsored
agency securities	$—	$—	$1,000	$1,000	$1,000	$993
Obligations of US States and
Political Subdivisions	10,748	10,445	11,104	11,076	8,428	8,502
Corporate debt securities	1,545	1,163	1,542	1,455	1,057	1,057

Total held to maturity	$12,293	$11,608	$13,646	$13,531	$10,485	$10,552

Total securities	$49,232	$49,295	$41,594	$41,485	$49,681	$49,466

     The following table sets forth as of December 31, 2008 and December 31, 2007, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities Securities available for sale

	December 31, 2008			December 31, 2007
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(in thousands)
Within 1 year	$1,000	$1,002	2.25%	$25	$25	6.00%
1 to 5 years	1,013	1,017	3.46%	2,000	1,997	5.03%
Over 5 years	34,055	34,797	5.24%	25,456	25,465	5.30%

	$36,068	$36,816		$27,481	$27,487

	Maturity of Debt Investment Securities Securities available for sale

	December 31, 2008			December 31, 2007
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(in thousands)
Within 1 year	$30	$30	2.00%	$614	$613	2.00%
1 to 5 years	375	386	5.02%	375	375	3.30%
Over 5 years	11,888	11,192	6.22%	12,657	12,543	4.58%

	$12,293	$11,608		$13,646	$13,531

Deposits

     Deposits are the Company’s primary source of funds. The Company experienced a decrease in average deposit balances during 2008 of $20.6 million, or 8.2% to $231.8 million for the twelve months ended December 31, 2008 compared to $252.4 million for the prior year. The decrease in deposits is primarily related to the payout of funds held in accounts at the Bank pending consummation of certain customer transactions that closed during the second quarter of 2008 and the run off of time deposits originated at promotional rates in connection with the opening of the Bank’s Long Valley and Madison branches. Average non-interest bearing deposits increased by $1.6 million, or 3.4%, to $48.1 million for 2008 from $46.5 million for 2007. Average interest bearing demand deposits, which includes our Paramount and Escrow Ease Checking accounts, decreased by $21.4 million, or 15.0%, to $121.2 million for 2008 from $142.6 million for 2007. Average time deposits experienced an increase of $1.2 million, or 3.1%, from $38.6 million for 2007 to $39.8 million for 2008. The Company has no foreign deposits, nor are there any material concentrations of deposits.

     The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	December 31,
	2008		2007		2006
	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate
	(Dollars in Thousands)
Non-interest Bearing Demand	$48,055	—	$46,505	—	$43,640	—
Interest Bearing Demand	121,153	1.77%	142,641	3.35%	116,346	3.22%
Savings and Money Market	22,801	1.34%	24,564	2.25%	30,676	2.81%
Time Deposits	39,785	3.63%	38,644	4.65%	28,045	4.19%

	$231,794	1.68%	$252,354	2.82%	$218,707	2.64%

     The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2008 (in thousands).

Three months or less	$3,962
Over three months through six months	4,857
Over six months through twelve months	9,203
Over twelve months	7,062

Total	$25,084

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

     The Company’s total deposits equaled $249.8 million at December 31, 2008 as compared to $244.7 million at December 31, 2007.

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

     As of December 31, 2008, liquid assets (cash and due from banks, federal funds sold and investment securities available for sale) were approximately $58.3 million, which represented 19.5% of total assets and 22.4% of total deposits and borrowings. Supplementing this liquidity, we have available lines of credit from correspondent banks of approximately $19.5 million and an additional line of credit with the Federal Home Loan Bank of approximately $74.9 million (subject to available collateral, with $11.0 million in borrowings outstanding at December 31, 2008). At year-end, outstanding commitments to extend credit and unused lines of credit were $92.9 million. Management believes that our combined aggregate liquidity position is sufficient to meet our near term funding needs.

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

     The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2008. Further discussion of these commitments is included in Note 12 to the Consolidated Financial Statements.

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)
Standby letters of credit	$2,118	$16	$ —	$ —	$2,134

     Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Contractual Obligations

     The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2008. Further discussion of these commitments is included in Notes 6 and 11 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$1,753	$535	$577	$321	$320
Federal Home loan Bank Borrowings	$11,000	$—	$—	$—	$11,000

     Operating leases represent obligations entered into by the Company for the use of land, premises and equipment. The leases generally have escalation terms based upon certain defined indexes.

Interest Rate Sensitivity Analysis

     The principal objective of the Company’s asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company’s business focus, operating environment, capital and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. The Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company’s actions in this regard are taken under the guidance of the Investment and Asset/Liability Committee (ALCO) of the Board of Directors. The ALCO generally reviews the Company’s liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates. The ALCO utilizes, and has for the past several years utilized, the services of a third party consultant in undertaking its activities.

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

	Interest Rate Sensitivity Gap December 31, 2008

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL
	(in thousands)
Investment securities	$5,059	$6,850	$21,375	$15,825	$49,109
Loans held for sale	2,366	—	—	—	2,366
Loans	82,854	18,213	77,019	33,029	211,115
Federal funds sold	1,500	—	—	—	1,500
Restricted stock	—	—	—	871	871
Interest bearing deposits at other banks	458	—	—	—	458

Total interest earning assets	92,237	25,063	98,394	49,725	265,419
Non-interest earning assets	—	—	—	—	34,244

Total assets	—	—	—	—	$299,663

Interest bearing transactions deposits	$140,945	$—	$—	$—	$140,945
Certificates of deposit	7,042	32,122	18,694	—	57,858
FHLB advances	—	—	—	11,000	11,000

Total interest bearing liabilities	147,987	32,122	18,694	11,000	209,803
Non-interest bearing liabilities	—	—	—	—	52,331

Total liabilities	—	—	—	—	262,134

Stockholders’ equity	—	—	—	—	37,529

Total liabilities and stockholders’ equity	—	—	—	—	$299,663

Interest sensitivity gap per period	$(55,750)	$(7,059)	$79,700	$38,725	$55,616
Cumulative interest sensitivity gap	$(55,750)	$(62,809)	$16,891	$55,616	$55,616
Cumulative gap as a percentage of total
interest earning assets	(21.0)%	(23.7)%	6.4%	21.0%	21.0%
Cumulative interest earning assets as a
percentage of cumulative interest
bearing liabilities	62.3%	65.1%	108.5%	126.5%	126.5%

     Based on the above asset and liability repricing schedule, our current position is liability sensitive and we would therefore target the following strategies: (1) reduce the level of fixed rate credits and make more floating rate commercial and home equity loans; (2) allow our investments maturing and cash flows from investments to accumulate in Federal funds sold; (3) offer longer term certificates of deposit; and (4) borrow fixed rate longer term funds from the Federal Home Loan Bank. Although management utilizes this table to manage the Company’s interest-rate risk, we also consider certain other assumptions with regard to the payoff behavior of interest bearing non-maturity deposit balances. The effect of these adjustments would be to decrease our liability sensitivity. At December 31, 2008, our interest rate sensitivity exposure is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

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

     The following table summarizes the risk-based and leverage capital ratios for the Bank at December 31, 2008, as well as the required minimum regulatory capital ratios:

	At December 31, 2008
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	13.06%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.93%	4.00%	6.00%
Leverage ratio	10.20%	4.00%	5.00%

     On January 16, 2009, the Company received an investment of $7.4 million from the U.S. Treasury through the CPP. In exchange, the Company issued 7,414 shares of cumulative preferred stock with an initial dividend rate of 5%, which will increase to 9% if the preferred stock is not redeemed on or prior to January 16, 2014, and warrants to purchase 163,065 shares of common stock at $6.82 per share. As of the date of this 10-K, these funds were held at the Company, and had not been contributed to the Bank as capital.

Borrowings

     As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. The company had outstanding advances at December 31, 2008 as follows:

Maturity	Rate	Amount
November 29, 2017	3.21%	$1,500,000
November 29, 2017	3.41%	$1,500,000
January 8, 2018	2.87%	$2,000,000
January 8, 2018	3.12%	$2,000,000
January 8, 2018	3.61%	$2,000,000
February 22, 2018	3.71%	$2,000,000

		$11,000,000

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

ITEM 8.  Financial Statements

     The information required by this item follows.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

ITEM 9A.  Controls and Procedures

     Not applicable

ITEM 9AT.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     (b) Management’s report on internal control over financial reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. This 10K report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this 10K report.

     The forgoing shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. In addition, this information shall not be deemed to be incorporated by reference into any of the Registrant’s filings with the Securities and Exchange Commission, except as shall be expressly set forth by specific reference in any such filing.

ITEM 9B.  Other Information

     Not applicable

PART III

ITEM 10.  Directors and Executive Officers of the Registrant; Compliance with Section 16(A)

     Information required by this part is included in the definitive Proxy Statement for the Company’s 2009 Annual Meeting under the captions “ELECTION OF DIRECTORS”, “COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 11.  Executive Compensation

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2009 Annual Meeting under the captions “EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION” and “COMPENSATION OF DIRECTORS”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2009 Annual Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

     The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	283,494	$7.63	120,260
Equity compensation plans not
approved by security holders	0	$0	0

Total	283,494	$7.63	120,260

ITEM 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2009 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 14.  Principal Accountant Fees and Services

     The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2009” in the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2009.

ITEM 15. Exhibits

     (a) Exhibits

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of Somerset Hills Bancorp(1)

3.2	Bylaws of Somerset Hills Bancorp(3)

3.3	Certificate of Incorporation for Somerset Hills Bank(1)

3.4	Bylaws of Somerset Hills Bank(1)

3.5	Certificate of Designations establishing the terms of the Series A Preferred Stock(6)

4.1	Specimen Common Stock Certificate(1)

4.2	Specimen of Warrant(1)

4.3	Warrant Agreement(1)

4.4	Warrant to Purchase up to 163,065 shares of Common Stock(6)

4.5	Form of Series A Preferred Stock Certificate.(6)

10.1	1998 Combined Stock Option Plan(1)

10.2	1998 Non-Qualified Stock Option Plan(1)

10.3	2001 Combined Stock Option Plan(1)

10.4	Employment Agreement of Stewart E. McClure, Jr. as amended(1)(4)

10.5	Supplemental Retirement Plan dated July 19, 2007 with Stewart E. McClure, Jr.(5)

10.6	Letter Agreement dated January 16, 2009, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.(6)

14	Code of Ethics(2)

21	Subsidiaries of Somerset Hills Bancorp

23	Consent of Crowe Horwath LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certification

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.

(2)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2003.

(3)	Incorporated by reference from Current Report on Form 8-k filed December 20, 2007.

(4)	Incorporated by reference from Exhibits 10.3 and 10.4 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(5)	Incorporated by reference from Exhibits 10.1 and 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and as amended as set forth in the Current Report on Form 8-K filed July 28, 2008.

(6)	Incorporated by reference from Exhibits 3.1, 4.1, 4.2 and 10.1 of Current Report on Form 8-K filed on January 22, 2009.

SOMERSET HILLS BANCORP AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	34

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007	35

Consolidated Statements of Income for the years ended December 31, 2008 and 2007	36

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007	37

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	38

Notes to Consolidated Financial Statements	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Somerset Hills Bancorp
Bernardsville, New Jersey

     We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 13, 2009

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition
December 31, 2008 and 2007
(Dollars in Thousands)

	2008	2007
ASSETS
Cash and due from banks	$19,997	$12,069
Federal funds sold	1,500	5,800

Total cash and cash equivalents	21,497	17,869
Loans held for sale	2,366	3,063
Investment securities held to maturity (Approximate fair value
of $11,608 in 2008 and $13,531 in 2007)	12,293	13,646
Investment securities available-for-sale	36,816	27,487
Loans receivable	211,115	208,376
Less allowance for loan losses	(2,819)	(3,201)
Net deferred costs	131	82

Net loans receivable	208,427	205,257
Premises and equipment, net	5,973	6,343
Bank owned life insurance	8,459	8,111
Accrued interest receivable	1,227	1,435
Restricted stock	871	467
Deferred tax asset	750	723
Other assets	984	1,069

Total assets	$299,663	$285,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$50,957	$53,783
Interest bearing deposits
Now money market and savings	140,945	159,462
Certificates of deposit, under $100,000	32,774	19,170
Certificates of deposit, $100,000 and over	25,084	12,258

Total deposits	249,760	244,673

Federal Home Loan Bank advances	11,000	3,000
Accrued interest payable	236	523
Other liabilities	1,138	653

Total liabilities	262,134	248,849

Commitments and contingencies (notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	—	—
Common stock-authorized, 9,000,000 shares of no par value;
issued and outstanding, 5,180,012 in 2008 and 5,176,586 in 2007	37,361	37,513
Accumulated deficit	(326)	(896)
Accumulated other comprehensive income	494	4

Total stockholders’ equity	37,529	36,621

Total liabilities and stockholders’ equity	$299,663	$285,470

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Income
Years ended December 31, 2008 and 2007
(Dollars in thousands, except per share data)

	2008	2007
INTEREST INCOME
Loans, including fees	$12,978	$14,680
Federal funds sold	106	625
Investment securities	1,834	2,490
Restricted stock	45	25
Cash and due from banks	25	47

Total interest income	14,988	17,867
INTEREST EXPENSE
Deposits	3,890	7,125
Federal funds purchased	12	—
Borrowings	373	17

Total interest expense	4,275	7,142

Net interest income	10,713	10,725
PROVISION FOR LOAN LOSSES	515	1,031

Net interest income after provision for loan losses	10,198	9,694

NON-INTEREST INCOME
Service fees on deposit accounts	313	329
Gains on sales of mortgage loans and fees, net	943	1,473
Bank owned life insurance	348	310
Other income	245	271
Loss on sale of other real estate owned	(109)	—
Gain on sales of investment securities, net	7	3

Total non-interest income	1,747	2,386

NON-INTEREST EXPENSE
Salaries and employee benefits	5,141	5,163
Occupancy expense	1,917	1,864
Advertising and business promotion	274	365
Stationery and supplies	183	276
Data processing	540	521
Goodwill impairment	—	1,191
Other operating expenses	1,725	1,779

Total non-interest expense	9,780	11,159

Income before income taxes	2,165	921
PROVISION FOR INCOME TAXES.	599	539

NET INCOME	$1,566	$382

Per share data
Net income basic	$0.30	$0.07

Net income diluted	$0.30	$0.07

Weighted average shares outstanding-basic	5,175,810	5,186,004
Weighted average shares outstanding-diluted	5,238,183	5,410,129

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008 and 2007
(Dollars in Thousands)

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss), Net of tax	Comprehensive Income	Total
Balance January 1, 2007	$36,916	$1,166	$(186)		$37,896
Exercise of common stock options,
net of tax benefit	676	—	—	$—	676
Stock based compensation	11	—	—	—	11
Common stock repurchased	(1,811)	—	—	—	(1,811)
Net income for the period	—	382	—	382	382
Stock dividend paid (5.00%)	1,721	(1,721)	—	—	—
Cash dividend paid ($0.15 per share)	—	(723)	—	—	(723)
Other comprehensive income,
net of taxes	—	—	190	190	190

Total comprehensive income				572

Balance December 31, 2007	37,513	(896)	4	—	36,621

Exercise of common stock options,
net of tax benefit	1,183	—	—	—	1,183
Stock based compensation	23	—	—	—	23
Common stock repurchased	(1,358)	—	—	—	(1,358)
Net income for the period	—	1,566	—	1,566	1,566
Adoption of EITF 06-4	—	(34)	—	—	(34)
Cash dividend paid ($0.19 per share)	—	(962)	—	—	(962)
Other comprehensive income,
net of taxes	—	—	490	490	490

Total comprehensive income				$2,056

Balance December 31, 2008	$37,361	$(326)	$494		$37,529

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007
(Dollars in Thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$1,566	$382
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	710	652
Provision for loan losses	515	1,031
Gains on sales of investment securities, net	(7)	(3)
Stock-based compensation	23	11
Mortgage loans originated for sale	(168,625)	(232,705)
Proceeds from mortgage loan sales	170,265	236,118
Gain on sale of mortgage loans and fees, net	(943)	(1,473)
Loss on sale of other real estate owned	109	—
Decrease in accrued interest receivable	208	73
Deferred taxes	(27)	(343)
Increase in bank owned life insurance	(348)	(310)
Decrease (increase) in other assets	85	(272)
Decrease in accrued interest payable	(287)	(174)
Goodwill impairment	—	1,191
Increase in other liabilities	451	39

Net cash provided by operating activities	3,695	4,217

INVESTING ACTIVITIES
Maturity and payments of investment securities held to maturity	1,611	505
Purchases of investment securities available-for-sale	(34,178)	(8,161)
Purchases of investment securities held to maturity	(263)	(3,671)
Maturity and payments of investment securities available-for-sale	14,265	15,045
Proceeds from sale of investment securities available-for-sale	11,000	4,513
Increase in restricted stock	(404)	(161)
Net increase in loans receivable	(3,984)	(15,890)
Purchase of bank owned life insurance	—	(2,000)
Proceeds from sale of other real estate owned	190	—
Purchases of premises and equipment	(254)	(684)

Net cash used in investing activities	(12,017)	(10,504)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock and options,
including tax benefit	1,183	676
Cash dividends paid	(962)	(723)
Net increase of Federal Home Loan Bank advances	8,000	3,000
Net decrease in demand deposits and savings accounts	(21,343)	(1,360)
Net increase (decrease) in certificates of deposit	26,430	(4,188)
Purchase of common stock	(1,358)	(1,811)

Net cash provided by (used in) financing activities	11,950	(4,406)

Net increase (decrease) in cash and cash equivalents	3,628	(10,693)
Cash and cash equivalents at beginning of period	17,869	28,562

Cash and cash equivalents at end of period	$21,497	$17,869

Supplemental information:
Cash paid during the year for:
Interest	$4,562	$7,316
Income taxes	473	997
Transfer from loans to real estate owned	(299)	—

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 — Summary of Significant Accounting Policies

  a) Basis of Financial Statement Presentation

     The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP). The financial statements include the accounts of the Company and its wholly-owned subsidiary, Somerset Hills Bank (the “Bank”) and its wholly-owned subsidiaries, Sullivan Financial Services, Inc., Somerset Hills Wealth Management Services, LLC, Somerset Hills Investment Holdings, Inc. and SOMH Holdings, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC. All material intercompany balances and transactions have been eliminated in the financial statements.

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

  b) Goodwill

     Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually in accordance with SFAS No. 142. In 2007 the Company took an impairment charge of $1,191,000 associated with the 2000 acquisition of Sullivan Financial Services.

     As of December 31, 2008 and 2007 the Company had no goodwill.

  c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2008 and 2007 is $728,000 and $1,974,000 respectively, representing reserves required by banking regulations.

  d) Investment Securities

     Debt securities which the Company does not have the positive intent to hold to maturity and all marketable Debt securities which the Company does not have the positive intent to hold to maturity and all marketable equity securities are classified as available-for-sale. Debt and equity securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available-for-sale portfolio to market, could cause fluctuations in the level of equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

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
December 31, 2008 and 2007

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

  e) Stock-Based Compensation

     At December 31, 2008, the Company has four stock-based plans, which are described more fully in Note 10. The Company recognizes compensation expense in accordance with SFAS 123(R) based on the fair value of such awards at the date of the grant over the period the awards are earned.

     The Company recognizes compensation expense related to stock options granted after December 31, 2005 based on the fair value of such awards at the date of the grant over the period the awards are earned.

     The per share weighted-average fair values of stock options granted during 2007 were $3.27, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2007: expected dividend yield of 1.25%, risk-free interest rate of 4.82%, volatility rate of 15.78%, and expected lives of 7 years. There were no options granted during 2008. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

  f) Loans and Allowance for Loan Losses

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable incurred loan losses in the portfolio.

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
December 31, 2008 and 2007

Note 1 — Summary of Significant Accounting Policies — (Continued)

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

     A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due including interest according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected cash flows or as a practical expedient, at the loans’ observable market price, or the fair value of the underlying collateral. Loans are charged off when the probability of collecting the amounts due is unlikely. At December 31, 2008 and 2007, the Company had impaired loans of $1.4 million and $3.0 million, respectively.

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

  j) Income Per Share

     Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted income per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Income per share is computed based on the weighted average number of shares of common stock outstanding. All per share amounts have been restated for the effect of the 5% stock distributions made on May 31, 2007 and May 30, 2008.

  k) Comprehensive Income

     Comprehensive income includes net income and unrealized gains and losses on investment securities available for sale.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 1 — Summary of Significant Accounting Policies — (Continued)

  l) Foreclosed Assets

     Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Total loss on sale of foreclosed assets in 2008 and 2007 was $109,000 and $0, respectively.

  m) Recent Accounting Pronouncements

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

     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 had an impact on the accumulated deficit of $34 thousand for the period ended March 31, 2008.

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
December 31, 2008 and 2007

Note 2 — Investment Securities

     The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows (in thousands):

Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008
Obligations of US States and Political Subdivisions	$10,748	$66	$(369)	$10,445
Corporate debt securities	1,545	—	(382)	1,163

Total held to maturity	$12,293	$66	$(751)	$11,608

2007
U.S. Government sponsored Agency Securities	$1,000	$—	$—	$1,000
Obligations of US States and Political Subdivisions	11,104	73	(101)	11,076
Corporate debt securities	1,542	—	(87)	1,455

Total held to maturity	$13,646	$73	$(188)	$13,531

Available for Sale
2008
U.S. Government sponsored Agency Securities	$4,000	$13	$—	$4,013
Mortgage Backed Securities	26,173	743	—	26,916
Collaterized Mortgage Obligations	5,895	29	(37)	5,887

Total available-for-sale	$36,068	$785	$(37)	$36,816

2007
U.S. Government sponsored Agency Securities	$9,500	$17	$(11)	$9,506
Mortgage Backed Securities	14,495	127	(44)	14,578
Collaterized Mortgage Obligations	3,486	—	(83)	3,403

Total available-for-sale	$27,481	$144	$(138)	$27,487

     The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 2 — Investment Securities — (Continued)

Held to Maturity	Amortized Cost	Estimated Fair Value
Due in one year or less	$30	$30
Due in one to five years	375	386
Due in five years to ten years	875	747
Due after ten years.	11,013	10,445

	$12,293	$11,608

Available for Sale
Due in one year or less	$1,000	$1,002
Due in one year to five years.	1,013	1,017
Due in five years to ten years	6,506	6,590
Due after ten years.	27,549	28,207
Equity securities	871	871

	$36,939	$37,687

     Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 are as follows:

2008	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Municipal securities	$5,279	$333	$249	$36	$5,528	$369
Corporate debt securities	404	112	729	270	1,133	382

Total	$5,683	$445	$978	$306	$6,661	$751

2007	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Municipal securities	$5,306	$100	$963	$1	$6,269	$101
Corporate debt securities	912	87	—	—	912	87

Total	$6,218	$187	$963	$1	$7,181	$188

2008	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage Backed Securities	$—	—	$11	$—	$11	$—
Collateralized Mortgage Obligations	656	2	1,085	35	1,741	37

Total	$656	2	$1,096	$35	$1,752	$37

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 2 — Investment Securities — (Continued)

2007	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government sponsored Agency
Securities	$1,997	$3	$1,492	$8	$3,489	$11
Mortgage Backed Securities	—	—	4,462	44	4,462	44
Collateralized Mortgage Obligations	—	—	3,404	83	3,404	83

Total	$1,997	$3	$9,358	$135	$11,355	$138

     At December 31, 2008, there are $1.1 million in securities available for sale and $1.0 million in held to maturity with gross unrealized losses that have been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to interest rate fluctuations. The Company has the ability to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

     For the years ended December 31, 2008 and 2007 the gross proceeds on sales of securities were approximately $11.0 million and $4.5 million, respectively. For the years ended December 31, 2008 and 2007 the gross gain on sales of securities were approximately $17,000 and $20,000, respectively. There was $10,000 and $17,000, respectively in gross losses on sales of securities for the years ended December 31, 2008 and December 31, 2007. The tax benefit (provision) related to these net realized gains and losses was $2,000 and $1,000, respectively.

     Securities with an amortized cost of $1.1 million and $500 thousand, respectively, were pledged to secure public funds on deposit at December 31, 2008 and 2007.

     The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

Note 3 — Loans

Loans are summarized as follows (in thousands):

	December 31,
	2008	2007
Commercial and commercial real estate	$149,123	$149,615
Residential real estate	12,718	9,652
Consumer, installment and home equity	49,274	49,109

	$211,115	$208,376

Less
Allowance for loan losses	(2,819)	(3,201)
Net deferred costs	131	82

	$208,427	$205,257

     There were $1.4 million and $3.0 million in loans classified as non-performing (past due 90 days or more) as of December 31, 2008 and 2007, respectively.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 3 — Loans — (Continued)

Individually impaired loans were as follows (in thousands):
	2008	2007
Year-end loans with no allocated allowance for loan losses	$—	$—
Year-end loans with allocated allowance for loan losses	1,365	3,036

Total	$1,365	$3,036

     The amount of allowance allocated to impaired loans at December 31, 2008 and 2007 was $504 thousand and $960 thousand, respectively.

	2008	2007
Average of individually impaired loans during year	$2,501	$222
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
Nonperforming loans were as follows (in thousands):
	2008	2007
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$1,365	$3,036

     Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

     The Company grants loans to stockholders, officers, directors, and their affiliates. The aggregate amount of these loans outstanding at December 31, 2008 and 2007 was approximately $3.6 million and $2.3 million respectively. During 2008, new loans to such related parties amounted to approximately $2.9 million and repayments amounted to approximately $1.6 million.

     Changes in the allowance for loan losses, were as follows (in thousands):

	December 31,
	2008	2007
Balance at beginning of year	$3,201	$2,170
Chargeoffs	(901)	(1)
Recoveries	4	1
Reclassification related to unused commitments	—	—
Provision charged to operations	515	1,031

Balance at end of year	$2,819	$3,201

Note 4 — Premises and Equipment

Premises and equipment are as follows (in thousands):
	December 31,
	2008	2007
Land	$693	$693
Buildings and improvement	5,223	5,214
Furniture, fixtures and equipment	2,290	2,278
Leasehold improvements	984	984
Computer equipment and software	1,048	1,068

	10,238	10,237
Less accumulated depreciation and amortization	(4,265)	(3,894)

Total premises and equipment, net	$5,973	$6,343

     Depreciation charged to operations amounted to approximately $624 thousand and $636 thousand for the years ended December 31, 2008 and 2007, respectively.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 5 — Certificates of Deposit

At December 31, 2008, a summary of the maturity of certificates of deposit is as follows (in thousands):

2009	$39,164
2010	10,263
2011	951
2012	3,692
2013	3,788

$57,858

     Deposits held at the Company by related parties, which include executive officers, directors, and companies in which directors of the Board have a significant ownership interest, approximated $11.2 million and $14.4 million at December 31, 2008 and 2007, respectively.

Note 6 — Borrowings

  a) Federal Home Loan Bank Borrowing

     As of December 31, 2008 and 2007, the Company had an approved borrowing capacity of approximately $74.9 million and $74.1 million, respectively, with the Federal Home Loan Bank of New York (FHLB), based on total assets and collateral available, collateralized by FHLB stock, investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 2.87% to 3.71% at December 31, 2008 with maturity dates of November 29, 2017 through February 22, 2018. At December 31, 2008 and 2007, $11.0 million and $3.0 million, respectively, in borrowings were outstanding with the FHLB. There were no FHLB borrowings prepaid early in 2008 and 2007. The company had outstanding advances at December 31, 2008 as follows:

Maturity	Rate	Amount
November 29, 2017	3.21%	$ 1,500,000
November 29, 2017	3.41%	$ 1,500,000
January 8, 2018	2.87%	$ 2,000,000
January 8, 2018	3.12%	$ 2,000,000
January 8, 2018	3.61%	$ 2,000,000
February 22, 2018	3.71%	$ 2,000,000

Total		$11,000,000

   b) Credit Lines and Borrowings

     The Company has six lines of credit with financial institutions aggregating $19.5 million at December 31, 2008. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2008 and 2007, respectively.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 7 — Income Taxes

     Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

     The components of income taxes (benefit) are summarized as follows (in thousands):

	December 31,
	2008	2007
Current Tax Expense:
Federal	$447	$ 760
State	79	122

	526	882
Deferred Tax (Benefit):
Federal	70	(263)
State	3	(80)

	73	(343)

	$599	$ 539

     The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

	December 31,
	2008	2007
Federal income tax	$ 736	$ 313
Add (deduct) effect of:
State income taxes net of federal income tax effect	54	40
Stock options	8	—
Meals and entertainment	27	21
Increase in cash surrender value life insurance	(118)	(105)
Goodwill impairment	—	405
Tax-exempt income	(150)	(146)
Other	42	11

	$ 599	$ 539

     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2008	2007
Deferred tax assets and (liabilities):
Allowance for loan losses	$1,047	$ 943
Mark to market — loans	5	50
Non accrual loan income	93	15
Depreciation	(238)	24
Deferred compensation	52	16
Unrealized Loss (Gain) — AFS	(254)	2
NOL carryover and other	20	4

Net deferred tax assets	$ 725	$1,054

     The valuation allowance for deferred taxes as of December 31, 2008 and 2007 was $0. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 7 — Income Taxes — (Continued)

     At December 31, 2008, the Bank has utilized all of its state income tax loss carryforwards and therefore has no remaining carryforwards. Sullivan has state income tax loss carryfowards of $280,019 and state tax credit carryfowards of $2,900. The losses expire beginning in 2014 and it is expected that Sullivan will realize the benefit of those losses. The tax credit carryforwards can be realized indefinitely.

     The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements. The Company recognizes interest and /or penalties related to income tax matters in income tax expense.

Note 8 — Related Party Transactions

     A director of the Company is a member of the law firm, which represents the Company as general counsel. The Company paid fees to this law firm, relating to general corporate matters, of approximately $17,000 and $42,000 during the years ended December 31, 2008 and 2007, respectively. This law firm had approximately $9,597,000 and $11,706,000 of deposits held with the Company as of December 31, 2008 and 2007, respectively.

     A director of the Company is an owner of a restaurant, which the Company uses for entertainment purposes. The Company paid this restaurant approximately $14,000 and $6,000 during the years ended December 31, 2008 and 2007, respectively. The restaurant had outstanding loan balances of $237,000 and $183,000 at December 31, 2008 and 2007, respectively in connection with one line of credit loan made by the Bank in 2003.

Note 9 — Net Income Per Share

     The Company’s calculation of net income per share is as follows:

	Year Ended December 31,
	2008	2007
	(in thousands, except
	per share data)
Basic earnings per share:
Net income	$1,566	$382
Average number of shares outstanding	5,176	5,186

Basic earnings per share	$0.30	$0.07

Diluted earnings per share:
Net income	$1,566	$382
Average number of shares of common stock and equivalents outstanding:
Average common shares outstanding	5,176	5,186
Additional shares considered in diluted computation assuming:
Exercise of options and warrants	62	224

Average number of shares outstanding
On a diluted basis	5,238	5,410

Diluted earnings per share	$0.30	$0.07

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 10 — Stock Option Plans

   Stock Options

     The Board of Directors of the Company adopted four stock option plans, for the members of the board of directors, executive officers, and certain employees of the Bank.

     The Company’s 1998 Combined Stock Option Plan (the Combined Plan) and Non-Qualified Stock Option Plan provides for the granting of options to acquire up to 422,130 shares of the Company’s common stock. These plans have expired pursuant to their terms, and no further options can be granted under either of these plans, although those options previously granted remain outstanding and may be exercised pursuant to their terms. The Company’s 2001 Combined Stock Option Plan (2001 Combined Plan) provides for the granting of 281,419 shares of the Company’s common stock. The Company’s 2007 Equity Incentive Plan (2007 Plan) provides for the granting of 131,250 shares of the Company’s common stock. Both incentive stock options (ISOs) and non-qualified options (NQOs) may be granted under the plans. The 2007 Plan also permits grants of shares of restricted stock. The shares of common stock that may be purchased pursuant to ISOs granted under the Combined Plan is limited to 211,065. The number of shares of common stock that may be purchased pursuant to NQOs granted under the Combined Plan is 105,533. Only key employees of the Company may receive ISOs under the Combined Plan and the 2001 Combined Plan. Only NQOs may be granted under the NQO Plan.

     Options granted pursuant to the NQO Plan, the 2001 Combined Stock Option Plan must be exercisable at a price greater than or equal to the par value of the Common Stock, but in no event may the option price be lower than (i) in the case of an ISO, the fair market value of the shares subject to the ISO on the date of grant, (ii) in the case of an NQO issued to a Director as compensation for serving as a Director or as a member of the advisory boards of the Bank, the fair market value of the shares subject to the NQO on the date of grant, and (iii) in the case of an NQO issued to a grantee as employment compensation, eighty-five percent (85%) of the fair market value of the shares subject to the NQO on the date of grant. In addition, no ISO may be granted to an employee who owns common stock possessing more than ten percent (10%) of the total combined voting power of the Company’s common stock unless the price is at least 110% of the fair market value (on the date of grant) of the common stock. Options granted under the 2007 Plan must have an exercise price equal to at least 100% of the fair market value of the shares on the grant date.

     A summary of the status of the Company’s stock option plans as of December 31, 2008, and the change during the year ended is represented below:

	Number of shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2007	559,421	$7.42	2.5 years
Granted	—	—	—
Exercised	(151,523)	7.40	—
Forfeited	(124,404)	7.41	—

Outstanding at December 31, 2008	283,494	$7.63	3.6 years	$ 8
Vested and expected to vest	283,494	$7.63	3.6 years	$ 8
Exercisable at end of the year	271,404	$7.43	3.8 years	$ 8

     In 2007 stock options were granted on two separate dates. The fair values of stock options granted during 2007 were $3.11 and $3.12 on the date of grant using the Black Scholes option-pricing model with the following assumptions for 2007: expected dividend yields of 1.25% and 1.25%, stock price volatility of 15.78% and 15.78%, risk-free interest rates of 4.80% and 4.98% and expected lives of 7 years. There were no stock options granted in 2008.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 10 — Stock Option Plans — (Continued)

     At December 31, 2008 and 2007, the number of options exercisable was 271,404 and 542,147, respectively, and the weighted-average price of those options was $7.38 and $7.42 respectively.

     At December 31, 2008 and 2007, there were 120,260 and 123,306 additional shares available for grant under the Plans.

     Information related to the stock option plan during each year follows (in thousands):

	2008	2007
Intrinsic value of options exercised	$215	$330
Cash received from options exercised	1,122	569
Tax benefit realized from option exercises	61	107
Weighted average fair value of options granted	$—	$3.11

     As of December 31, 2008 there was $30 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.4 years.

   Share Awards

     The 2007 Plan also provides for the issuance of shares to directors and officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date listed on the Nasdaq Global Market exchange. Shares have a vesting period of 4 years. There were 3,780 shares issued in 2007.

     A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	3,780	$12.14
Granted	—	—
Vested	(945)	12.14
Forfeited	—

Nonvested at December 31, 2008	2,835	$12.14

     As of December 31, 2008 there was $28 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the year ended December 31, 2008 was $11 thousand.

     The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 50% of the amount of the salary reduction the employee elects to defer up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $93 thousand and $101 thousand for the years ended December 31, 2008 and 2007, respectively.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 11 — Commitments

   a) Lease Commitments

     The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2016. Rental expense was approximately $621 thousand and $600 thousand for the years ended December 31, 2008 and 2007, respectively.

     The following is a schedule of minimum rental commitments under operating leases at December 31, 2008 (in thousands):

2009	$535
2010	370
2011	207
2012	177
2013	144
Thereafter	320

Total	$1,753

   b) Employment Agreements

     The Company is a party to an employment agreement with its President and CEO. The agreement provides for a term through March 2009, and which automatically renews unless either party provides notice at least six (6) months prior to the termination date of their intention not to renew. Pursuant to these agreements, the named individuals will receive base salaries and certain increases as defined in these agreements. Pursuant to the terms of the American Reinvestment and Recovery Act of 2009, our President and CEO has waived the severance provisions of his agreement for so long as the Company is legally prohibited from paying him severance.

   c) Supplemental Executive Retirement Plan

     During 2007 the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its Chief Executive Officer and the Chief Financial Officer. The benefit provided to them by the SERP is calculated at $48 thousand and $24 thousand, respectively, per year for fifteen years after retirement. The Company’s expense for the SERP was $89 thousand and $39 thousand for the period ending December 31, 2008 and 2007, respectively resulting in a deferred compensation liability of $129 thousand and $39 thousand as of year-end 2008 and 2007. Due to the passing of the Chief Financial Officer in January 2009, the Company recognized $183 thousand of expense in the first quarter of 2009. Payment of the benefit accrued for the former Chief Financial Officer is expected to be paid evenly over 15 years.

     On January 25, 2009, the Company’s Chief Financial Officer, passed away. In connection with his death, his rights under his SERP fully vested and his beneficiary is entitled to payments under the plan. The Company currently estimates that the after tax present value of the additional liability under the SERP is approximately $110,000, and that expense equal to this amount will be recognized in the first quarter of 2009.

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

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 11 — Commitments — (Continued)

   e) Preferred Stock

The Company’s certificate of incorporation authorizes it to issue up to 1,000,000 shares of preferred stock, in one or more series, with such designations and such relative voting, dividend and liquidation, conversion and other rights, preferences and limitations as shall be resolved by the Board of Directors. In January 2009, the Company issued 7,414 shares of Series A Preferred Stock to the U.S. treasury under the Capital Purchase Program. See Note 18 hereto.

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

     The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk. These instruments are almost entirely made up of variable rate loans. (in thousands):

	December 31,
	2008	2007
Commitments to extend credit and unused lines of credit	$92,888	$97,399
Letters of credit — standby and performance	2,134	1,228

Total	$95,022	$98,627

     Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case-basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had extensions of credit to related parties for approximately $3.8 million and $2.5 million at December 31, 2008 and 2007, respectively.

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
December 31, 2008 and 2007

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

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2008 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated
Interest income	$14,903	$239	$(154)	$14,988
Interest expense	4,275	154	(154)	4,275
Provision for loan losses	515	—	—	515
Non-interest income	1,627	943	(823)	1,747
Non-interest expense	9,356	1,108	(85)	10,379
Net income	2,384	(80)	(738)	1,566
Total assets	$299,552	$3,079	$(2,968)	$299,663

     The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2007 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated
Interest income	$17,941	$359	$(433)	$17,867
Interest expense	7,142	433	(433)	7,142
Provision for loan losses	1,031	—	—	1,031
Non-interest income	997	1,473	(84)	2,386
Non-interest expense	9,123	2,659	(84)	11,698
Net Income	1,642	(1,260)	—	382
Total assets	$285,071	$5,985	$(5,586)	$285,470

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 14 — Regulatory Matters

     The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2008, management believes the Bank met all capital adequacy requirements to which it is subject.

     The Bank’s actual capital amounts and ratios are presented in the tables (in thousands):

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008:
Total capital (to risk-weighted assets)	$32,646	13.06%	$20,000	≥8.00%	$25,001	≥10.00%
Tier I capital (to risk-weighted assets)	29,827	11.93%	10,000	≥4.00%	15,001	≥ 6.00%
Tier I capital (to average assets)	29,827	10.20%	11,699	≥4.00%	14,623	≥ 5.00%

December 31, 2007:
Total capital (to risk-weighted assets)	$31,335	12.72%	$19,708	≥8.00%	$24,636	≥10.00%
Tier I capital (to risk-weighted assets)	28,254	11.47%	9,854	≥4.00%	14,781	≥ 6.00%
Tier I capital (to average assets)	28,254	9.84%	11,488	≥4.00%	14,360	≥ 5.00%

     As of December 31, 2008 and 2007, the Bank’s ratio of equity capital to total assets was 9.96% and 9.91%, respectively.

Note 15 — Fair Value

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

     The fair value of loans held for sale is based upon binding quotes from 3rd party investors (Level 2 inputs).

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 15 — Fair Value — (Continued)

     The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

   Assets and Liabilities Measured on a Recurring Basis

     Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$ —	$36,816	$ —

   Assets and Liabilities Measured on a Non-Recurring Basis

     Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$ —	$ —	$861

The following represent impairment charges recognized during the period:

A loan is impaired when full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported, net. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.4 million, with a valuation allowance of $504 thousand. Fair value is classified as Level 3 in the fair value hierarchy and is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Specific reserves for impaired loans decreased by $456 thousand for the period ending December 31, 2008.

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

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 15 — Fair Value — (Continued)

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2008 and 2007 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $21.5 million and $17.9 million approximates fair value at December 31, 2008 and 2007, respectively.

     The recorded value of loans held for sale is approximately $2.4 million and $3.1 million at December 31, 2008 and 2007, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending 2008 and 2007.

     The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	2008		2007
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Investment securities — held to maturity	$ 12,293	$ 11,608	$ 13,646	$ 13,531
Investment securities — available for sale	$ 36,816	$ 36,816	$ 27,487	$ 27,487
Loans, including deferred costs	$211,246	$218,018	$208,458	$208,260

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

	2008		2007
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Time deposits	$57,858	$59,109	$31,428	$31,417

     The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	2008		2007
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Federal Home Loan Bank Borrowings	$11,000	$11,539	$3,000	$3,000

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

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 16 — Parent Company Only

     The following information on the parent only financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Financial Condition

	2008	2007
Assets:
Cash and due from subsidiaries	$6,934	$8,150
Investment in subsidiaries	30,320	28,258
Other assets	275	213

Total assets	$37,529	$36,621

Liabilities:
Other liabilities	$—	$—

Stockholders’ equity:
Common stock	37,361	37,513
Other comprehensive income, net of taxes	494	4
Accumulated deficit	(326)	(896)

Total stockholders’ equity	37,529	36,621

Total liabilities and stockholders’ equity	$37,529	$36,621

     The following information on the parent only operating statements and cash flows as of December 31, 2008 and 2007 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Operations

	2008	2007
Equity in undistributed income of subsidiaries	$1,606	$421
Other expenses	40	39

Net income	$1,566	$382

Statements of Cash Flows

Cash flows from operating activities:
Net income	$1,566	$382
Equity in undistributed income of the subsidiaries	(1,606)	(421)
Increase in other assets	(62)	(108)
Stock-based compensation	23	11
Decrease in other liabilities	—	—

Net cash used in operating activities	(79)	(136)

Cash flows from investing activities:
Equity investment in bank	—	(4,447)

Net cash used in investment activities	—	(4,447)
Cash flows from financing activities:
Proceeds from exercise of options	1,183	676
Common stock repurchase	(1,358)	(1,811)
Cash dividend paid	(962)	(723)

Net cash used in financing activities	(1,137)	(1,858)

Net change in cash for the period	(1,216)	(6,441)
Net cash at beginning of year	8,150	14,591

Net cash at end of year	$6,934	$8,150

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 17 — Quarterly Financial Data (unaudited)

Selected Consolidated Quarterly Financial Data

2008 Quarter Ended,
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,951	$3,681	$3,705	$3,651
Total interest expense	1,289	1,005	965	1,016

Net interest income	2,662	2,676	2,740	2,635
Provision for loan losses	70	145	150	150

Net interest income after provision for loan loss	2,592	2,531	2,590	2,485
Other income	465	522	480	280
Other expenses	2,437	2,539	2,469	2,335

Income before income taxes	620	514	601	430
Income tax expense	176	147	176	100

Net income	$444	$367	$425	$330

(1)Net income — Basic	$0.09	$0.07	$0.08	$0.06

(1)Net income — Diluted	$0.09	$0.07	$0.08	$0.06

2007 Quarter Ended,
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$4,380	$4,485	$4,650	$4,352
Total interest expense	1,836	1,874	1,924	1,508

Net interest income	2,544	2,611	2,726	2,844
Provision for loan losses	—	—	45	986

Net interest income after provision for loan loss	2,544	2,611	2,681	1,858
Other income	598	674	566	548
Other expenses	2,383	2,518	2,547	3,711

Income (loss) before income taxes	759	767	700	(1,305)
Income tax expense (benefit)	239	231	196	(127)

Net income (loss)	$520	$536	$504	$(1,178)

(1)Net income (loss) — Basic	$0.10	$0.10	$0.10	$(0.23)

(1)Net income (loss) — Diluted	$0.10	$0.10	$0.10	$(0.23)

(1)	The earnings per share quoted above have been adjusted to reflect the 5% stock dividend declared in April 2007 and paid in May 2007 and stock dividend declared in April 2008 and paid in May 2008.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 and 2007

Note 18 — Subsequent Events (unaudited)

     On January 16, 2009, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program (“CPP”), the Company issued to the Treasury, in exchange for $7,414,000 the following:

     7,414 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Preferred Stock”); and

     A 10 year warrant to purchase up to 163,065 shares of the Company’s common stock, no par value, at an exercise price of $6.82 per share, for an aggregate purchase price of approximately $1,112,103.30 (the “Warrant”)

     The Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Stock has no maturity date, and ranks senior to common stock with respect to payment of dividends and upon liquidation, dissolution, or winding up.

     The Company may redeem the Preferred Stock, in whole or in part, at par plus accrued and unpaid dividends, at any time after consultation with its primary federal regulator, the Board of Governors of the Federal Reserve System.

     Prior to January 16, 2012, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to (i) increase the dividend the Common Stock or (ii) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities of the Company, or any trust preferred securities issued by the Company or an affiliate of the Company, other than the Preferred Stock, in connection with benefit plans consistent with past practice and certain other circumstances specified in the Agreement.

     The Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Company has also agreed to register the resale of the Preferred Stock, the Warrant, and the issuance of shares of Common Stock upon exercise of the Warrant (the “Warrant Shares”).

     On January 25, 2009, the Company experienced the loss of its Chief Financial Officer Gerard Riker. In connection with Mr. Riker’s death the Bank previously reported that his rights under his Supplemental Executive Retirement Plan fully vested and his beneficiary is entitled to payments under the plan. During the first quarter 2009 the Bank will record an after tax charge to earnings of approximately $110,000 related to this vesting. In addition, the Bank is a beneficiary of bank owned life insurance policies on Mr. Riker. The Company expects to recognize income of approximately $560,000 in the first quarter of 2009, from payouts under these policies. The insurance proceeds received by the bank will not be subject to income tax.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 20, 2008.

SOMERSET HILLS BANCORP

By:	/s/ Stewart E. McClure, Jr.
Stewart E. McClure, Jr.
President, Chief Executive Officer
and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 20, 2009.

Signature	Title
/s/ Stewart E. McClure, Jr. Stewart E. McClure, Jr.	President, Chief Executive Officer, and Chief Operating Officer

/s/ Donald Theobald, Jr. Donald Theobald, Jr.	Principal Accounting and Financial Officer

/s/ Edward B. Deutsch Edward B. Deutsch	Chairman

/s/ Cornelius E. Golding Cornelius E. Golding	Director

/s/ William Keefe William Keefe	Director

/s/ Jefferson W. Kirby Jefferson W. Kirby	Director

/s/ Desmond V. Lloyd Desmond V. Lloyd	Director

/s/ Thomas J. Marino Thomas J. Marino	Director

/s/ Gerald B. O’Connor Gerald B. O’Connor	Director

/s/ M. Gerald Sedam, II M. Gerald Sedam, II	Director