Form 10-Q
period 2009-03-31
SOMERSET HILLS BANCORP
filed 2009-05-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  No  X

As of May 5, 2009 there were 5,180,012 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS	March 31, 2009	December 31, 2008
Cash and due from banks	$6,791	$19,539
Interest bearing deposits at other banks	39,634	458
Federal funds sold	–	1,500

Total cash and cash equivalents	46,425	21,497

Loans held for sale	2,453	2,366
Investment securities held to maturity (Approximate fair value of
$11,241 in 2009 and $11,608 in 2008)	12,292	12,293
Investment securities available-for-sale	33,173	36,816

Loans receivable	207,344	211,246
Less: Allowance for loan losses	2,623	2,819

Net loans receivable	204,721	208,427

Premises and equipment, net	5,825	5,973
Bank owned life insurance	7,522	8,459
Accrued interest receivable	1,118	1,227
Other assets	2,889	2,605

Total assets	$316,418	$299,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing deposits	$53,019	$50,957
Interest bearing deposits-NOW,
money market and savings	147,303	140,945
Certificates of deposit, under $100,000	32,666	32,774
Certificates of deposit, $100,000 and over	25,193	25,084

Total deposits	258,181	249,760

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	1,855	1,374

Total Liabilities	271,036	262,134

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock – no par value; 5% cumulative, 1,000,000 shares authorized; 7,414 shares issued and outstanding as of March 31, 2009 with no shares issued and outstanding December 31, 2008
Liquidation preference of $7,414 at March 31, 2009	7,207	–
Common Stock-authorized 9,000,000 Shares
of no par value; issued and outstanding,
5,180,012 shares in 2009 and in 2008	37,572	37,361
Accumulated deficit	(59)	(326)
Accumulated other comprehensive income	662	494

Total stockholders’ equity	45,382	37,529

Total liabilities and stockholders’ equity	$316,418	$299,663

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended March 31,

	2009	2008
INTEREST INCOME
Loans, including fees	$2,888	$3,437
Investment securities	563	472
Federal funds sold	2	36
Interest bearing deposits with other banks	11	6

Total interest income	3,464	3,951

INTEREST EXPENSE
Deposits	790	1,199
Federal Home Loan Bank advances	91	90

Total interest expense	881	1,289

Net interest income	2,583	2,662

Provision for loan losses	450	70

Net interest income after provision for loan losses	2,133	2,592

NON-INTEREST INCOME
Service fees on deposit accounts	71	66
Gains on sales of mortgage loans, net	285	257
Bank owned life insurance	645	87
Other income	70	55

Total non-interest income	1,071	465

NON-INTEREST EXPENSE
Salaries and employee benefits	1,480	1,305
Occupancy expense	508	484
Advertising and business promotion	41	60
Stationery and supplies	65	43
Data processing	120	139
Other operating expense	452	406

Total Non-Interest Expense	2,666	2,437

Income before provision for taxes	538	620

(Benefit) provision for income taxes	(81)	176

Net income	619	444
Dividends and accretion of
discount on preferred stock	93	–

Net income available to common stockholders	$526	$444

Earnings per common share:
Basic	$0.10	$0.09

Diluted	$0.10	$0.08

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(In thousands except share data)
(Unaudited)

	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2008	$ –	$37,361	$(326)	$494	$ –	$37,529

Issuance of preferred stock, net of costs	7,191	–	–	–	–	7,191
Stock based compensation		6	–	–	–	6
Issuance of common stock warrants	–	205	–	–	–	205
Net income for the period		–	619	–	619	619
Cash dividend paid common		–	(259)	–	–	(259)
Accretion of discount on preferred stock	16	–	(16)	–	–	–
Cash dividends on preferred stock		–	(77)	–	–	(77)
Other comprehensive income, net of taxes		–	–	168	168	168

Total comprehensive income					$787

Balance March 31, 2009	$7,207	$37,572	$(59)	$662		$45,382

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2009	2008
OPERATING ACTIVITIES:
Net income	$619	$444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	151
Provision for loan losses	450	70
Stock-based compensation	6	6
Mortgage loans originated for sale	(44,028)	(52,799)
Proceeds from mortgage loan sales	44,226	53,071
Gain on sale of mortgage loans	(285)	(257)
Decrease (increase) in accrued interest receivable	109	229
(Increase) decrease in bank owned life insurance	937	(87)
Increase in other assets	(280)	(44)
Decrease (increase) in deferred taxes	(4)	(6)
(Decrease) increase in accrued interest payable	(6)	(2)
Increase in other liabilities	373	131

Net cash provided by operating activities	2,282	907

INVESTING ACTIVITIES:
Purchases of investment securities held to maturity	–	–
Purchases of investment securities available-for-sale	–	(3,409)
Maturity and payments of investment securities available-for-sale	3,888	7,340
Maturity and payments of investment securities held to maturity	–	1,589
Net decrease in loans receivable	3,256	3,911
Purchases of premises and equipment	(8)	(31)

Net cash provided by investing activities	7,136	9,400

FINANCING ACTIVITIES:
Net decrease in demand deposit and savings accounts	8,420	(7,444)
Net increase in certificates of deposit	1	1,974
Net increase in Federal Home Loan Bank advances	–	8,000
Net proceeds from sale of common stock, options and warrants	205	269
Net proceeds from sale of preferred stock	7,191	–
Purchase of common stock	–	(96)
Cash dividends paid	(289)	(199)

Net cash provided by financing activities	15,528	2,504

Net increase in cash and cash equivalents	24,946	12,811
Cash and cash equivalents at beginning of period	21,479	17,869

Cash and cash equivalents at end of period	$46,425	$30,680

Supplemental information:
Cash paid during the year for:
Interest	$887	$1,291
Income taxes	$80	$222

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

     Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2009, the Bank operates six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage the Bank’s foreclosed real estate properties, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

     The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

     The current dividend payments are being made out of income earned during the period. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

b) Net Income Per Common Share

     Basic net income per share of common stock is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Three Months Ended, March 31, 2009			Three Months Ended, March 31, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$619	–	–	$444	–	–
Less: dividends and accretion of preferred stock	(93)	–	–	N/A	–	–

Net income applicable to common
stockholders	$526	5,180	$0.10	$444	5,192	$0.09

Effect of dilutive securities:
Options/warrants	–	1		–	183

Diluted EPS:
Net income applicable to common stock-
holders and assumed conversions	$526	5,181	$0.10	$444	5,375	$0.08

c) Comprehensive Income

The components of other comprehensive income for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,

	2009	2008
Net income	$619	$444
Change in unrealized holding gains on
available for sale securities	168	250

Net unrealized gains	168	250

Other comprehensive income	$787	$694

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

The following table summarizes stock option activity.

	Number of shares	Weighted average exercise price

Outstanding at December 31, 2008	283,494	$7.63

Granted	6,000	5.82
Exercised	–	–
Forfeited	(650)	8.25

Outstanding at March 31, 2009	288,844	$7.47

Exercisable as of March 31, 2009	277,935	$7.29

The total intrinsic value of common stock options exercised for the first three months of 2008 was approximately $111 thousand. There were no stock options exercised for the first three months of 2009.

The per share weighted-average fair values of stock options granted during 2009 was $0.87 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2009: expected dividend yield of 3.43%, stock price volatility of 20.60%, risk-free interest rate of 2.49% and expected lives of 7 years. There were no options granted in the first three months of 2008.

Stock Awards:

At the 2007 Annual Meeting, the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of March 31, 2009, 945 shares were vested. For the three- month period ended March 31 2009, the Company recognized $1 thousand of compensation expense related to the shares awarded. As of March 31, 2009 there was approximately $20 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares. These costs are expected to be recognized over a period of approximately 2.5 years. The fair value of non-vested stock awards at March 31, 2009 was $13 thousand.

A summary of the status of the Company’s nonvested plan shares as of March 31, 2009 and changes during the quarter is as follows:

For the Three Months Ended March 31, 2009		Weighted Average Grant Date Share Value
	Shares
Non-vested at beginning of period	3,780	$12.14
Granted	–	–
Forfeited	(787)	12.14
Vested	(945)	–

Non-vested at end of period	2,048	$12.14

The total stock-based compensation expense for the first three months of 2009 and 2008 was approximately $6 thousand and $6 thousand, respectively.

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

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, the Company does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and interim periods within those years. Adoption of this FSP in 2009 did not have a material impact to the Company’s financial statements or earnings per share calculation.

2. Segment Information

     The Company’s mortgage operations are managed separately from the traditional banking and related financial services that the Company also offers. The mortgage company originates, for resale in the secondary market, conventional and non-conventional 1-4 family residential mortgages, Veterans Administration guaranteed mortgages, Department of Housing and Urban Development guaranteed mortgages and non-conventional programs, such as jumbo mortgages and a wide variety of adjustable products.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2009 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated
Interest income	$3,678	$71	$(285)	$3,464
Interest expense	881	26	(26)	881
Provision for loan losses	450	–	–	450
Non-interest income	818	285	(32)	1,071
Non-interest expense including income taxes	2,332	285	(32)	2,585
Net income (loss)	833	45	(259)	619

Total assets	$316,197	$4,404	$(4,183)	$316,418

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2008 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,934	$67	$(50)	$3,951
Interest expense	1,289	50	(50)	1,289
Provision for loan losses	70	–	–	70
Non-interest income	231	257	(23)	465
Non-interest expense including income taxes	2,328	308	(23)	2,613
Net income (loss)	478	(34)	–	444

Total assets	$288,530	$5,981	$(5,578)	$288,933

3. Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below at March 31, 2009 and December 31, 2008 (in thousands):

Fair Value Measurements at March 31, 2009 Using

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$ 33,173	$ –	$ 33,173	$ –

Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$ 36,816	$ –	$ 36,816	$ –

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below at December 31, 2008 (in thousands). There were no Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2009:

		Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$730	$ –	$ –	$730

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. There were no impaired loans with a specific valuation allowance as of March 31, 2009 compared to specific reserves of $504 thousand for impaired loans at December 31, 2008. Specific reserves for impaired loans decreased by $504 thousand during the period.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended March 31, 2009 and March 31, 2008

CRITICAL ACCOUNTING POLICIES

     Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2008 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 13 and 15 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATION

Overview. For the three months ended March 31, 2009, net income was $619 thousand or $0.10 basic and diluted earnings per share compared to $444 thousand or $0.09 basic and $0.08 diluted earnings per share for the same period in 2008.

     The results reflect a substantial increase in non interest income due primarily to the increase in bank owned life insurance partially off-set by an increase in provision for loan losses. We also recognized an increase in non interest expense. The increases in income on bank owned life insurance and non-interest expense were substantially related to the death of our founding Chief Financial Officer, Gerard Riker, in the first quarter.

     At March 31, 2009, total assets were $316.4 million, an increase of $16.7 million from total assets of $299.7 million at year end 2008. The increase primarily reflects an increase of $39.2 million in interest bearing deposits at other banks. This increase was partially off-set by decreases of $3.9 million in loans receivable, a decrease of $12.7 million in cash and due from banks, a decrease of $3.6 million in investment securities available for sale and a decrease of $1.5 million in federal funds sold. The increase in assets was funded primarily by $8.4 million in deposit growth.

     Interest Income. Total interest income decreased $487 thousand, or 12.3%, to $3.5 million for the quarter ended March 31, 2009 from $4.0 million for the same period in 2008. The decrease reflects a decrease of 131 basis points, from 6.26% during the first quarter of 2008 to 4.95% in the first quarter of 2009, in the rate earned on average interest earning assets, partially offset by an increase of $30.1 million in average first quarter interest earning assets, from $253.8 million in 2008 to $283.9 million in 2009. The average rate earned on interest bearing deposits at other banks decreased by 274 basis points to 0.24% in the first quarter of 2009 from 2.98% during the first quarter of 2008, reflecting interest rate reductions by the Federal Reserve. The rate earned on federal funds sold decreased 235 basis points to 0.35% in the first quarter of 2009 from 2.70% during the first quarter of 2008. The average rate earned on investment securities decreased 19 basis points to 4.80% for the first quarter of 2009 from 4.99% in the first quarter of 2008. The average rate earned on loans held for sale decreased 108 basis points to 5.45% for the first quarter of 2009 from 6.53% for the first quarter of 2008. The average rate earned on loans decreased by 117 basis points for the first quarter of 2009 to 5.43%, from 6.60% for the first quarter of 2008. The decrease in rates earned reflects the current market trend of lower interest rates. The decrease in rates was off set by increases in volume as average interest bearing deposits at other banks increased from $821 thousand to $18.2 million from the first quarter 2008 to first quarter 2009. Average investment securities increased 26.2% from $37.4 million to $47.2 million from the first quarter 2008 to first quarter 2009. The average balance of federal funds sold decreased by $3.5 million, or 66.0%, to $1.8 million in the first quarter of 2009 from $5.3 million in the first quarter of 2008. The average balance of loans increased $5.3 million, or 2.6%, to $210.6 million during the first quarter of 2009 compared to $205.3 million during the first quarter of 2008.

     Interest Expense. The Company’s interest expense for the first quarter of 2009 decreased $408 thousand, or 31.7%, to $881 thousand from $1.3 million in the first quarter of 2008. This decrease was the result of a decrease in the average rate paid on interest bearing liabilities of 101 basis points to 1.69% during the first quarter of 2009 from 2.70% in the same period of 2008. The average balance of interest bearing liabilities increased $19.3 million to $211.0 million for the first quarter of 2009 from $191.7 million in the first quarter of 2008. Interest expense on interest bearing demand deposits decreased $515 thousand, or 67.0%, to $254 thousand in the first quarter of 2009 from $769 thousand in the first quarter in 2008, while the average interest rate paid decreased 155 basis points from 2.43% to 0.88% during the same period. Interest expense on money market deposits decreased $62 thousand or 71.3% while average money market deposits increased $2.3 million, or 13.4%, and the average rate paid decreased 154 basis points from 2.07% in the first quarter of 2008 to 0.53% in the first quarter of 2009. Interest expense on time deposits increased $174 thousand or 52.4% in the first quarter of 2009 compared to the same period in 2008 as the average rate decreased to 3.55% in the current period from 4.15% in the first quarter of 2008 and the average volume of time deposits increased by $25.6 million to $57.8 million for the quarter ended March 31, 2009 compared to $32.2 million in the prior year’s first quarter. The decline in rates reflects the repricing of deposits to lower rates. NOW deposit average balances decreased $10.6 million, or 8.3%, from $127.5 million during the first quarter of 2008 to $116.9 million in the first quarter of 2009. Average borrowed funds increased $308 thousand in the first quarter of 2009 to $11.0 million from $10.7 million in the first quarter of 2008. The interest expense on savings deposits decreased $6 thousand from the first quarter of 2008 to the first quarter of 2009 while the average interest rate paid decreased 69 basis points to 0.31% during the first quarter of 2009 from 1.00% in the first quarter of 2008. The average balance increased $1.7 million to $6.1 million from $4.4 million during the same period. The decline in rate on deposits reflects the current market conditions of lower interest rates.

Comparative Average
Balance Sheets
Three Months Ended March 31,

	2009			2008
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets	(Dollars in Thousands)

Interest bearing deposits at other banks	$ 18,168	$ 11	0.24%	$ 821	$ 6	2.98%
Loans	210,581	2,818	5.43%	205,349	3,370	6.60%
Loans held for sale	5,253	70	5.45%	4,132	67	6.53%
Investment securities	47,194	559	4.80%	37,386	464	4.99%
Restricted stock	871	4	2.01%	813	8	3.71%
Fed funds sold	1,794	2	0.35%	5,288	36	2.70%

Total interest earning assets	$283,861	$3,464	4.95%	$253,789	$3,951	6.26%

Non-interest earning assets	22,813			25,260
Allowance for loan losses	(2,642)			(3,208)

Total Assets	$304,032			$275,841

Liabilities and Equity

Interest bearing demand deposits	$116,914	$ 254	0.88%	$127,471	$ 769	2.43%
Savings	6,066	5	0.31%	4,396	11	1.00%
Money Market	19,226	25	0.53%	16,949	87	2.07%
Certificates of deposits	57,756	506	3.55%	32,199	332	4.15%
FHLB advances/ other borrowings	11,000	91	3.37%	10,692	90	3.38%

Total interest bearing liabilities	210,962	881	1.69%	191,707	1,289	2.70%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	48,189			46,108
Other liabilities	1,164			970

Total Liabilities	260,315			238,785
Stockholders’ Equity	43,717			37,056

Total Liabilities and Stockholders’ Equity	$304,032			$275,841

Net Interest Income		$2,583			$2,662

Net Interest Spread			3.26%			3.56%
Net Interest Margin			3.69%			4.22%

Net-Interest Income. Net interest income for the 2009 first quarter declined by $79 thousand from the same period last year. The net interest margin declined to 3.69% in the current quarter from 4.22% in the prior year quarter, while interest-earning assets increased by 11.8% over the same period. The largest component of the increase in the Company’s interest earning assets was lower yielding interest bearing deposits at other banks, which increased to $18.2 million in the current quarter from $821 thousand a year ago, and which was funded by higher levels of time deposits that increased to $57.8 million in the current quarter versus $32.2 million a year ago. The increases in the balances of interest bearing deposits at other banks and time deposits was anticipated due to management’s strategic decision in the latter half of 2008 to remain more liquid than normal due to increasingly difficult general economic conditions. Management will continue to assess the Company’s overall liquidity position in the context of market conditions as many of the Bank’s higher rate time deposits, which carry interest rates at or above 4%, mature beginning in June and throughout the second half of 2009.

Provision for Loan Losses. The Company’s asset quality metrics, including the level of nonperforming loans, have improved recently. Notwithstanding these positive indications, management believes there are potentially increased risks in certain segments of the loan portfolio due to a significantly weakened National economy, the negative effects of which have begun to extend into the communities we serve. As a result, the Company increased its provision for loan losses to $450 thousand in the first quarter of 2009 from $70 thousand in the first quarter of 2008. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

     Non-Interest Income. Non-interest income increased by 130.3% or $606 thousand in the first quarter of 2009 to $1.1 million from $465 thousand in the first quarter of 2008. The increase in non-interest income in the first quarter of 2009 compared to the same period last year is primarily attributable to an increase in bank owned life insurance. Bank owned life insurance income increased $558 thousand, or 641.4% to $645 thousand in the first quarter of 2009 compared to $87 thousand in the first quarter of 2008. This increase was the result of a death benefit payment from the passing of the Company’s founding Chief Financial Officer Gerard Riker. Gains on sale of mortgage loans increased $28 thousand, or 10.9% to $285 thousand in the first quarter of 2009 compared to $257 thousand in the first quarter of 2008. Other components of non-interest income include fees on deposit accounts, which increased $5 thousand or 7.6% to $71 thousand in the first quarter of 2009 from $66 thousand in the first quarter of 2008. Other income increased $15 thousand, to $70 thousand in the first quarter of 2009 compared to $55 thousand in the first quarter of 2008. This increase was primarily the result of an increase in income at the Bank’s wealth management subsidiary.

     Non-Interest Expense. For the quarter ended March 31, 2009, non-interest expense increased $229 thousand, or 9.4%, from the same period last year. The increase in non-interest expense in the first quarter 2009 was primarily attributable to a $183 thousand charge for retirement plan liability due to Mr. Riker’s death, $24 thousand in occupancy expense, $46 thousand in other operating expense and $22 thousand in stationery and supplies for the comparable period. These increases were offset by a decrease of $19 thousand in advertising and business promotion expense and $19 thousand in data processing.

     Income Taxes. Income tax expense decreased $257 thousand to a benefit of $81 thousand for the three months ended March 31, 2009 as compared to a tax provision $176 for the same period in 2008. The decrease is a result of the Company receiving a tax free payment of $583 thousand from bank owned life insurance during the quarter ended March 31, 2009.

FINANCIAL CONDITION

March 31, 2009 as compared to December 31, 2008

     Total assets at March 31, 2009 increased $16.7 million to $316.4 million from $299.7 million at December 31, 2008. The increase is primarily attributable to an increase of $26.4 million in interest bearing deposits at other banks. This increase was due to several factors, including management’s strategic decision to remain liquid by issuing higher rate time deposits as well as the Company’s receipt on January 16, 2009 of $7.4 million, net of issuance costs, resulting from the issuance of securities to the U.S. Treasury under the Capital Purchase Program (discussed further below). The net proceeds from the sale of these securities was originally held in cash pending increased loan demand, and is now being held to fund the redemption of the securities issued to the U.S. Treasury. The Company’s redemption notice was approved on May 8, 2009, and the company expects to complete the redemption soon. The increase in interest bearing deposits at other banks was partially offset by decreases of $3.9 million in loans receivable, $3.6 million in investment securities available for sale and $1.5 million in federal funds sold. The decline in most asset categories reflects the continued soft economy in our trade area, as credit demand from our customers has weakened and competition for credit worthy borrowers remains strong. Total deposits increased $8.4 million from $249.8 million at year-end 2008 to $258.2 million on March 31, 2009.

     Total loans at March 31, 2009 decreased $3.9 million to $207.2 million from $211.1 million at year-end 2008. The changes in and composition of the loan portfolio, by category, as of March 31, 2009 from December 31, 2008 is as follows: Commercial loans decreased by $6.6 million or 10.1% to $58.9 million, consumer and installment loans decreased $45 thousand, or 4.3%, home equity loans decreased by $701 thousand, or 1.5% to $47.5 million and commercial real estate loans increased by $4.0 million, or 4.8%, to $88.6 million. Residential mortgage loans decreased $1.6 million, or 12.4%, to $11.1 million since year end.

     The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial and industrial	$58,911	28.4%	$65,545	30.6%
Commercial real estate properties	88,647	42.8%	84,578	40.1%
Residential properties (1-4 Family)	11,141	5.4%	12,718	6.0%
Consumer and installment	990	0.5%	1,035	0.5%
Home equity	47,538	22.9%	48,239	22.8%

Gross loans	207,227	100.0%	211,115	100.0%

Less: Net deferred costs	117		131

Total loans	207,344		211,246
Less: Allowance for loan losses	2,623		2,819

Net Loans	$204,721		$208,427

     Securities available for sale decreased $3.6 million, or 9.8%, from $36.8 million at year-end 2008 to $33.2 million at March 31, 2009. Securities held to maturity stayed constant at $12.3 million at December 31, 2008 and March 31, 2009. The Company did not purchase securities in the first three months of 2009 and $3.9 million in securities matured, were called or were prepaid. There were $662 thousand in recorded unrealized gains in the available for sale portfolio at March 31, 2009 and $11 thousand in net amortization expenses during the first three months of 2009.

     Total deposits increased $8.4 million, or 3.4%, to $258.2million during the first three months of 2009 from $249.8 million at December 31, 2008. NOW deposits increased by $2.5 million, savings deposits decreased by $2.6 million, money market deposits increased $6.5 million and demand deposits increased by $2.1 million. Time deposits remained constant at $57.9 million. Management continues to monitor the shift in deposits through its Investment and Asset/Liability Committee.

ASSET QUALITY

     At March 31, 2009 non-accrual loans decreased by $1.2 million from $1.4 million at December 31, 2008 to $127 thousand at March 31, 2009. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio. (see “Provision for Loan Losses)

The following table provides information regarding risk elements in the loan portfolio:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Non-accrual loans	$ 127	$ 1,365
Non-accrual loans to total loans	0.06%	0.65%
Non-performing assets to total assets	0.04%	0.46%
Allowance for loan losses
as a % of non-performing loans	2,065%	207%
Allowance for loan losses to total loans	1.27%	1.33%

Non-Performing Assets include non-performing loans and other real estate owned (“OREO”), properties acquired through foreclosure or a deed in lieu. At March 31, 2009, we had no OREO, and our only non-performing assets were $127 thousand in non-accrual loans discussed above.

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction of deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Bank had $127 thousand in non-performing loans at March 31, 2009 compared to $1.4 million at December 31, 2008.

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

     At March 31, 2009, the allowance for loan losses decreased $196 thousand to $2.6 million compared to $2.8 million at year-end 2008. There were $646 thousand in charge offs, no recoveries and a $450 thousand provision reported in the first three months of 2009. The allowance for loan losses as a percentage of total loans was 1.27% at March 31, 2009 compared to 1.33% at December 31, 2008.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Certificates of deposit are shown at contractual maturity dates. Interest bearing non-maturity deposit balances are allocated within the first three months of the schedule based on recent rate adjustments relative to Federal Reserve monetary policy changes. Residual balances are placed in the over one year category. In making the “gap” computation, loans are presented based on contractual payments and repricing, and standard assumptions regarding prepayment rates on investments have been used for interest-earning assets. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

Based on the asset and liability repricing schedule found below, our current position is one of being liability sensitive, We would therefore potentially target the following strategies: (1) attempt to reduce the level of fixed rate credits and make more floating rate commercial and home equity loans; (2) allow our investments maturing and cash flows from investments to accumulate in Federal funds sold; (3) offer longer term certificates of deposit; and (4) borrow fixed rate longer term funds from the Federal Home Loan Bank. Although management utilizes this table to manage the Company’s interest-rate risk, we also consider certain other assumptions with regard to the payoff behavior of interest bearing non-maturity deposit balances. The effect of these adjustments would be to decrease our liability sensitivity. At March 31, 2009, our interest rate sensitivity exposure is within the target gap range as established by the Investment and Asset/Liability Committee of the Board of Directors.

	Interest Rate Sensitivity Gap March 31, 2009 (in thousands)

	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	TOTAL

Investment securities	$ 5,767	$ 6,792	$18,540	$14,366	$ 45,465
Loans held for sale	2,453	–	–	–	2,453
Loans	78,618	18,061	77,607	32,941	207,227
Restricted stock	–	–	–	871	871
Interest bearing deposits at other banks	39,364	–	–	–	39,364

Total interest earning assets	126,202	24,853	96,147	48,178	295,380
Non-interest earning assets	–	–	–	–	20,768

Total assets	–	–	–	–	$316,148

Interest bearing transactions deposits	$147,303	$ –	$ –	$ –	$147,303
Certificates of deposit	10,781	29,434	17,644	–	57,859
Federal Home Loan Bank advances	–	–	–	11,000	11,000

Total interest bearing liabilities	158,084	29,434	17,644	11,000	216,162
Non-interest bearing liabilities	–	–	–	–	54,874

Total liabilities	–	–	–	–	271,036

Stockholders’ equity	–	–	–	–	45,382

Total liabilities and stockholders’ equity	–	–	–	–	$316,418

Interest sensitivity gap per period	$(31,882)	$ (4,581)	$78,503	$37,178	$ 79,218
Cumulative interest sensitivity gap	$(31,882)	$(36,463)	$42,040	$79,218	$ 79,218

Cumulative gap as a percentage of total interest earning assets	(10.8)%	(12.3)%	14.2%	26.8%	26.8%

Cumulative interest earning assets as a percentage of cumulative interest bearing liabilities	79.8%	80.6%	120.5%	136.6%	136.6%

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

     At March 31, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

     At March 31, 2009, liquid assets (cash and due from banks, interest bearing deposits at other banks, federal funds sold, and investment securities available for sale) were approximately $79.6 million, which represents 25.2% of total assets and 29.6% of total deposits and borrowings.

     The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $79.1 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at March 31, 2009). In addition, during April 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of April 20, 2009 of $11.2 million) with the Federal Reserve Bank of New York for direct discount window borrowings. At March 31, 2009 outstanding commitments to extend credit were $92.3 million and additional lines of credit of $19.5 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

     Total stockholders’ equity increased to $45.4 million at March 31, 2009. The Company issued to the U.S. Treasury pursuant to the Capital Purchase Program 7,414 shares of preferred stock and 163,085 warrants to purchase common stock on January 16, 2009 and received $7.4 million, net of issuance costs. This capital has been held at the Company level, and has not been contributed as equity to the Bank. Activity in stockholders’ equity consisted of a decrease in accumulated deficit of $267 thousand which represents net income of $619 thousand earned during the first three months of 2009 offset by a cash dividend payment of $352 thousand. Accumulated comprehensive income increased by $168 thousand resulting from a net change in unrealized gain on securities available for sale.

     At March 31, 2009 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2009, for the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio
The Bank:
Leverage Capital	$30,200	9.94%	$12,150	4%
Tier 1-Risk Based	$30,200	12.30%	$ 9,817	4%
Total Risk-Based	$32,823	13.37%	$19,634	8%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 16, 2009, the Company issued to the U.S. Treasury pursuant to the Capital Purchase Program 7,414 shares of preferred stock and 163,085 warrants to purchase common stock and received $7.2 million, net of issuance costs. See the Registrant’s Current Report on Form 8-k filed on January 22, 2009.

(b)	– none

(c) In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October, 2007 the Board increased this program by another 250,000 shares. However, the Company has suspended this program in connection with the Company’s participation in the Treasury’s Capital Purchase Program, and no repurchases were made in the first quarter of 2009.

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Not applicable

Item 6. Exhibits

     Exhibits

Exhibit 31.1 – Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)
Exhibit 31.2 – Certification of William S. Burns pursuant to SEC Rule 13a-14(a)
Exhibit 32 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP
Date: May 8, 2009	By: /s/ William S. Burns

WILLIAM S. BURNS
Chief Financial Officer