Form 10-Q
period 2009-06-30
SOMERSET HILLS BANCORP
filed 2009-08-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________

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

As of August 6, 2009 there were 5,179,420 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$6,378	$19,539
Interest bearing deposits at other banks	32,596	458
Federal funds sold	—	1,500

Total cash and cash equivalents	38,974	21,497

Loans held for sale	10,706	2,366
Investment securities held to maturity (Approximate market value of $11,561 in 2009 and $11,608 in 2008)	12,262	12,293
Investment securities available-for-sale	28,128	36,816

Loans receivable	208,117	211,246
Less: allowance for loan losses	(2,774)	(2,819)

Net loans receivable	205,343	208,427

Premises and equipment, net	5,738	5,973
Bank owned life insurance	7,599	8,459
Accrued interest receivable	1,091	1,227
Other assets	3,077	2,605

Total assets	$312,918	$299,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$56,174	$50,957
Interest bearing deposits-NOW, money market and savings	144,587	140,945
Certificates of deposit, under $100,000	32,583	32,774
Certificates of deposit, $100,000 and over	28,852	25,084

Total deposits	262,196	249,760

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	2,080	1,374

Total liabilities	275,276	262,134

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,179,420 shares in 2009 and 5,180,012 in 2008	37,303	37,361
Accumulated deficit	(244)	(326)
Accumulated other comprehensive income	583	494

Total stockholders’ equity	37,642	37,529

Total liabilities and stockholders’ equity	$312,918	$299,663

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2009	2008	2009	2008

INTEREST INCOME
Loans, including fees	$2,913	$3,168	$5,801	$6,605
Investment securities	499	457	1,062	929
Federal funds sold	—	51	2	87
Interest bearing deposits with other banks	26	5	37	11

Total interest income	3,438	3,681	6,902	7,632

INTEREST EXPENSE
Deposits	821	913	1,611	2,112
Federal Home Loan Bank advances	93	92	184	182

Total interest expense	914	1,005	1,795	2,294

Net interest income	2,524	2,676	5,107	5,338

Provision for loan losses	150	145	600	215

Net interest income after provision for loan losses	2,374	2,531	4,507	5,123

NON-INTEREST INCOME
Service fees on deposit accounts	64	76	135	142
Gains on sales of mortgage loans, net	513	288	798	545
Bank owned life insurance	77	86	722	173
Other income	62	72	132	127

Total non-interest income	716	522	1,787	987

NON-INTEREST EXPENSE
Salaries and employee benefits	1,288	1,310	2,768	2,615
Occupancy expense	470	474	978	958
Advertising and business promotion	60	84	101	144
Stationery and supplies	49	54	114	97
Data processing	131	142	251	281
Other operating expense	647	475	1,099	881

Total non-interest expense	2,645	2,539	5,311	4,976

Income before provision for income taxes	445	514	983	1,134

Provision for income taxes	114	147	33	323

Net income	$331	$367	$950	$811

Dividends and accretion of discount on preferred stock	257	—	350	—

Net income available to common stockholders	$74	$367	$600	$811

Per share data
Net income basic	$0.02	$0.07	$0.12	$0.16

Net income diluted	$0.02	$0.07	$0.12	$0.15

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2009	$—	$37,361	$(326)	$494	$—	$37,529

Issuance of preferred stock, net of costs	7,191	—	—	—	—	7,191
Stock based compensation	—	12	—	—	—	12
Issuance of common stock warrants	—	205	—	—	—	205
Net income for the period	—	—	950	—	950	950
Cash dividend paid common	—	—	(518)	—	—	(518)
Accretion of discount on preferred stock	223	—	(223)	—	—	—
Cash dividends on preferred stock	—	—	(127)	—	—	(127)
Redemption of preferred stock	(7,414)	—	—	—	—	(7,414)
Redemption of common stock warrants		(275)	—	—	—	(275)
Other comprehensive income, net of taxes	—	—	—	89	89	89

Total comprehensive income					$1,039

Balance June 30, 2009	$—	$37,303	$(244)	$583		$37,642

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$950	$811
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	336	348
Provision for loan losses	600	215
Mortgage loans originated for sale	(108,461)	(98,020)
Proceeds from mortgage loan sales	100,919	97,209
Gain on sale of mortgage loans	(798)	(545)
Decrease in accrued interest receivable	136	232
Decrease (increase) in bank owned life insurance	860	(173)
Stock based compensation	12	11
Increase in other assets	(472)	(251)
Increase in other liabilities	658	65

Net cash used in operating activities	(5,260)	(98)

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(9,525)
Maturity and payments of investment securities available-for-sale	8,802	11,223
Maturity and payments of investment securities held to maturity	31	1,587
Net decrease (increase) in loans receivable	2,484	(1,381)
Purchases of premises and equipment	(78)	(213)

Net cash provided by investing activities	11,239	1,691

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposit and savings accounts	8,859	(10,838)
Net increase in certificates of deposit	3,577	900
Net increase in Federal Home Loan Bank advances	—	8,000
Net proceeds from sale of common stock, options and warrants	205	—
Net proceeds from sale of preferred stock	7,191	—
Redemption of common stock warrants	(275)	—
Redemption of preferred stock	(7,414)	—
Cash dividends paid	(645)	(446)
Tax benefit of stock options exercised	—	24
Exercise of stock options	—	277
Purchase of common stock	—	(580)

Net cash (used in) provided by financing activities	11,498	(2,663)
Net increase (decrease) in cash and cash equivalents	17,477	(1,070)
Cash and cash equivalents at beginning of period	21,497	17,869

Cash and cash equivalents at end of period	$38,974	$16,799

Supplemental information:
Cash paid during the year for:
Interest	$1,802	$2,387
Income taxes	$245	$262
Transfer of loans to real estate owned	$—	$260

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2009, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc., and a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage the Bank’s foreclosed real estate properties, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The current dividend payments are being made out of income earned during the period. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

These financial statements consider events that occurred through August 12, 2009, the date the financial statements were issued.

b) Net Income Per Common Share

Basic net income per share of common stock is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$950	—	—	$811	—	—
Less: dividends and accretion of preferred stock	(350)	—	—	—	—	—

Net income applicable to common stockholders	$600	5,179	$0.12	$811	5,193	$0.16

Effect of dilutive securities:
Options	—	15		—	157

Diluted EPS:
Net income applicable to common stock-holders and assumed conversions	$600	5,194	$0.12	$811	5,350	$0.15

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$331			$367	—	—
Less: dividends and accretion of preferred stock	(257)			—	—	—

Net income applicable to common stockholders	$74	5,180	$0.02	$367	5,194	$0.07

Effect of dilutive securities:
Options	—	40		—	128

Diluted EPS:
Net income applicable to common stock-holders and assumed conversions	$74	5,220	$0.02	$367	5,322	$0.07

c) Comprehensive Income

          The components of other comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Net income	$331	$367	$950	$811
Change in unrealized losses holding on available for sale securities	(79)	(424)	89	(174)

Net unrealized (losses) income	(79)	(424)	89	(174)

Other comprehensive income (loss)	$252	$(57)	$1,039	$637

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

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2008	283,494	$7.47

Granted	11,000	5.95
Exercised	—	—
Forfeited	(10,135)	9.36

Outstanding at June 30, 2009	284,359	$7.50	3.5 Years	$240

Exercisable as of June 30, 2009	265,611	$7.43	3.0 Years	$223

The total stock-based compensation expense for the first six months of 2009 and 2008 was approximately $12 thousand and $11 thousand, respectively. The total intrinsic value of common stock options exercised for the first six months of 2008 was approximately $24 thousand. There were no stock options exercised during the first six months of 2009.

The per share weighted-average fair values of stock options granted during 2009 was $0.90 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2009: expected dividend yield of 3.36%, stock price volatility of 20.60%, risk-free interest rate of 2.50% and expected lives of 7 years. There were no options granted during the first six months of 2008.

Stock Awards:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of June 30, 2009, 1,692 shares were vested. For the six- month period ended June 30, 2009, the Company recognized $3 thousand of compensation expense related to the shares awarded. As of June 30, 2009 there was approximately $17 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares. These costs are expected to be recognized over a period of approximately 1.9 years. The fair value of non-vested stock awards at June 30, 2009 was $11 thousand.

A summary of the status of the Company’s nonvested plan shares as of June 30, 2009 and changes during the quarter ended is as follows:

For the Three Months Ended June 30, 2009

	Shares	Weighted Average Grant Date Share Value

Nonvested at beginning of period	3,780	$12.14
Granted	—	—
Forfeited	(591)	12.14
Vested	(1,692)	12.14

Nonvested at end of period	1,497	$12.14

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

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria and are deemed to be impaired based on projected cash flows, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009. The adoption did not have a material effect on the results of operations or financial position. See Note 4 Securities.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP 157-4 was adopted on April 1, 2009 and did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 and APB 28-1 were adopted on April 1, 2009 and did not have a material effect on the results of operations of financial position. See note 3 Fair Value.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. The Statement is effective for interim and annual financial periods ending after June 15, 2009. The adoption this quarter resulted in additional disclosure, but no material impact to the results over operations or financial position.

On June 12, 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. Statement Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. The adoption of these standards are not expected to impact the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162. With the issuance of this statement, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of the Codification is not intended to change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to impact the Company’s consolidated financial statements.

The SEC’s Office of the Chief Accountant published Staff Accounting Bulletin (SAB) No. 112. SAB 112 which was effective June 10, 2009 and amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, SAB 112 aims to bring existing guidance into conformity with recent pronouncements by the FASB, including FASB Statement No. 141 (Revised December 2007), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of this bulletin is not expected to impact the Company’s consolidated financial statements.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2009 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,402	$56	$(20)	$3,438
Interest expense	914	20	(20)	914
Provision for loan losses	150	—	—	150
Non-interest income	224	513	(21)	716
Non-interest expense including tax provision	2,400	380	(21)	2,759
Net income	162	169	—	331

Total assets	$312,059	$11,924	$(11,065)	$312,918

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2008 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,660	$60	$(39)	$3,681
Interest expense	1,005	39	(39)	1,005
Provision for loan losses	145	—	—	145
Non-interest income	255	288	(21)	522
Non-interest expense including tax provision	2,405	302	(21)	2,686
Net income	360	7	—	367

Total assets	$283,430	$6,991	$(6,904)	$283,517

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2009 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$7,079	$128	$(305)	$6,902
Interest expense	1,795	46	(46)	1,795
Provision for loan losses	600	—	—	600
Non-interest income	1,031	798	(42)	1,787
Non-interest expense including tax provision	4,720	666	(42)	5,344
Net income (loss)	995	214	(259)	950

Total assets	$312,059	$11,924	$(11,065)	$312,918

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2008 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$7,595	$127	$(90)	$7,632
Interest expense	2,294	90	(90)	2,294
Provision for loan losses	215	—	—	215
Non-interest income	484	545	(42)	987
Non-interest expense including tax provision	4,732	609	(42)	5,299
Net income (loss)	838	(27)	—	811

Total assets	$283,430	$6,991	$(6,904)	$283,517

3.	Fair Value

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below at June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at June 30, 2009 Using

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$28,128	$—	$28,128	$—

		Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$36,816	$—	$36,816	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below at June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at June 30, 2009 Using

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$102	$—	$—	$102

		Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$730	$—	$—	$730

The fair value of impaired loans is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $119 thousand, with a valuation allowance of $17 thousand at June 30, 2009 compared to a carrying amount of $1.2 million and specific reserves of $504 thousand for impaired loans at December 31, 2008. Specific reserves for impaired loans decreased by $487 thousand during the period.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2009 are outlined below. For cash and due from banks and interest bearing deposits, the recorded book value of approximately $6.4 million and $32.6 million approximates fair value at June 30, 2009.

The recorded value of loans held for sale is approximately $10.7 million at June 30, 2009 and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending June 30, 2009.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	June 30, 2009

	Carrying amount	Estimated Fair value

Investment securities – held to maturity	$12,262	$11,561
Investment securities – available for sale	$28,128	$28,128
Loans, including deferred costs	$208,117	$209,097

The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates to a schedule of aggregated expected monthly time deposit maturities.

	June 30, 2009

	Carrying amount	Estimated Fair value

Time deposits	$61,435	$62,411

The fair value of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	June 30, 2009

	Carrying amount	Estimated Fair value

Federal Home Loan Bank Borrowings	$11,000	$11,680

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

4.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at June 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$10,748	$79	$(289)	$10,538
Corporate debt securities	1,514	—	(491)	1,023

Total held to maturity	$12,262	$79	$(780)	$11,561

Available for Sale

Mortgage Backed Securities - Residential	$22,140	$775	$—	$22,915
Collaterized Mortgage Obligations	5,104	117	(8)	5,213

Total available-for-sale	$27,244	$892	$(8)	$28,128

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at June 30, 2009 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value

Held to Maturity

Due in one year or less	$—	$—
Due in one to five years	375	393
Due in five years to ten years	874	736
Due after ten years	11,013	10,432

	$12,262	$11,561

Available for Sale

Due in one year or less	$—	$—
Due in one year to five years	2,370	2,393
Due in five years to ten years	3,653	3,784
Due after ten years	21,221	21,951

	$27,244	$28,128

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Held to Maturity
Municipal securities	$3,925	$123	$1,587	$166	$5,512	$289
Corporate debt securities	—	—	1,023	491	1,023	491

Total	$3,925	$123	$2,610	$657	$6,535	$780

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale
Collateralized Mortgage Obligations	$762	$8	$—	$—	$762	$8

Total	$762	$8	$—	$—	$762	$8

At June 30, 2009, there were $2.6 million in securities held to maturity with gross unrealized losses that had been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to discount rate fluctuations related to specific asset classes. The Company expects to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

Securities with an amortized cost of $927 thousand were pledged to secure public funds on deposit at June 30, 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 2009 and June 30, 2008

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2008 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected by declines in real estate values or if the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 16 and 19 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

For the three months ended June 30, 2009 net income available to common stockholders was $74 thousand, or $0.02 per basic and diluted share, compared to $367 thousand, or $0.07 per basic and diluted share, for the same period in 2008. For the six months ended June 30, 2009 net income available to common stockholders was $600 thousand, or $0.12 per basic and diluted share, compared to $811 thousand, or $0.16 per basic and $0.15 per diluted share, for the same period in 2008.

Net income available to common stockholders and per share earnings for both the three- and six-month periods ending June 30, 2009 reflects the impact of dividends and accretion of discount (totaling $257 thousand for the three-month period and $350 thousand for the six-month period) in connection with preferred stock sold by the Company to the U.S. Treasury under the Capital Purchase Program. The Company redeemed these preferred shares during the second quarter of 2009. Results for the six-month period ended June 30, 2009 also reflect a $386 thousand increase in the provision for loan losses over the prior year period, as well as $568 thousand in tax-free proceeds from a bank-owned life insurance policy and a one-time $183 thousand expense for retirement liability related to the death of our founding Chief Financial Officer, Gerard Riker.

At June 30, 2009, total assets were $312.9 million, an increase of $13.2 million from total assets of $299.7 million at year-end 2008. The increase primarily reflects an increase of $17.5 million in cash and cash equivalents and an $8.3 million increase in loans held for sale. These increases were partially offset by an $8.7 million decrease in securities available for sale. The increase in total assets was funded largely through a $12.4 million increase in total deposits.

Interest Income

Total interest income decreased $243 thousand, or 6.6%, to $3.4 million for the quarter ended June 30, 2009 from $3.7 million for the same period in 2008. The reduction in interest income for the second quarter reflected a decrease of 102 basis points, from 5.69% during 2008 to 4.67% in 2009, in the rate earned on average interest earning assets. Reflecting a similar trend, for the six months ended June 30, 2009, total interest income decreased $730 thousand, or 9.5%, to $6.9 million from $7.6 million for the same period in 2008. The reduction in interest income for the first half of 2009 reflected a decrease of 116 basis points, from 5.97% in 2008 to 4.81% in 2009, in the rate earned on average interest earning assets. The declines in the interest rates earned in the second quarter and first half of 2009 were largely due to a declining short-term interest rate environment in which the Federal Reserve lowered the target fed funds rate by more than 200 basis points over the course of the year. The decline in market rates had the effect of lowering the rate we earned on our loan portfolio by 58 basis points for the second quarter and by 87 basis points for the first half compared to the prior year periods. Further contributing to a decrease in interest income was management’s strategic decision to remain relatively more liquid by investing a majority of its cash flow into short term investments, which during 2009 earned a materially lower rate than longer term loans or securities.

Interest Expense

Interest expense for the second quarter of 2009 decreased $91 thousand, or 9.1%, to $914 thousand from $1.0 million in the second quarter of 2008. For the six months ended June 30, 2008 interest expense decreased $499 thousand, or 21.8%, to $1.8 million from $2.3 million for the same period a year ago. Directionally consistent with the decline in overall market interest rates, the average rate paid on our interest bearing liabilities declined by 41 basis points to 1.67% during the second quarter of 2009 from 2.08% in the same period of 2008 and by 71 basis points to 1.68% during the first six months of 2009 from 2.39% in the same period of 2008. The overall rate we paid for funds was down less than the decline in the general level of interest rates as the aforementioned management strategy to remain relatively more liquid involved raising in excess of $27 million in promotional rate time deposits during the latter half of 2008. This resulted in a significant increase in interest-bearing liabilities (up 12.5% and 11.2% for the three- and six-month comparisons, respectively) and had the temporary effect of shifting the company’s deposit mix more towards time deposits, which bear a higher rate of interest than so-called “core” transaction accounts. Management expects a majority of these promotional time deposits to mature or re-price at lower interest rates during the second half of 2009.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three and six months ended June 30, 2009 and 2008. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended June 30,

		2009			2008

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Cash and due from banks	$39,935	$26	0.26%	$1,070	$5	1.87%
Loans	207,871	2,857	5.51%	205,353	3,108	6.09%
Loans held for sale	4,065	56	5.57%	4,148	60	5.81%
Investment securities(1)	43,444	499	4.61%	39,594	457	4.65%
Fed funds sold	—	—	0.00%	9,828	51	2.09%

Total interest earning assets	295,315	3,438	4.67%	259,993	3,681	5.69%

Non-interest earning assets	22,337			23,960
Allowance for loan losses	(2,679)			(3,056)

Total Assets	$314,973			$280,897

Liabilities and Equity

Interest bearing demand deposits	$119,048	$275	0.93%	$129,773	$549	1.70%
Savings	5,580	4	0.31%	5,371	13	0.97%
Money Market	22,582	30	0.54%	15,930	64	1.61%
Certificates of deposits	60,654	512	3.38%	32,548	287	3.54%
FHLB advances	11,000	93	3.37%	11,000	92	3.38%

Total interest bearing liabilities	218,864	914	1.67%	194,622	1,005	2.08%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	52,602			48,136
Other liabilities	1,235			904

Total Liabilities	272,701			243,662
Stockholders’ Equity	42,272			37,235

Total Liabilities and Stockholders’ Equity	$314,973			$280,897

Net Interest Income		$2,524			$2,676

Net Interest Spread			3.00%			3.61%
Net Interest Margin			3.43%			4.13%

(1) Includes FHLB stock

Comparative Average
Balance Sheets
Six Months Ended June 30,

		2009			2008

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Cash and due from banks	$29,126	$37	0.26%	$945	$11	2.35%
Loans	209,218	5,674	5.47%	205,351	6,478	6.34%
Loans held for sale	4,656	127	5.50%	4,140	127	6.17%
Investment securities(1)	45,727	1,062	4.68%	38,968	929	4.80%
Fed funds sold	892	2	0.35%	7,558	87	2.30%

Total interest earning assets	289,619	6,902	4.81%	256,962	7,632	5.97%

Non-interest earning assets	22,574			24,539
Allowance for loan losses	(2,660)			(3,132)

Total Assets	$309,533			$278,369

Liabilities and Equity

Interest bearing demand deposits	$117,986	$529	0.90%	$128,622	$1,318	2.06%
Savings	5,822	9	0.31%	4,884	24	0.98%
Money Market	20,913	56	0.54%	16,440	151	1.85%
Certificates of deposits	59,213	1,017	3.46%	32,373	619	3.84%
FHLB advances	11,000	184	3.37%	10,846	182	3.38%

Total interest bearing liabilities	214,934	1,795	1.68%	193,165	2,294	2.39%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	50,407			47,122
Other liabilities	1,201			937

Total Liabilities	266,542			241,224
Stockholders’ Equity	42,991			37,145

Total Liabilities and Stockholders’ Equity	$309,533			$278,369

Net Interest Income		$5,107			$5,338

Net Interest Spread			3.13%			3.58%
Net Interest Margin			3.56%			4.19%

(1) Includes FHLB stock

Net Interest Income

Net interest income for the second quarter of 2009 declined by $152 thousand, or 5.7%, from the same period last year, as a result of a contraction in the net interest margin (3.43% in the current quarter from 4.13% in the prior year quarter) and was partially offset by a 13.6% increase in interest-earning assets over the same period. Net interest income for the first six months of 2009 declined by $231 thousand, or 4.3%, from the same period last year, also as a result of a contraction in the net interest margin (3.56% in the first half of 2009 from 4.19% in the prior year period), and partially offset by an 11.2% increase in interest-earning assets over the same period. The largest component of the increase in the Company’s average interest earning assets was lower yielding interest bearing deposits at other banks, which increased to $39.9 million in the current quarter from $1.1 million a year ago, and to $29.1 million in the first half from $945 thousand in the prior year period. These increases in assets were largely funded by an increase in time deposits, reflecting the aforementioned strategy to remain relatively more liquid. Average time deposits increased to $60.7 million and $59.2 million from $32.5 million and $32.4 million for the quarter and six-month periods, respectively. Also partially offsetting the negative impact to current period net interest income was an increase in average noninterest-bearing demand deposits, which grew by 9.3% to $52.6 million in the first quarter and by 7.0% to $50.4 million in the first half, from prior year periods.

Provision for Loan Losses

The Company’s asset quality metrics, including the level of nonperforming loans and the level of net charge-offs, have improved throughout 2009. Notwithstanding these positive indications, management believes there are potentially increased risks in certain segments of the loan portfolio due to a significantly weakened national economy, the negative effects of which have begun to extend into the communities we serve. For the three months ended June 30, 2009 the provision for loan losses was $150 thousand compared to $145 thousand for the quarter ended June 30, 2008 and was $600 thousand for the six months ended June 30, 2009 as compared to $215 thousand for the six months ended June 30, 2008. Management reviews the adequacy of its allowance on an ongoing basis and will provide for additional provisions in future periods, as management may deem necessary.

Non-Interest Income

Non-interest income increased by $194 thousand, or 37.2%, in the second quarter of 2009, to $716 thousand from $522 thousand in the second quarter of 2008. The increase was largely due to a $225 thousand increase in gains on sale of residential loans ($513 thousand of gains on $72.2 million principal amount of loans in 2009 versus $288 thousand on $45.2 million of loans) at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank. Sullivan, which originates loans for sale strictly on a pre-sold flow-basis, had a strong quarter due to increased residential loan refinancing business. Partially offsetting the increase in mortgage banking activity was a $12 thousand decrease in fees on deposits and a $9 thousand decrease in bank owned life insurance income.

For the six months ended June 30, 2009 non-interest income increased $800 thousand to $1.8 million from $987 thousand for the same period in 2008. The 2009 period included a $583 thousand bank owned life insurance death benefit payment. Excluding the benefit payment, the Company’s non interest income increased by $217 thousand, or 22.0%, for the six-month year over year comparison. Contributing to this increase were gains on sale of residential mortgage loans, which increased to $798 thousand (on volume of $116.2 million) from $545 thousand (on volume of $98.0 million) in the prior year. Partially offsetting these positive factors was a $34 thousand decrease in investment income earned on bank owned life insurance.

Non-Interest Expense

For the quarter ended June 30, 2009, non-interest expense increased $106 thousand from the same period last year. The increase in non-interest expense in the second quarter of 2009 was primarily attributable to an increase of $172 thousand in other operating expense. The increases in other operating expenses reflect an increase of $222 thousand in FDIC insurance premiums. The increased FDIC premiums are primarily related to a special assessment levied on all insured depository institutions of 5 basis points of assets at June 30, 2009 less tier 1 capital. The Bank’s cost for the assessment, which is payable September 30, 2009, was approximately $140,000. These increases were partially offset by a decrease of $24 thousand in advertising and business promotions, $22 thousand in salaries and benefits, $5 thousand in stationery and supplies, $4 thousand in occupancy expense and $11 thousand in data processing compared to the comparable period of 2008.

For the six months ended June 30, 2009, non-interest expense increased $335 thousand from the same period last year. The increase in non-interest expense in the first six months of 2009 was primarily attributable to a $183 thousand charge for retirement plan liability due to Mr. Riker’s death and an increase of $234 thousand in FDIC insurance premiums. There was also an increase of $20 thousand in occupancy expense and $17 thousand in stationery and supplies for the comparable period. These increases were offset by a decrease of $43 thousand in advertising and business promotion expense and $30 thousand in data processing.

Income Taxes

Income tax expense decreased $33 thousand to $114 thousand for the three months ended June 30, 2009 as compared to $147 thousand for the same period in 2008. The decrease is a result of the Company’s lower income for the quarter ended June 30, 2009.

For the six months ended June 30, 2009 income tax expense decreased $290 thousand to $33 thousand as compared to $323 thousand for the same period in 2008. The decrease is a result of lower pretax income and the aforementioned $583 thousand tax free death benefit payment from bank owned life insurance during the quarter ended March 31, 2009.

FINANCIAL CONDITION

June 30, 2009 as compared to December 31, 2008

Total assets at June 30, 2009 increased $13.2 million to $312.9 million from $299.7 million at December 31, 2008. The increase is primarily attributable to an increase of $32.1 million in interest bearing deposits at other banks. This increase was due to several factors, including management’s strategic decision to remain liquid by issuing higher rate time deposits. The increase in interest bearing deposits at other banks was partially offset by decreases of $3.1 million in loans receivable, $8.7 million in investment securities available for sale and $1.5 million in federal funds sold. The decline in loans reflects the continued soft economy in our trade area, as credit demand from our customers has weakened and the decline in securities reflects higher prepayments of our mortgage-backed investments due to the current low interest rate environment. Total deposits increased $12.4 million from $249.8 million at year-end 2008 to $262.2 million on June 30, 2009.

The Company received, on January 16, 2009, $7.4 million in proceeds, net of issuance costs, from the issuance of preferred stock and warrants to the U.S. Treasury under the Capital Purchase Program (discussed further below). The net proceeds from the sale of these securities were originally held in cash pending increased loan demand, and were then used to fund the redemption of these securities. The Company completed the redemption of the preferred stock on May 20, 2009 and repurchased the warrants on June 24, 2009.

Total loans at June 30, 2009 decreased $3.1 million to $208.1 million from $211.2 million at year-end 2008. The changes in and composition of the loan portfolio, by category, as of June 30, 2009 compared to December 31, 2008 is as follows: Commercial loans decreased $11.8 million, or 20.5% to $45.8 million, construction, land and land development loans increased by $2.2 million or 31.1% to $9.1 million, Commercial mortgage loans increased $9.4 million or 11.1% to $94.0. Home equity loans decreased by $874 thousand or 1.8% to $47.4 million and residential mortgage loans decreased by $1.9 million, or 14.6%, to $10.9 million. Other consumer loans decreased by $115 thousand, or 11.1%, to $920 thousand.

The following schedule presents the components of our loan portfolio, net of unearned income, for each period presented:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial	$45,767	22.0%	$57,600	27.3%
Real Estate:
Construction, land and land development	9,108	4.4%	6,945	3.3%
Commercial mortgages	93,960	45.2%	84,578	40.1%
Residential mortgages	10,867	5.2%	12,718	6.0%
Consumer:
Home equity	47,365	22.8%	48,239	22.8%
Other consumer	920	0.4%	1,035	0.5%

Gross loans	207,987	100.0%	211,115	100.0%

Net deferred costs	130		131

Total loans	208,117		211,246
Less: Allowance for loan losses	2,774		2,819

Net Loans	$205,343		$208,427

Commercial loans are loans made for business purposes and are primarily secured by collateral, such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Real estate loans consist of (i) construction, land and land development loans, which include loans secured by first liens on commercial or residential properties to finance the construction or renovation of such properties (ii) commercial mortgages, which include loans secured by first liens on completed commercial properties to purchase or refinance such properties and (iii) residential mortgages, which include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences.

Securities available for sale decreased $8.7 million, or 23.6%, from $36.8 million at year-end 2008 to $28.1 million at June 30, 2009. Securities held to maturity remained constant at $12.3 million at December 31, 2008 and at June 30, 2009. The Company did not purchase any new securities in the first six months of 2009 and $8.8 million in securities matured, were called or were prepaid. There was $583 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $24 thousand in net amortization expenses during the first six months of 2009.

Total deposits increased $12.4 million, or 5.0%, to $262.2 million during the first six months of 2009 from $249.8 million for the year ended December 31, 2008. NOW deposits decreased by $3.4 million, savings deposits decreased by $2.4 million, money market deposits increased $9.5 million and demand deposits decreased by $3.3 million. Time deposits increased $3.6 million. Management continues to monitor the Bank’s deposit portfolio through its Investment and Asset/Liability Committee.

ASSET QUALITY

At June 30, 2009, total non-performing assets, which are composed solely of non accrual loans, declined $1.2 million to $119 thousand compared to $1.4 million at December 31, 2008. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	June 30, 2009	December 31, 2008
	(dollars in thousands)

Non-accrual loans	$119	$1,365
Non-accrual loans to total loans	0.06%	0.65%
Non-performing assets to total assets	0.04%	0.46%
Allowance for loan losses as a % of non-performing loans	2,331%	207%
Allowance for loan losses to total loans	1.33%	1.33%

Non-Performing Assets

Non-Performing Assets include non-performing loans and other real estate owned (“OREO”), properties acquired through foreclosure or a deed in lieu. At June 30, 2009 we had no OREO and our only non-performing assets were $119 thousand in non-accrual loans discussed above.

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

At June 30, 2009, the allowance for loan losses was $2.8 million, down $45 thousand from year-end 2008. There were $646 thousand in charge offs and $1 thousand in recoveries reported in the first six months of 2009. The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 2009 and at December 31, 2008.

INTEREST RATE SENSITIVITY ANALYSIS

The principal objective of the Company’s asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company’s business focus, operating environment, and capital and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. The Company seeks to reduce the vulnerability of its operations to changes in interest rates, and actions in this regard are taken under the guidance of the Asset/Liability Committee (the “ALCO”). The ALCO generally reviews the Company’s liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of June 30, 2009 and 2008 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of June 30, 2009, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 1.6%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.3%. As of June 30, 2008, our model predicted that a 200 basis point gradual increase in general interest rates would decrease net interest income by 1.6%, while a 200 basis point decrease would increase net interest income by 1.3%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of June 30, 2009, was -1.31% with a rate shock of up 200 basis points, and +0.19% with a rate shock of down 200 basis points. At June 30, 2008, the variances were -2.53% assuming an up 200 basis points rate shock and +0.67% assuming a down 200 basis points rate shock.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At June 30, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 2009, liquid assets (cash and due from banks, interest bearing deposits at other banks, federal funds sold, and investment securities available for sale) were approximately $67.1 million, which represents 21.4% of total assets and 24.6% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $78.2 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at June 30, 2009). In addition, during April 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of June 30, 2009 of $11.1 million) with the Federal Reserve Bank of New York for direct discount window borrowings. In addition, the Bank has in place additional borrowing capacity of $19.5 million through correspondent banks. At June 30, 2009 outstanding commitments for the Bank to extend credit were $92.9 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased slightly to $37.6 million at June 30, 2009 from $37.5 million at December 31, 2008. The Company issued to the U.S. Treasury pursuant to the Capital Purchase Program 7,414 shares of preferred stock and 163,085 warrants to purchase common stock on January 16, 2009 and received $7.4 million in proceeds, net of issuance costs. The Company redeemed, on May 20, 2009, all 7,414 shares of preferred stock for $7.4 million and, on June 24, 2009, repurchased all 163,085 warrants for $275 thousand. Additional activity in stockholders’ equity for the first six months of 2009 consisted of net income of $950 thousand and other comprehensive income, consisting of unrealized after-tax gains on securities available for sale, of $89 thousand, partially offset by cash dividends of $645 thousand.

At June 30, 2009 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2009, for the Bank, as well as the minimum regulatory requirements. The Company, although not subject to explicit capital ratio requirements by its regulators, had a tangible common equity to tangible assets ratio of 12.0% at June 30, 2009.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$30,567	9.71%	$12,588	4.00%
Tier 1 – Risk Based	$30,567	12.23%	$9,998	4.00%
Total Risk - Based	$33,341	13.34%	$19,772	8.00%

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

          (a) and (b) - none

(c)

In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October 2007 the Board increased this program by another 250,000 shares. No shares were repurchased during the second quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30	—	—	—	207,597
May 1 – May 31	—	—	—	207,597
June 1 – June 30	—	—	—	207,597

Total	—	$—	—	207,597

Item 3.	Defaults Upon Senior Securities

          Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

           On April 22, 2009, the Registrant held its annual meeting of shareholders. Shareholders were asked to elect members of the Company’s Board of Directors whose terms expired. The results were as follows:

Nominees:	For	Withold Authority

Stewart E. McClure, Jr.	4,604,220	27,189
Desmond V. Lloyd	4,295,992	335,417
William F. Keefe	4,585,973	45,436
Jefferson W. Kirby	4,591,487	39,922

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

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

SOMERSET HILLS BANCORP

Date: August 12, 2009	By:/s/ William S. Burns

William S. Burns
Chief Financial Officer