Form 10-Q
period 2009-09-30
SOMERSET HILLS BANCORP
filed 2009-11-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation SD-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of November 6, 2009 there were 5,179,773 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS

Cash and due from banks	$4,386	$19,539
Interest bearing deposits at other banks	32,917	458
Federal funds sold	—	1,500

Total cash and cash equivalents	37,303	21,497

Loans held for sale	2,059	2,366
Investment securities held to maturity (Approximate market value of $12,157 in 2009 and $11,608 in 2008)	12,262	12,293
Investment securities available for sale	34,160	36,816

Loans receivable	209,183	211,246
Less: allowance for loan losses	(2,914)	(2,819)

Net loans receivable	206,269	208,427

Premises and equipment, net	5,655	5,973
Bank owned life insurance	7,678	8,459
Accrued interest receivable	1,116	1,227
Other assets	2,663	2,605

Total assets	$309,165	$299,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$56,793	$50,957
Interest bearing deposits-NOW, money market and savings	144,693	140,945
Certificates of deposit, under $100,000	28,988	32,774
Certificates of deposit, $100,000 and over	27,581	25,084

Total deposits	258,055	249,760

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	2,074	1,374

Total liabilities	271,129	262,134

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,179,773 shares in 2009 and 5,180,012 in 2008	37,311	37,361
Accumulated deficit	(41)	(326)
Accumulated other comprehensive income	766	494

Total stockholders’ equity	38,036	37,529

Total liabilities and stockholders’ equity	$309,165	$299,663

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008

INTEREST INCOME
Loans, including fees	$2,989	$3,256	$8,791	$9,861
Investment securities	481	434	1,543	1,363
Federal funds sold	—	11	2	98
Interest bearing deposits with other banks	22	4	58	15

Total interest income	3,492	3,705	10,394	11,337

INTEREST EXPENSE
Deposits	737	855	2,348	2,967
Federal funds purchased	—	12	—	12
Federal Home Loan Bank advances	93	98	277	280

Total interest expense	830	965	2,625	3,259

Net interest income	2,662	2,740	7,769	8,078

Provision for loan losses	150	150	750	365

Net interest income after provision for loan losses	2,512	2,590	7,019	7,713

NON-INTEREST INCOME
Service fees on deposit accounts	72	83	207	225
Gains on sales of mortgage loans, net	371	249	1,169	794
Bank owned life insurance	79	87	801	261
Other income	72	61	204	187

Total non-interest income	594	480	2,381	1,467

NON-INTEREST EXPENSE
Salaries and employee benefits	1,382	1,303	4,150	3,918
Occupancy expense	468	493	1,446	1,451
Advertising and business promotion	50	78	151	222
Stationery and supplies	37	41	152	138
Data processing	125	137	376	418
Other operating expense	388	417	1,485	1,298

Total non-interest expense	2,450	2,469	7,760	7,445

Income before provision for income taxes	656	601	1,640	1,735

Provision for income taxes	194	176	227	499

Net income	$462	$425	$1,413	$1,236

Dividends and accretion of discount on preferred stock	—	—	350	—

Net income available to common stockholders	$462	$425	$1,063	$1,236

Per share data
Net income basic	$0.09	$0.08	$0.21	$0.24

Net income diluted	$0.08	$0.08	$0.20	$0.23

See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2009	$—	$37,361	$(326)	$494	$—	$37,529

Issuance of preferred stock, net of costs	7,191	—	—	—	—	7,191
Exercise of common stock options	—	2	—	—	—	2
Stock based compensation	—	18	—	—	—	18
Issuance of common stock warrants	—	205	—	—	—	205
Net income for the period	—	—	1,413	—	1,413	1,413
Cash dividend paid common	—	—	(778)	—	—	(778)
Accretion of discount on preferred stock	223	—	(223)	—	—	—
Cash dividends on preferred stock	—	—	(127)	—	—	(127)
Redemption of preferred stock	(7,414)	—	—	—	—	(7,414)
Redemption of common stock warrants		(275)	—	—	—	(275)
Other comprehensive income, net of taxes	—	—	—	272	272	272

Total comprehensive income					$1,685

Balance September 30, 2009	$—	$37,311	$(41)	$766		$38,036

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$1,413	$1,236
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	502	541
Provision for loan losses	750	365
Mortgage loans originated for sale	(150,418)	(141,433)
Proceeds from mortgage loan sales	151,894	140,666
Gain on sale of mortgage loans	(1,169)	(794)
Decrease in accrued interest receivable	111	232
Decrease (increase) in bank owned life insurance	781	(260)
Stock based compensation	18	17
(Increase) decrease in other assets	(58)	7
Increase in other liabilities	558	372

Net cash provided by operating activities	4,382	949

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(8,152)	(10,690)
Maturity and payments of investment securities available-for-sale	11,182	16,534
Maturity and payments of investment securities held to maturity	31	1,586
Net decrease (increase) in loans receivable	1,408	(2,335)
Purchases of premises and equipment	(144)	(216)

Net cash provided by investing activities	4,325	4,879

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposit and savings accounts	9,584	(23,356)
Net (decrease) increase in certificates of deposit	(1,289)	15,807
Net increase in Federal Home Loan Bank advances	—	8,000
Net proceeds from sale of common stock, options and warrants	205	—
Net proceeds from sale of preferred stock	7,191	—
Redemption of common stock warrants	(275)	—
Redemption of preferred stock	(7,414)	—
Cash dividends paid	(905)	(703)
Tax benefit of stock options exercised	—	53
Exercise of stock options	2	837
Purchase of common stock	—	(1,206)

Net cash provided by (used in) financing activities	7,099	(568)
Net increase in cash and cash equivalents	15,806	5,260
Cash and cash equivalents at beginning of period	21,497	17,869

Cash and cash equivalents at end of period	$37,303	$23,129

Supplemental information:
Cash paid during the year for:
Interest	$2,648	$3,368
Income taxes	$296	$303
Transfer of loans to real estate owned	$—	$297

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2009, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc., and a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage the Bank’s foreclosed real estate properties, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The current dividend payments are being made out of income earned during the period. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

These financial statements consider events that occurred through November 12, 2009, the date the financial statements were issued.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$1,413	—	—	$1,236	—	—
Less: dividends and accretion of preferred stock	(350)	—	—	—	—	—

Net income applicable to common stockholders	$1,063	5,179	$0.21	$1,236	5,175	$0.24

Effect of dilutive securities:
Options	—	26		—	114

Diluted EPS:
Net income applicable to common stockholders and assumed conversions	$1,063	5,205	$0.20	$1,236	5,289	$0.23

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$462	5,179	$0.09	$425	5,140	$0.08

Effect of dilutive securities:
Options	—	44		—	76

Diluted EPS:
Net income applicable to common stockholders and assumed conversions	$462	5,223	$0.08	$425	5,216	$0.08

c) Comprehensive Income

          The components of other comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net income	$462	$425	$1,413	$1,236
Change in unrealized losses holding on available for sale securities	183	167	272	(7)

Net unrealized (losses) income	183	167	272	(7)

Other comprehensive income	$645	$592	$1,685	$1,229

d) Stock-Based Compensation

Stock Options:

The Company accounts for stock options using the modified prospective transition method. For accounting purposes, the Company recognizes expense for shares of common stock awarded over the vesting period at the fair market value of the shares on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2008	283,494	$7.47

Granted	11,000	5.95
Exercised	(353)	6.27
Forfeited	(10,135)	9.36

Outstanding at September 30, 2009	284,006	$7.50	2.9 Years	$361

Exercisable as of September 30, 2009	264,744	$7.44	2.5 Years	$338

The total stock-based compensation expense for the first nine months of 2009 and 2008 was approximately $18 thousand and $17 thousand, respectively. The total intrinsic value of common stock options exercised for the first nine months of 2009 and 2008 was approximately $1 thousand and $54 thousand, respectively.

The per share weighted-average fair values of stock options granted during 2009 was $0.90 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2009: expected dividend yield of 3.36%, stock price volatility of 20.60%, risk-free interest rate of 2.50% and expected lives of 7 years. There were no options granted during the first nine months of 2008.

Stock Awards:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under equity incentive plans over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of September 30, 2009, 1,692 shares were vested. For the nine- month period ended September 30, 2009, the Company recognized $5 thousand of compensation expense related to the shares awarded. As of September 30, 2009 there was approximately $15 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares.

These costs are expected to be recognized over a period of approximately 1.7 years. The fair value of non-vested stock awards at September 30, 2009 was $12 thousand.

A summary of the status of the Company’s nonvested plan shares as of September 30, 2009 and changes during the quarter ended is as follows:

For the Three Months Ended September 30, 2009

	Shares	Weighted Average Grant Date Share Value

Nonvested at beginning of period	1,497	$12.14
Granted	—	—
Forfeited	—	—
Vested	—	—

Nonvested at end of period	1,497	$12.14

e) Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now part of FASB ASC 320, “Investments – Debt and Equity Securities”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria and are deemed to be impaired based on projected cash flows, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009. The adoption did not have a material effect on the results of operations or financial position. See Note 4 Securities.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which is now part of FASB ASC 820, “Fair Value Measurements and Disclosures”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP 157-4 was adopted on April 1, 2009 and did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which is now part of FASB ASC 825, “Financial Instruments”. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 and APB 28-1 were adopted on April 1, 2009 and did not have a material effect on the results of operations of financial position. See note 3 Fair Value.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” which is now part of FASB ASC 855, “Subsequent Events”. The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Statement is effective for interim and annual financial periods ending after June 15, 2009. The adoption this quarter resulted in additional disclosure, but no material impact to the results over operations or financial position.

On June 12, 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. Statement Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. The adoption of these standards is not expected to impact the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, which is now part of FASB ASC 105. With the issuance of this statement, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of the Codification is not intended to change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August, 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, as subset of Topic 820 – “Fair Value Measurements and Disclosure”. Among other clarifying points, ASU 2009-05 provides clarification that in circumstance in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) The quoted price of the identical liability when traded as an asset, (2) Quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) Another valuation technique that is consistent with the principles of Topic 820 such as an income approach or market approach. The ASU is effective as of September 30, 2009. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

2.	Segment Information

The Company’s mortgage operations are managed separately from the traditional banking and related financial services that the Company also offers. Sullivan Financial Services, Inc. originates, for resale in the secondary market, conventional and non-conventional 1-4 family residential mortgages, Veteran Administration guaranteed mortgages, Department of Housing and Urban Development insured mortgages and non-conventional programs, such as jumbo mortgages and a wide variety of adjustable products.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2009 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,465	$43	$(16)	$3,492
Interest expense	830	16	(16)	830
Provision for loan losses	150	—	—	150
Non-interest income	244	371	(21)	594
Non-interest expense including tax provision	2,353	312	(21)	2,644
Net income	376	86	—	462

Total assets	$308,538	$3,649	$(3,022)	$309,165

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2008 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,676	$77	$(48)	$3,705
Interest expense	965	48	(48)	965
Provision for loan losses	150	—	—	150
Non-interest income	252	249	(21)	480
Non-interest expense including tax provision	2,382	284	(21)	2,645
Net income (loss)	431	(6)	—	425

Total assets	$286,343	$7,285	$(7,106)	$286,522

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2009 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$10,545	$170	$(321)	$10,394
Interest expense	2,625	62	(62)	2,625
Provision for loan losses	750	—	—	750
Non-interest income	1,275	1,169	(63)	2,381
Non-interest expense including tax provision	7,073	977	(63)	7,987
Net income (loss)	1,372	300	(259)	1,413

Total assets	$308,538	$3,649	$(3,022)	$309,165

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2008 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$11,271	$204	$(138)	$11,337
Interest expense	3,259	138	(138)	3,259
Provision for loan losses	365	—	—	365
Non-interest income	738	794	(65)	1,467
Non-interest expense including tax provision	7,115	894	(65)	7,944
Net income (loss)	1,270	(34)	—	1,236

Total assets	$286,343	$7,285	$(7,106)	$286,522

3.	Fair Value

Statement 157, which is now included in FASB ASC 820, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below at September 30, 2009 and December 31, 2008 (in thousands):

Fair Value Measurements at September 30, 2009 Using

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$ 34,160	$ —	$ 34,160	$ —

Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$ 36,816	$ —	$ 36,816	$ —

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below at September 30, 2009 and December 31, 2008 (in thousands):

Fair Value Measurements at September 30, 2009 Using

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$ 954	$ —	$ —	$ 954

Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$ 730	$ —	$ —	$ 730

The fair value of impaired loans is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property, which include taxes, commissions, first liens and legal fees. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.0 million, with a valuation allowance of $75 thousand at September 30, 2009 compared to a carrying amount of $1.2 million and specific reserves of $504 thousand for impaired loans at December 31, 2008. Specific reserves for impaired loans decreased by $492 thousand during 2009.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2009 are outlined below. For cash and due from banks and interest bearing deposits, the recorded book value of approximately $4.4 million and $32.9 million approximates fair value at September 30, 2009.

The recorded value of loans held for sale is approximately $2.1 million at September 30, 2009 and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending September 30, 2009.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of investment securities are estimated based on the financial statements of consolidated balance sheets. See also note 4 Securities below.

	September 30, 2009

	Carrying amount	Estimated Fair value

Investment securities – held to maturity	$12,262	$12,157
Investment securities- available for sale	$34,160	$34,160
Loans, including deferred costs	$209,183	$210,755

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

	September 30, 2009

	Carrying amount	Estimated Fair value

Time deposits	$56,569	$57,530

The fair value of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan Bank borrowings maturities.

	September 30, 2009

	Carrying amount	Estimated Fair value

Federal Home Loan Bank borrowings	$11,000	$12,411

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

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at September 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$10,748	$283	$(49)	$10,982
Corporate debt securities	1,514	—	(339)	1,175

Total held to maturity	$12,262	$283	$(388)	$12,157

Available for Sale

U.S. Government Sponsored Agency Securities	$4,500	$—	$(1)	$4,499
Mortgage Backed Securities - Residential	22,745	1,046	—	23,791
Collaterized Mortgage Obligations	5,755	128	(13)	5,870

Total available-for-sale	$33,000	$1,174	$(14)	$34,160

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at September 30, 2009 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value

Held to Maturity

Due in one year or less	$—	$—
Due in one to five years	375	398
Due in five years to ten years	1,772	1,726
Due after ten years	10,115	10,033

	$12,262	$12,157

Available for Sale

Due in one year or less	$—	$—
Due in one year to five years	6,139	6,181
Due in five years to ten years	4,916	5,092
Due after ten years	21,945	22,887

	$33,000	$34,160

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Held to Maturity
Municipal securities	$—	$—	$1,561	$49	$1,561	$49
Corporate debt securities	—	—	1,175	339	1,175	339

Total	$—	$—	$2,736	$388	$2,736	$388

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale
U.S. Government Sponsored Agency Securities	$999	$1	$—	$—	$999	$1
Collateralized Mortgage Obligations	496	13	—	—	496	13

Total	$1,495	$14	$—	$—	$1,495	$14

At September 30, 2009, there were $2.7 million in securities held to maturity with gross unrealized losses that had been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to discount rate fluctuations related to specific asset classes. The Company expects to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

Securities with an amortized cost of $923 thousand were pledged to secure public funds on deposit at September 30, 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2009 and September 30, 2008

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2008 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected by declines in real estate values or if the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 17 and 19 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

For the three months ended September 30, 2009 net income was $462 thousand, or $0.09 per basic share and $0.08 per diluted share, compared to $425 thousand, or $0.08 per basic and diluted share, for the same period in 2008. For the nine months ended September 30, 2009 net income available to common stockholders was $1.1 million, or $0.21 per basic share and $0.20 per diluted share, compared to $1.2 million, or $0.24 per basic share and $0.23 per diluted share, for the same period in 2008.

Net income available to common and diluted earnings per share for nine-month period ending September 30, 2009 reflect accretion, dividends, and repurchase premium totaling $350 thousand related to $7.4 million of preferred stock and warrants issued on January 16, 2009 to the U.S. Treasury under the Capital Purchase Program. During the second quarter of 2009, the Company repurchased all of the preferred stock and warrants issued to Treasury, and therefore these securities had no impact on the current quarter. Results for the nine-month period ended September 30, 2009 also reflect a $385 thousand increase in the provision for loan losses over the prior year period, as well as $568 thousand in tax-free proceeds from a bank-owned life insurance policy and a one-time $183 thousand expense for retirement liability related to the death of our founding Chief Financial Officer, Gerard Riker.

At September 30, 2009, total assets were $309.2 million, an increase of $9.5 million from total assets of $299.7 million at year-end 2008. The increase was primarily due to a $15.8 million increase in cash and cash equivalents partially offset by decreases in loans receivable and securities available for sale. The increase in total assets was funded largely through an $8.3 million increase in total deposits.

Interest Income

Total interest income decreased $213 thousand, or 5.8%, to $3.5 million for the quarter ended September 30, 2009 from $3.7 million for the same period in 2008. The reduction in interest income for the third quarter reflected a decrease of 96 basis points, from 5.79% during 2008 to 4.83% in 2009, in the rate earned on average interest earning assets. Reflecting a similar trend, for the nine months ended September 30, 2009, total interest income decreased $943 thousand, or 8.3%, to $10.4 million from $11.3 million for the same period in 2008. The reduction in interest income for the first nine months of 2009 reflected a decrease of 110 basis points, from 5.91% in 2008 to 4.81% in 2009, in the rate earned on average interest earning assets. The declines in the interest rates earned in the third quarter and first nine months of 2009 versus prior year periods were largely due to a declining short-term interest rate environment in which the Federal Reserve lowered the target fed funds rate from 2.00% at mid-year 2008 to 0.25% at year-end 2008. The decline in market rates had the effect of lowering the rate we earned on our loan portfolio by 58 basis points for the third quarter and by 73 basis points for the first nine months compared to the prior year periods. Further contributing to a decrease in interest income was management’s strategic decision to remain relatively more liquid by depositing a majority of its cash flow into short term investments, which during 2009 earned a materially lower rate than longer term loans or securities.

Interest Expense

Interest expense for the third quarter of 2009 decreased $135 thousand, or 14.0%, to $830 thousand from $965 thousand in the third quarter of 2008. For the nine months ended September 30, 2009 interest expense decreased $634 thousand, or 19.5%, to $2.6 million from $3.3 million for the same period a year ago. The average rate paid on our interest bearing liabilities declined by 46 basis points to 1.55% during the third quarter of 2009 from 2.01% in the same period of 2008 and by 62 basis points to 1.64% during the first nine months of 2009 from 2.26% in the same period of 2008, consistent with the decline in overall market interest rates. The overall rate we paid for funds was down less than the decline in the general level of interest rates as the aforementioned management strategy to remain relatively more liquid involved raising in excess of $27 million in promotional rate time deposits during the latter half of 2008. This resulted in a significant increase in interest-bearing liabilities (up 11.2% for the three- and nine-month comparisons) and had the temporary effect of shifting the company’s deposit mix more towards time deposits, which bear higher rates of interest than so-called “core” transaction accounts. Approximately $16 million of these promotional time deposits matured or re-priced at lower interest rates prior to September 30, 2009, which contributed to a 25 basis point widening of the Bank’s net interest margin in the current quarter versus the second quarter of 2009. An additional $6 million of these deposits are expected to mature or reprice during the fourth quarter of 2009.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three and nine months ended September 30, 2009 and 2008. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended September 30,

		2009			2008

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

			(Dollars in Thousands)
Assets

Interest-earning deposits	$30,941	$22	0.28%	$1,054	$4	1.47%
Loans	209,672	2,948	5.58%	209,359	3,179	6.04%
Loans held for sale	3,294	41	5.03%	5,121	77	6.00%
Investment securities(1)	43,192	481	4.42%	36,749	434	4.70%
Fed funds sold	—	—	0.00%	2,473	11	1.78%

Total interest earning assets	287,099	3,492	4.83%	254,756	3,705	5.79%

Non-interest earning assets	21,777			24,550
Allowance for loan losses	(2,821)			(3,078)

Total Assets	$306,055			$276,228

Liabilities and Equity

Interest bearing demand deposits	$116,632	$274	0.93%	$117,263	$469	1.59%
Savings	6,025	6	0.37%	5,777	12	0.87%
Money Market	21,067	29	0.54%	17,404	67	1.53%
Certificates of deposits	57,961	428	2.93%	37,127	307	3.29%
Federal funds purchased	—	—	0.00%	2,014	12	2.39%
FHLB advances	11,001	93	3.37%	11,737	98	3.31%

Total interest bearing liabilities	212,686	830	1.55%	191,322	965	2.01%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	53,774			47,355
Other liabilities	1,464			1,033

Total Liabilities	267,924			229,710
Stockholders’ Equity	38,131			36,518

Total Liabilities and Stockholders’ Equity	$306,055			$276,228

Net Interest Income		$2,662			$2,740

Net Interest Spread			3.28%			3.78%
Net Interest Margin			3.68%			4.28%

(1) Includes FHLB stock

Comparative Average
Balance Sheets
Nine Months Ended September 30,

		2009			2008

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

			(Dollars in Thousands)
Assets

Interest-earning deposits	$29,738	$58	0.27%	$982	$15	2.04%
Loans	209,371	8,622	5.51%	206,696	9,657	6.24%
Loans held for sale	4,197	169	5.38%	4,469	204	6.10%
Investment securities(1)	44,873	1,543	4.60%	38,223	1,363	4.76%
Fed funds sold	591	2	0.35%	5,851	98	2.23%

Total interest earning assets	288,770	10,394	4.81%	256,221	11,337	5.91%

Non-interest earning assets	22,305			24,543
Allowance for loan losses	(2,714)			(3,114)

Total Assets	$308,361			$277,650

Liabilities and Equity

Interest bearing demand deposits	$117,531	$804	0.91%	$124,808	$1,787	1.91%
Savings	5,890	14	0.33%	5,184	36	0.94%
Money Market	20,965	84	0.54%	16,763	218	1.74%
Certificates of deposits	58,791	1,446	3.29%	33,970	926	3.64%
Federal funds purchased	—	—	0.00%	676	12	2.39%
FHLB advances	11,000	277	3.37%	11,145	280	3.36%

Total interest bearing liabilities	214,177	2,625	1.64%	192,546	3,259	2.26%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	51,542			47,200
Other liabilities	1,289			969

Total Liabilities	267,008			240,715
Stockholders’ Equity	41,353			36,935

Total Liabilities and Stockholders’ Equity	$308,361			$277,650

Net Interest Income		$7,769			$8,078

Net Interest Spread			3.17%			3.65%
Net Interest Margin			3.60%			4.21%

(1) Includes FHLB stock

Net Interest Income

Net interest income for the third quarter of 2009 declined by $78 thousand, or 2.8%, from the same period last year, primarily as a result of a contraction in the net interest margin (3.68% in the current quarter from 4.28% in the prior year quarter) partially offset by a 12.7% increase in interest-earning assets over the same period. Net interest income for the first nine months of 2009 declined by $309 thousand, or 3.8%, from the same period last year, also primarily as a result of a contraction in the net interest margin (3.60% in the first nine months of 2009 from 4.21% in the prior year period), partially offset by a 12.7% increase in interest-earning assets over the same period. The largest component of the increase in the Company’s average interest-earning assets was lower yielding interest-earning deposits, which increased to $30.9 million in the current quarter from $1.1 million during the year ago period, and to $29.7 million in the first nine months from $982 thousand in the prior year period. These increases in assets were largely funded by an increase in time deposits, reflecting the aforementioned strategy to remain relatively more liquid. Average time deposits increased to $58.0 million and $58.8 million from $37.1 million and $34.0 million for the quarter and nine-month periods, respectively. Also partially offsetting the negative impact to current period net interest income was strong growth in the Bank’s noninterest-bearing demand deposits. Average noninterest-bearing demand deposits increased by 13.5% to $53.8 million in the third quarter and by 9.2% to $51.5 million in the first nine months, from prior year periods.

Provision for Loan Losses

Certain of the Company’s asset quality metrics, such as the level of nonperforming loans and the level of net charge-offs, have improved in 2009 as compared to 2008. Notwithstanding these positive indications, management believes there are ongoing heightened risks in certain segments of the loan portfolio due to a significantly weakened national economy, the negative effects of which have begun to extend into the communities we serve. For each of the three months ended September 30, 2009 and 2008 the provision for loan losses was $150 thousand. For the nine months ended September 30, 2009, the provision for loan losses increased to $750 thousand from $365 thousand for the same period last year. The increase in the provision for loan losses for the nine-month period was due primarily to an increase in the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio, consistent with the overall weakened credit environment. Management reviews the adequacy of its allowance on an ongoing basis and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income increased in the third quarter of 2009 by $114 thousand, or 23.8%, to $594 thousand from $480 thousand in the third quarter of 2008. The increase was largely due to a $122 thousand increase in gains on sale of residential loans ($371 thousand of gains on $38.6 million principal amount of loans in 2009 versus $249 thousand of gains on $43.4 million of loans in 2008) at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank, which originates loans for sale strictly on a pre-sold flow-basis. More than offsetting the decline in loan volume was a widening of sales margins. Partially offsetting the increase in gains on sale of residential loans was an $8 thousand decrease in bank owned life insurance investment income.

For the nine months ended September 30, 2009, non-interest income increased $914 thousand to $2.4 million from $1.5 million for the same period in 2008. The 2009 period included a $583 thousand bank owned life insurance death benefit payment. Excluding the benefit payment, the Company’s non-interest income increased by $334 thousand, or 22.6%, for the nine-month year over year comparison. Contributing to this increase were gains on sales of residential mortgage loans, which increased to $1.2 million (on $154.1 million principal amount of loans) for the first nine months of 2009 from $794 thousand (on $141.4 million of principal amount of loans) for the prior year period, due to an increased volume of loans coupled with a widening in sales margins. Partially offsetting these positive factors was a $43 thousand decrease in investment income earned on bank owned life insurance.

Non-Interest Expense

Non-interest expenses were $2.5 million for the third quarters of both 2009 and 2008. Salary and employee benefits, including employee health insurance costs, increased by $79 thousand and our FDIC regular insurance assessment increased by $51 thousand. These increases were offset by management’s focus on reducing costs, reflected in decreases in all other expense categories including occupancy (lower by $25 thousand); advertising and business promotions (lower by $28 thousand); printing, stationery and supplies (lower by $4 thousand); data processing (lower by $12 thousand); and other, including fees paid for professional services, such as consultants and legal counsel (lower by $80 thousand, excluding the aforementioned increase in FDIC assessment expense).

Non-interest expenses for the first nine months of 2009 were $7.8 million, an increase of $315 thousand from $7.5 million for the comparable 2008 period. The increase in non-interest expenses for the first nine months of 2009 was primarily attributable to two items: a $183 thousand charge for retirement plan liability due to Mr. Riker’s death and a $140 thousand special FDIC assessment. Excluding these two items, non-interest expenses were essentially flat from the prior year. Salary and employee benefits increased by $49 thousand (including employee health insurance costs but excluding the aforementioned retirement charge), and our FDIC regular insurance assessment increased by $145 thousand. These increases were offset by management’s focus on reducing costs, reflected in decreases in the following expense categories: occupancy (lower by $5 thousand); advertising and business promotions (lower by $71 thousand); data processing (lower by $42 thousand); and other, including fees paid for professional services, such as consultants and legal counsel (lower by $98 thousand, excluding the aforementioned FDIC assessment expenses).

Income Taxes

The Company recorded provisions for income taxes of $194 thousand and $176 thousand for the third quarters of 2009 and 2008, respectively. The effective tax rate for the quarter ended September 30, 2009 was 29.6%, as compared to 29.3% for the quarter ended September 30, 2008.

The Company recorded provisions for income taxes of $227 thousand and $499 thousand for the nine months ended September 2009 and 2008, respectively. The effective tax rate for the 2009 nine-month period was 13.8%, as compared to 28.8% for the prior year period. The low effective tax rate in 2009 was due to a $583 thousand nontaxable death benefit received on BOLI during the first quarter.

FINANCIAL CONDITION

September 30, 2009 as compared to December 31, 2008

Total assets as of September 30, 2009 increased to $309.2 million from $299.7 million at December 31, 2008. The largest component of the increase was cash and due from banks, which grew by $15.8 million, and was partially offset by decreases of $2.1 million in loans receivable, $2.7 million in investment securities available for sale and $1.5 million in federal funds sold. The decline in loans reflects the continued soft economy in our trade area, as credit demand from our customers remains relatively weak by historical standards, as well as a lower interest rate environment which has led to pay-offs and pay-downs on our loans. The lower rate environment has also resulted in pay-downs and calls on certain investment securities. The increase in assets was primarily funded by a growth in core deposits (defined as total deposits less time deposits), which increased to $200.5 million at September 30, 2009 from $191.9 million at December 31, 2008. Over the course of 2009, Management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account.

Total loans at September 30, 2009 decreased $2.1 million to $209.1 million from $211.2 million at year-end 2008. The changes in and composition of the loan portfolio, by category, as of September 30, 2009 compared to December 31, 2008 is as follows: Commercial loans decreased $16.0 million to $41.6 million, construction, land and land development loans increased by $3.5 million to $10.4 million, commercial mortgage loans increased $13.7 million to $98.3; home equity loans decreased by $2.3 million to $46.0 million; residential mortgage loans decreased by $831 thousand to $11.9 million; and other consumer loans decreased by $161 thousand to $874 thousand. During the first nine months of 2009, the Bank’s loan portfolio saw a shift in balances from the “commercial” and “consumer” categories to the “real estate” category. This resulted primarily from deleveraging and/or refinancing strategies employed by many of the Bank’s borrowers which in turn led to paydowns or repayments of the Bank’s loans in essentially all categories. With regard to new loan origination, the demand for credit that met the Bank’s underwriting standards was below historical standards and was predominantly for credit secured by commercial real estate.

The following schedule presents the components of our loan portfolio, net of unearned income, for each period presented:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial	$41,596	19.9%	$57,600	27.3%
Real Estate:
Construction, land and land development	10,449	5.0%	6,945	3.3%
Commercial mortgages	98,286	47.0%	84,578	40.1%
Residential mortgages	11,887	5.7%	12,718	6.0%
Consumer:
Home equity	45,982	22.0%	48,239	22.8%
Other consumer	874	0.4%	1,035	0.5%

Gross loans	209,074	100.0%	211,115	100.0%

Net deferred costs	109		131

Total loans	209,183		211,246
Less: Allowance for loan losses	2,914		2,819

Net Loans	$206,269		$208,427

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

Securities available for sale decreased $2.6 million, or 7.1%, from $36.8 million at year-end 2008 to $34.2 million at September 30, 2009. Securities held to maturity remained constant at $12.3 million at December 31, 2008 and at September 30, 2009. The Company purchased $8.2 million in new securities in the first nine months of 2009 and $11.2 million in securities matured, were called or were prepaid. There was $766 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $40 thousand in net amortization expenses during the first nine months of 2009.

Total deposits increased $8.2 million, or 3.3%, to $258.0 million as of September 30, 2009 from $249.8 million as of December 31, 2008. NOW deposits decreased by $923 thousand, savings deposits decreased by $2.7 million, money market deposits increased $7.4 million and demand deposits increased by $5.8 million. Time deposits decreased $1.3 million. Management continues to monitor the Bank’s deposit portfolio through its Investment and Asset/Liability Committee.

ASSET QUALITY

At September 30, 2009, total non-performing assets, which were composed solely of non accrual loans, declined $1.2 million to $115 thousand compared to $1.4 million at December 31, 2008. Management continues to monitor the Company’s asset quality and believes that the allowance for loan losses is adequate to provide for losses inherent in the portfolio.

The following table provides information regarding risk elements in the loan portfolio:

	September 30, 2009	December 31, 2008
	(dollars in thousands)

Non-accrual loans	$115	$1,365
Non-accrual loans to total loans	0.05%	0.65%
Non-performing assets to total assets	0.04%	0.46%
Allowance for loan losses as a % of non-performing loans	2,534%	207%
Allowance for loan losses to total loans	1.39%	1.33%

Non-Performing Assets

Non-Performing Assets include non-performing loans and other real estate owned (“OREO”), properties acquired through foreclosure or a deed in lieu. At September 30, 2009 we had no OREO and our only non-performing assets were $115 thousand in non-accrual loans discussed above.

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

At September 30, 2009, the allowance for loan losses was $2.9 million, up $95 thousand from year-end 2008. There were $660 thousand in charge- offs and $5 thousand in recoveries reported in the first nine months of 2009. The allowance for loan losses as a percentage of loans receivable was 1.39% at September 30, 2009 and 1.33% at December 31, 2008.

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of September 30, 2009 and 2008 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of September 30, 2009, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.7%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.2%. As of September 30, 2008, our model predicted that a 200 basis point gradual increase in general interest rates would decrease net interest income by 0.7%, while a 200 basis point decrease would increase net interest income by 0.8%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of September 30, 2009, was −1.41% with a rate shock of up 200 basis points, and +0.56% with a rate shock of down 200 basis points. At September 30, 2008, the variances were −2.01% assuming an up 200 basis points rate shock and +0.58% assuming a down 200 basis points rate shock.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At September 30, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 2009, liquid assets (cash and due from banks, interest bearing deposits at other banks, federal funds sold, and investment securities available for sale) were approximately $67.1 million, which represents 23.1% of total assets and 26.6% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $77.3 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at September 30, 2009). In addition, during April 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of September 30, 2009 of $11.5 million) with the Federal Reserve Bank of New York for direct discount window borrowings. In addition, the Bank has in place additional borrowing capacity of $21.5 million through correspondent banks. At September 30, 2009 outstanding commitments for the Bank to extend credit were $82.0 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $38.0 million at September 30, 2009 from $37.5 million at December 31, 2008. Activity in stockholders’ equity for the first nine months of 2009 consisted of net income of $1.4 million and other comprehensive income, consisting of unrealized after-tax gains on securities available for sale, of $272 thousand, partially offset by cash dividends of $905 thousand.

At September 30, 2009 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2009, for the Bank, as well as the minimum regulatory requirements. The Company, although not subject to explicit capital ratio requirements by its regulators, had a tangible common equity to tangible assets ratio of 12.0% at September 30, 2009.

	Amount	Ratio	Minimum Amount	Minimum Ratio

The Bank:
Leverage Capital	$31,041	10.15%	$12,231	4.00%
Tier 1 – Risk Based	$31,041	12.71%	$9,765	4.00%
Total Risk - Based	$33,955	13.91%	$19,530	8.00%

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

          (a) and (b) - none

(c)

In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October 2007 the Board increased this program by another 250,000 shares. This program was suspended during the Company’s participation in the Treasury’s CPP program, but has been reinstated since the Company redeemed the preferred stock and repurchased the warrants issued to the Treasury. No shares were repurchased during the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	—	—	—	207,597
August 1 – August 31	—	—	—	207,597
September 1 – September 30	—	—	—	207,597

Total	—	$—	—	207,597

Item 3.	Defaults Upon Senior Securities

          Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.	Other Information

          Not applicable

Item 6.	Exhibits

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

SOMERSET HILLS BANCORP

Date:	November 12, 2009	By:/s/ William S. Burns

William S. Burns
Chief Financial Officer