Form 10-K
period 2009-12-31
SOMERSET HILLS BANCORP
filed 2010-03-26
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was  required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained  herein,  and will not be contained, to the best of  registrant's  knowledge, in definitive proxy or information  statements incorporated  by  referenced in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one) : Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of voting and non-voting equity held by non-affiliates was $34.5 million.

As of March 10th, 2010 there were 5,197,196 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	10-K Item	Document Incorporated

Item 10.	Directors and Executive Officers of the Registrant	Proxy Statement for 2010 Annual Meeting of Shareholders to be filed no later than April 30, 2010.

Item 11.	Executive Compensation	Proxy Statement for 2010 Annual Meeting of Shareholders to be filed no later than April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters	Proxy Statement for 2010 Annual Meeting of Shareholders to be filed no later than April 30, 2010.

Item 13.	Certain Relationships and Related Transactions	Proxy Statement for 2010 Annual Meeting of Shareholders to be filed no later than April 30, 2010.

Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2010 Annual Meeting of Shareholders to be filed no later than April 30, 2010.

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

The Bank's deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation up to applicable limits.  The operations of the Bank are subject to the supervision and regulation of the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance.  Our mortgage company's operations are subject to regulation by the New Jersey Department of Banking and Insurance, the Departments of Banking in Florida, New York and Pennsylvania as well as the Department of Housing and Urban Development and the Veterans Administration.

We separate our business into two reporting segments: retail banking and mortgage banking. For financial information on our business segments, see Note 12 to the accompanying Financial Statements.

Business of the Bank

The Bank conducts a traditional commercial banking business and offers services including personal and business checking accounts, time deposits, money market accounts and regular savings accounts.  The Bank’s lending activities are oriented to the small-to-medium sized business, high net worth individuals, professional practices and consumer and retail customers living and working primarily in the Bank’s market area of Somerset, Morris and Union Counties, New Jersey.  The Bank offers the commercial, consumer, and mortgage-lending products typically offered by community banks and, through its mortgage company subsidiary, a variety of residential mortgage products.

The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank's signature deposit account is the Paramount Checking Account, an interest paying checking account offering features such as free checks, telephone banking, text banking, internet banking and bill payment, free safe deposit box and a refund of foreign ATM fees. Another deposit service the bank offers is the Escrow Ease product. Escrow Ease is specifically designed to meet the trust account needs of attorneys, realtors and title companies.  The Escrow Ease Account offers the convenience of segregation of client funds, by sub account, within a single master trust account with detailed sub account reporting including the preparation of year-end tax documents.  Sub accounts may be either interest or non-interest bearing and, for attorneys, can also be designated as IOLTA accounts.

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

Employees

At both December 31, 2009 and 2008, we employed 56 full-time employees and 7 part-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

Capital Adequacy Guidelines for Bank Holding Companies

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These requirements apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more and to certain bank holding companies with less than $500 million in consolidated assets if they are engaged in substantial non-banking activities or meet certain other criteria. We do not meet these criteria, and so are not subject to a minimum consolidated capital requirement.

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

Insurance of Deposits

During the third quarter of 2008, Congress adopted the Emergency Economic Stabilization Act (the "EESA") to address the dysfunctional credit markets. Among other things, the Act authorized a temporary increase in the FDIC insurance limit to $250 thousand from $100 thousand per account. The FDIC also implemented a program to insure all deposits held in noninterest-bearing transactional accounts, regardless of amount, at institutions which do not opt out of the program and which pay an additional assessment to the FDIC. The unlimited insurance coverage for noninterest bearing transactional accounts will expire on June 30, 2010 for those institutions that have elected not to opt out of the program and which pay additional insurance assessments. The Bank elected not to opt out of this program, and is paying the required additional assessment. The increased deposit insurance for all accounts will expire on December 31, 2013 and the prior limits, described below, will go back into effect.

Prior to the fall of 2008, the Bank's deposits were insured up to a maximum of $100,000 per depositor ($250,000 per IRA account) under the Deposit Insurance Fund of the FDIC.  Pursuant to the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), the FDIC has established a risk-based assessment system.  Premium assessments under this system are based upon; (i) the probability that the insurance fund will incur a loss with respect to the institution; (ii) the likely amount of the loss; and (iii) the revenue needs of the insurance fund.  To effectuate this system, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

The FDIC has significantly increased deposit insurance assessment rates, beginning in the second quarter of 2009.  As increased, the adjusted base assessment rates range from 12.0 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. In addition, the rate on the additional assessment the Bank pays to insure noninterest-bearing transactional accounts regardless of amount will increase from 10 basis points to between 15 and 25 basis points commencing on January 1, 2010 through June 30, 2010, the date the program is scheduled to end. The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009.  The 5 basis point special assessment resulted in a charge to the Bank of approximately $141 thousand. The FDIC also required insured depository institutions to pre-pay deposit insurance premiums for the next two and one-half years in 2009. Premium assessments are to increase by three basis points in 2011. These additional costs have and will adversely affect the Company’s results of operations.

For the year ended December 31, 2009 we paid $1,736,480 in deposit insurance premiums to the FDIC, including $1,193,256 in prepaid premiums under the requirements discussed above.

Capital Adequacy Guidelines

The FDIC has promulgated risk-based capital guidelines, which are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least 4% of the total capital is required to be "Tier I Capital," consisting of common shareholders' equity, qualifying preferred stock and certain permissible hybrid instruments, less certain goodwill items and other intangible assets.  The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital.  Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve (determined on a case by case basis or as a matter of policy after formal rule-making).

Bank assets are given risk-weights of 0%, 20%, 50% and 100%.  In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply.  These computations result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk-weighting, and loans secured by deposits in the Bank which carry a 20% risk weighting.  Most investment securities (including, primarily general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight.  In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk weighting.  Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting.  Short-term commercial letters of credit have a 20% risk weighting and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

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

Dividends

As long as the operations of the Bank remain our primary source of income, our ability to pay dividends will be affected by any legal or regulatory limitations on the Bank's ability to pay dividends.  The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions.  Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank's capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank would be prohibited from paying dividends in such amounts as would reduce the Bank's capital below regulatory imposed minimums.

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

LEGISLATIVE AND REGULATORY CHANGES

On October 8, 2008, the Emergency Economic Stabilization Act (the “EESA”) was signed into law. On October 14, 2008, the United States Treasury (the “UST”) announced its Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP). Under the CPP, the UST will purchase shares of senior preferred stock in insured depository institutions or their holding companies, bearing a dividend rate of 5%. In addition, participating institutions must issue to the UST common stock purchase warrants, permitting the UST to purchase common stock with a value equal to 15% of the UST’s preferred stock investment. The Company elected to participate in the CPP, and on January 16, 2009, it issued $7.4 million in preferred stock to the U.S. Treasury. In addition, the Company issued to the Treasury common stock purchase warrants permitting the Treasury to purchase up to 163,065 shares of the Company’s common stock, no par value, at an exercise price of $6.82 per share, for an aggregate purchase price of approximately $1,112,103.30. The Company redeemed, on May 20, 2009, all 7,414 shares of preferred stock for $7.4 million and, on June 24, 2009, repurchased all 163,085 warrants for $275 thousand.

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

SOX includes very specific additional disclosure requirements and new corporate government rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  SOX addresses, among other matters:

•	audit committees;
•	certification of financial statements by the chief executive officer and the chief financial officer;
•	management’s assessment of a company’s internal controls over financial reporting, and a company’s auditor’s certification of such assessment;
•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;
•	disclosure of off-balance sheet transactions;
•	a prohibition on personal loans to officers and directors, unless subject to Federal Reserve Regulation O;
•	expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;
•	disclosure of whether or not a company has adopted a code of ethics;
•	“real time” filing of periodic reports;
•	auditor independence; and
•	various increased criminal penalties for violations of securities laws.

Complying with the requirements of SOX as implemented by the SEC has and will continue to increase our compliance costs and could make it more difficult to attract and retain board members.

On October 26, 2001, a new anti-terrorism bill, the International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law.  This law restricts money laundering by terrorists in the United States and abroad.  This act specifies new "know your customer" requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution.  Banking regulators will consider compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers.  In addition, sanctions for violations of the act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

ITEM 1A. RISK FACTORS

Risks affecting Our Business:

The nationwide recession may adversely affect our business by reducing real estate values in our trade area and stressing the ability of our customers to repay their loans.

Our trade area, like the rest of the United States, is currently experiencing economic contraction. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans and may result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

Our FDIC deposit insurance premiums have increased and may continue to increase, substantially increasing our non-interest expense.

During 2008 and 2009, the FDIC has significantly increased its assessments for deposit insurance due to the weakness in the economy and the increased number of bank failures.  In 2008, we paid $171 thousand in deposit insurance assessments and in 2009 this increased to $1.7 million, including a prepaid assessment of $1.2 million. During 2009, the FDIC announced increased assessments, that went into effect for the second quarter of 2009, raising insurance premiums for the healthiest banks by 7 basis points. In addition, the FDIC has required insured depository institutions like the Bank to pre-pay deposit insurance premiums for the next two and one-half years in 2009, and to increase deposit insurance assessments by three basis points in 2011. Banks that have opted to remain eligible for the FDIC’s increased insurance program for noninterest-bearing deposits must also pay an assessment of 10 basis points of the amount of noninterest-bearing deposits in excess of $250,000 through December 31, 2009, with a higher assessment beginning January 1, 2010 through to the scheduled end of the program, June 30, 2010.  As a result of these increased assessments, we will face higher noninterest expense in future periods.

Changes in interest rates can have an adverse effect on profitability.

Our earnings and cash flows are largely dependent upon net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including our securities portfolio, and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Our earnings may not grow if we are unable to successfully attract core deposits and lending opportunities and exploit opportunities to generate fee-based income.

Historically, the growth of our loans and deposits has been the principal factor in our increase in net interest income.  In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted.  Our ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income.  Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest rate trends.

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

Our mortgage banking operations expose us to risks that are different from retail banking.

The bank’s mortgage banking operations expose us to risks that are different from our retail banking operations. Our mortgage banking operations are dependent upon the level of demand for residential mortgages.  During higher and rising interest rate environments, the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues than currently recognized and that may not exceed our fixed costs to run the business.  In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements.  If the fair value of a loan when repurchased is less than the fair value when sold, the bank may be required to charge such shortfall to earnings.

Risks Related to the Banking Industry:

Changes in local economic conditions could adversely affect our loan portfolio.

Our success depends to a great extent upon the general economic conditions of the local markets that we serve.  Unlike larger banks that are more geographically diversified, we provide banking and financial services primarily to customers in our central and northern New Jersey trade area, so any decline in the economy of this specific region could have an adverse impact on us.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in banking.  Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition.  Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings.  As of December 31, 2009, the Company’s allowance for loan losses was $3.1 million. The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies.  We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow.  However, there can be no assurance that such procedures will actually reduce loan losses.

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

The banking industry within our trade area is highly competitive.  The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions.  In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law.  The Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans.  Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.  In addition to competition from larger institutions, we also face competition for individuals and small businesses from recently-formed banks seeking to compete as “hometown” institutions. Most of these new institutions have focused their marketing efforts on the smaller end of the small business market we serve.

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

We are subject to extensive federal and state legislation, regulation and supervision which are intended primarily to protect depositors and the Federal Deposit Insurance Company's Deposit Insurance Fund, rather than investors.  Legislative and regulatory changes may increase our costs of doing business; or, otherwise, adversely affect us and create competitive advantages for non-bank competitors.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:
•	telecommunications;
•	data processing;
•	automation;
•	Internet-based banking;
•	Telephone and text banking; and
•	debit cards and so-called "smart cards."

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank owns its main office in Bernardsville and branch office in Long Valley, New Jersey, and leases its Madison, Mendham, Morristown and Summit, New Jersey branch offices.  In addition, the Bank currently leases the main office of Sullivan Financial Services, Inc. in West Orange, NJ and a branch office in Edison, New Jersey. The leases for Sullivan’s main and branch offices are expected to not be renewed at expiration in 2010. Consistent with Management’s overall cost containment efforts, the personnel in these offices will be re-located to the Company’s other locations.

The following table sets forth certain information regarding the properties of the Bank:
Owned Properties
Location	Square Feet

Bernardsville	14,000
Long Valley	1,200

Leased Properties
Location	Square Feet	Monthly Rental	Expiration of Term
Madison	4,000	$10,000	2016
Mendham	2,500	$9,786	2010
Morristown	2,379	$4,758	2013
Summit	4,016	$9,625	2014
West Orange	5,756	$9,833	2010
Edison	1,775	$2,958	2010

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of registrant's shareholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on Nasdaq Global Market under the symbol “SOMH.”

The following table shows the high and low sale prices for the common stock as reported on the Nasdaq from January 1, 2008 through December 31, 2009.

	Sales Price (1)		Dividends
	High	Low	Declared
	2009
First Quarter	$7.20	$4.75	$0.05
Second Quarter	8.49	6.10	0.05
Third Quarter	8.82	7.30	0.05
Fourth Quarter	8.45	7.30	0.05
	2008

First Quarter	$12.62	$9.29	$0.04
Second Quarter	10.96	8.73	0.05
Third Quarter	9.77	7.00	0.05
Fourth Quarter	10.00	5.75	0.05

(1)	The prices quoted above have been adjusted, where applicable, to reflect the 5% stock dividend declared in April 2008 and paid in May 2008.

As of December 31, 2009, there were 192 record holders of our common stock.

In February 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October 2007 the Board increased this program by another 250,000 shares. The Company did not repurchase any shares during the fourth quarter of 2009.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Data:
Total interest income	$13,854	$14,988	$17,867	$15,782	$11,605
Total interest expense	3,391	4,275	7,142	6,054	3,194
Net interest income	10,463	10,713	10,725	9,728	8,411
Provision for loan losses	950	515	1,031	201	392
Net interest income after provision for loan loss	9,513	10,198	9,694	9,527	8,019
Other income	2,931	1,747	2,386	2,869	2,939
Other expenses	10,109	9,780	11,159	9,022	8,414
Income before income taxes	2,335	2,165	921	3,374	2,544
Income tax expense	441	599	539	1,176	429
Net income	1,894	1,566	382	2,198	2,115
Dividends on preferred stock and accretion	350	-	-	-	-
Net income available to common stockholders	$1,544	$1,566	$382	$2,198	$2,115

Basic earnings per share	$0.30	$0.30	$0.07	$0.53	$0.56
Diluted earnings per share	$0.30	$0.30	$0.07	$0.46	$0.49

Note: All per share data has been restated to reflect the 5% stock dividends declared in 2005, 2006, 2007 and 2008.

	At December 31,
Selected Financial Data:	2009	2008	2007	2006	2005
Total Assets	$330,110	$299,663	$285,470	$289,428	$245,926
Net Loans	203,657	208,427	205,257	190,398	165,118
Total Deposits	279,125	249,760	244,673	250,221	208,244
Stockholders’ Equity	38,200	37,529	36,621	37,896	25,305

Selected Financial Ratios:	2009	2008	2007	2006	2005
Return on Average Assets (ROA)	0.61%	0.56%	0.13%	0.86%	1.00%
Return on Average Equity (ROE)	4.65%	4.24%	1.01%	7.62%	8.82%
Equity to Total Assets at Year-End	11.57%	12.52%	12.83%	13.09%	10.29%

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A – Risk Factors as well as the following factors:

-	the success or failure of our efforts to implement our business strategy;
-	the effect of changing economic conditions and in particular changes in interest rates;
-	changes in government regulations, tax rates and similar matters;
-	our ability to attract and retain quality employees; and
-	other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2009 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company.

The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected by declines in real estate values, or if the Central or Northern areas of New Jersey experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

OVERVIEW AND STRATEGY

The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary.  The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans.  In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors.  The Bank relies primarily upon deposits as the funding source for its assets.  The Bank offers traditional deposit products.  In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, an interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees.  Although the rate the Bank pays on the Paramount Checking Account is higher than the rate offered on most interest paying checking accounts by the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. Core accounts consist of noninterest-bearing deposits-demand, NOW, money market and savings accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions. Another component to the Bank’s core account acquisition strategy is the generation of deposit accounts which result from new commercial loan customers who move their deposit relationship to the bank and the continued expansion of the Bank’s Escrow Ease product. Escrow Ease is specially designed to meet the trust account needs of attorneys, realtors and title companies. At December 31, 2009, the core accounts represented 82.0% of total deposit accounts.

Through its Sullivan Financial Services subsidiary (“Sullivan”), the Bank also engages in mortgage banking operations, originating loans primarily for resale into the secondary market. We treat the operations of Sullivan as a separate reporting segment apart from our commercial banking business. See Note 12 to the accompanying Audited Financial Statements for financial information on our business segments.

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits.  Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, and is also affected by the average level of interest-earning assets as compared with that of interest-bearing liabilities.  Net income is also affected by the amount of non-interest income and non-interest expenses.

RESULTS OF OPERATIONS - 2009 versus 2008

Net Income and Net Income Available to Common Shareholders

Net income for 2009 was $1.894 million, an increase of $328,000 from $1.566 million earned in 2008. Net income available to common stockholders was $1.544 million for 2009, a decrease of $22,000 from 2008. Diluted earnings per share were $0.30 for each of 2009 and 2008.  Net income available to common and diluted earnings per share for 2009 reflect accretion, dividends, and repurchase premium related to $7.4 million of preferred stock and warrants issued on January 16, 2009 to the U.S. Treasury under the Capital Purchase Program. During the second quarter of 2009 the Company repurchased all of the preferred stock and warrants issued to Treasury.

Net Interest Income

Net interest income declined by $250 thousand to $10.463 million in 2009 from $10.713 million in 2008.  The decrease resulted primarily from contraction in the net interest margin to 3.59% in 2009 from 4.12% in 2008.  Partially offsetting the 53 basis-point decline in the net interest margin was a 12.3% increase in average interest-earning assets to $291.8 million in 2009 from $259.8 million in 2008. The increase in average interest-earning assets largely reflects increases in lower yielding overnight liquid investments and available-for-sale securities, which were funded by growth in time deposits and noninterest-bearing demand deposits.  Average overnight investments (which include interest-bearing deposits with banks and fed funds sold) increased to $33.5 million in 2009 from $8.1 million in 2008 and average investment securities increased to $44.4 million from $38.8 million, while average time deposits increased to $57.7 million in 2009 from $39.8 million in 2008 and average noninterest-bearing demand deposits increased to $53.8 million in 2009 from $48.1 million in 2008.  The increases in overnight investments and time deposits reflected a strategy employed during the latter half of 2008, as the current recession began to affect the Company’s market area, to remain more liquid than normal and to grow market share in our local communities by offering attractively priced certificates of deposit. Although this strategy reduced our net interest margin, it provided the Company with greater flexibility during an uncertain economic period and has provided the Bank access to new customer relationships.

Interest Income - Total interest income decreased $1.134 million, or 7.6%, to $13.854 million for 2009 from $14.988 million for 2008. The reduction in interest income for 2009 reflected a decrease of 102 basis points, from 5.77% during 2008 to 4.75% in 2009, in the rate earned on interest earning assets.  The declines in the rates earned by the Bank in 2009 as compared to 2008 were largely due to a declining interest rate environment in which the Federal Reserve lowered the target fed funds rate from 2.00% at mid-year 2008 to 0.25% at year-end 2008, and left that rate constant throughout 2009.  The decline in market rates had the effect of lowering the rate we earned in 2009 on our loan portfolio by 61 basis points and on our securities portfolio by 23 basis points.  Further contributing to a decrease in interest income was the result of a changing asset mix following management’s strategic decision to remain relatively more liquid by depositing a major portion of its cash flow into short term investments, which typically earn a materially lower rate than longer term loans or securities.

Interest Expense - Interest expense for 2009 decreased $884 thousand, or 20.7%, to $3.391 million from $4.275 million in 2008. The average rate paid on our interest bearing liabilities declined by 61 basis points to 1.58% during 2009 from 2.19% in 2008, consistent with the decline in overall market interest rates. The rate we paid for funds in 2009 was also impacted by the aforementioned liquidity strategy, which involved raising in excess of $27 million in promotional (i.e., higher) rate time deposits during the latter half of 2008.  This strategy was successful in increasing the Bank’s cash position, but had the temporary negative effect of shifting the company’s deposit mix more towards time deposits, which bear higher rates of interest than transaction deposit accounts. During 2010, management expects the Bank’s deposit mix to return to a more historical position, with core deposits (defined as total deposits less time deposits) measuring in excess of 80% of total deposits.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2009, 2008, and 2007, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Securities available for sale are reflected in the following table at amortized cost.  Non-accrual loans are included in the average loan balance.

	For the years ended December 31,
	(dollars in thousands)
	2009			2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS :
Interest-Earning Assets:
Interest-earning deposits	$33,106	$89	0.27%	$2,634	$25	0.93%	$957	$47	4.94%
Loans receivable	208,840	11,501	5.51	208,116	12,740	6.12	198,807	14,320	7.20
Investment securities	44,441	1,998	4.50	38,793	1,834	4.73	48,929	2,490	5.09
Loans held for sale	4,056	219	5.40	3,905	238	6.11	5,705	360	6.30
Restricted Stock	900	45	5.05	865	45	5.16	344	25	7.29
Federal funds sold	442	2	0.35	5,462	106	1.94	12,295	625	5.08
Total interest earning assets	291,785	13,854	4.75%	259,775	14,988	5.77%	267,037	17,867	6.69%
Non-interest earning assets	21,784			24,672			27,134
Allowance for loan losses	(2,779)			(3,073)			(2,205)
TOTAL ASSETS	$310,790			$281,374			$291,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities :
Interest bearing demand deposits	$118,130	$1,074	0.91%	$121,153	$2,140	1.77%	$142,641	$4,777	3.35%
Savings accounts	6,082	20	0.33	5,426	45	0.83	5,305	72	1.35
Money Market accounts	22,113	118	0.53	17,375	261	1.50	19,259	481	2.50
Certificates of deposit	57,681	1,808	3.13	39,785	1,444	3.63	38,644	1,795	4.65
FHLB advances	11,000	371	3.37	11,109	373	3.36	422	17	3.92
Other borrowings	3	-	0.51	-	-	-	-	-	-
Federal funds purchased	11	-	1.00	506	12	2.39	-	-	-
Total interest bearing liabilities	215,020	3,391	1.58%	195,354	4,275	2.19%	206,271	7,142	3.46%
Non-interest bearing deposits	53,811			48,055			46,505
Other liabilities	1,277			993			1,461
Total liabilities	270,108			244,402			254,237
Stockholders’ Equity	40,682			36,972			37,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$310,790			$281,374			$291,966

Net Interest Income		$10,463			$10,713			$10,725

Net Interest Rate Spread (1)			3.17%			3.58%			3.23%
Net Interest Margin (2)			3.59%			4.12%			4.02%
Ratio of Average Interest-Earning Assets to Average Interest-Bearing Liabilities	135.70%			132.98%			129.46%
(1)Net Interest Rate Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.
(2)Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

Rate/Volume Analysis
The following table presents, by category, the major factors that contributed to the changes in net interest income for the year ended December 31, 2009. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	Year Ended December 31, 2009 versus 2008			Year Ended December 31, 2008 versus 2007
	( in thousands )
	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average

	Volume	Rate	Net	Volume	Rate	Net

Interest Income :
Cash and due from banks	$83	$(18)	$65	$16	$(38)	$(22)
Loans	40	(1,279)	(1,239)	570	(2,150)	(1,580)
Securities	254	(91)	163	(479)	(176)	(655)
Loans held for sale	8	(27)	(19)	(110)	(12)	(122)
Restricted stock	2	(1)	1	26	(7)	19
Federal funds sold	(18)	(87)	(105)	(133)	(386)	(519)
Total interest income	$369	$(1,503)	$(1,134)	$(110)	$(2,769)	$(2,879)

Interest Expense :
Interest bearing deposits	$(27)	$(1,038)	$(1,065)	$(380)	$(2,257)	$(2,637)
Savings accounts	2	(27)	(25)	1	(28)	(27)
Money Market accounts	25	(168)	(143)	(29)	(192)	(221)
Certificates of deposit	560	(196)	364	42	(393)	(351)
FHLB advances	(4)	1	(3)	359	(2)	357
Federal funds purchased	(5)	(7)	(12)	12	-	12
Total interest expense	551	(1,435)	(884)	5	(2,872)	(2,867)
Net interest income	$(182)	$(68)	$(250)	$(115)	$103	$(12)

Provision for Loan Losses

For the year ended December 31, 2009, the Company’s provision for loan losses was $950 thousand, an increase of $435 thousand from $515 thousand for the year ended December 31, 2008. Consistent with the overall weakened credit environment, the increase in the provision for loan losses was due primarily to an increase in the general loss factors utilized in management's estimate of credit losses inherent in the loan portfolio and impairment of specific credits. Although the Company’s asset quality metrics, such as nonaccrual loan and charge-off ratios remain among the soundest relative to its competitive peer groups, management believes there continues to be heightened risks in certain segments of the loan portfolio due to a significantly weakened operating environment. Management reviews the adequacy of its allowance on an ongoing basis and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

The largest component of our non-interest income is gains on sales of mortgage loans originated by our mortgage company subsidiary (see “Segment Reporting”).  The Company also earns non-interest revenue from additional sources such as bank-owned life insurance, wealth management, and fees on deposit accounts, ATM usage, wire transfer, and safe deposit boxes.

Non-interest income was $2.931 million in 2009 versus $1.747 million in 2008. The increase of $1.184 million was primarily due to three factors: (i) gains on sales of residential mortgage loans increased by $548 thousand to $1.491 million, on sales of $190.0 million in principal amount of loans, for 2009 from $943 thousand, on sales of $168.6 million in principal amount of loans, for 2008, reflecting an increase in refinancing activity due to the declining interest rate environment (ii) income from Bank-owned life insurance increased by $531 thousand due largely to a single death benefit payment, and (iii) 2008 included a charge of $109 thousand related to the disposition of an other real estate owned (“OREO”) property, while there were no such charges in 2009.

Non-Interest Expense

Total non-interest expense for 2009 was $10.109 million, an increase of $329 thousand from $9.780 million for 2008. The increase in non-interest expense was primarily attributable to two items: a $183 thousand charge for retirement plan liability due to the death of the Company’s former Chief Financial Officer, and a $140 thousand special FDIC assessment.  Excluding these two items, non-interest expenses were essentially flat from the prior year.  Salary and employee benefits increased by $127 thousand (including employee health insurance costs but excluding the aforementioned retirement charge), and our FDIC regular insurance assessment increased by $180 thousand.  These increases were offset by management’s focus on reducing costs, reflected in decreases in the following expense categories: occupancy (lower by $36 thousand); advertising and business promotions (lower by $76 thousand); data processing and telephone (lower by $59 thousand); and other, including fees paid for professional services, such as consultants and legal counsel (lower by $130 thousand).

Income Taxes

The Company recorded provisions for income taxes of $441 thousand and $599 thousand for 2009 and 2008, respectively. The effective tax rate for 2009 was 18.9%, as compared to 27.7% for 2008. The low effective tax rate in 2009 was due to a $568 thousand nontaxable death benefit received on bank owned life insurance during the first quarter.

FINANCIAL CONDITION

Total assets as of December 31, 2009 increased to $330.1 million from $299.7 million at December 31, 2008.  The largest component of the increase was cash and cash equivalents, which increased by $34.8 million, and was partially offset by decreases of $4.5 million in loans receivable, $2.6 million in investment securities available for sale and $1.5 million in federal funds sold. The decline in loans reflects the continued soft economy in our trade area, as credit demand from our customers remains relatively weak by historical standards, as well as a lower interest rate environment which has led to pay-offs and pay-downs on our loans. The lower rate environment has also resulted in pay-downs and calls on certain investment securities. The increase in assets was primarily funded by growth in core deposits (defined as total deposits less time deposits), which increased to $228.8 million at year-end 2009 from $191.9 million at year-end 2008. Time deposits declined to $50.3 million at year-end 2009, down from $57.9 million a year earlier. Over the course of 2009, Management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account.

Loan Portfolio

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

Commercial loans are loans made for business purposes and are primarily secured by collateral such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Real estate loans consist of (i) construction, land and land development loans, which include loans secured by first liens on commercial or residential properties to finance the construction or renovation of such properties (ii) commercial mortgages, which include loans secured by first liens on completed commercial properties to purchase or refinance such properties and (iii) residential mortgages, which include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences.

Total loans (excluding loans held for sale) at year-end 2009 decreased to $206.8 million from $211.2 million at year-end 2008. The Bank’s origination of $39.0 million in new loans and loan commitments during 2009 was more than offset by loan payoffs and paydowns. The changes in the loan portfolio, by category, as of December 31, 2009 compared to December 31, 2008 are as follows: Commercial loans decreased $17.5 million to $40.1 million; construction, land and land development loans increased by $0.6 million to $7.5 million; commercial mortgage loans increased $15.5 million to $100.1 million; home equity loans decreased by $1.8 million to $46.4 million; residential mortgage loans decreased by $1.1 million to $11.7 million; and other consumer loans decreased by $279 thousand to $756 thousand. During 2009, the Bank’s loan portfolio saw a shift in balances from the “commercial” and “consumer” categories to the “real estate” category. This resulted primarily from deleveraging and/or refinancing strategies employed by many of the Bank’s borrowers which in turn led to paydowns or repayments of the Bank’s loans in essentially all categories. With regard to new loan origination, the demand for credit that met the Bank’s underwriting standards was below historical levels and was predominantly for credit secured by commercial real estate.

The following table sets forth the classification of our loans by major category as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively:

	December 31,

	2009		2008		2007		2006		2005

	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Commercial	$40,102	19.4%	$57,600	27.3%	$60,264	28.9%	$63,319	32.9%	$65,208	39.0%
Real Estate :
Construction, land and land development	7,540	3.7	6,945	3.3	7,502	3.6	15,047	7.8	16,931	10.1
Commercial mortgages	100,118	48.4	84,578	40.1	81,849	39.3	67,244	34.9	48,962	29.3
Residential mortgages	11,656	5.6	12,718	6.0	9,652	4.6	7,145	3.7	6,225	3.7
Consumer:
Home Equity	46,481	22.5	48,239	22.8	47,862	23.0	38,832	20.2	29,324	17.5
Other consumer	756	0.4	1,035	0.5	1,247	0.6	984	0.5	651	0.4
Gross Loans	206,653	100.0%	211,115	100.0%	208,376	100.0%	192,571	100.0%	167,301	100.0%
Net deferred costs (fees)	115		131		82		(3)		(154)
Total loans	206,768		211,246		208,458		192,568		167,147
Less: Allowance for loan losses	3,111		2,819		3,201		2,170		2,029
Net loans	$203,657		$208,427		$205,257		$190,398		$165,118

The following table sets forth fixed and adjustable rate loans in the loan portfolio as of December 31, 2009 in terms of contractual maturity (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total

Loans with Fixed Rate	$21,893	11,682	49,402	$82,977
Loans with Adjustable Rate	$48,138	54,201	21,337	$123,676

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

Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing and other real estate owned (“OREO”).  Generally, a loan is placed on non-accrual status when principal or interest is past due for a period of 90 days or more, unless the asset is both well secured and in the process of collection. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior periods, is reversed and charged against current income. OREO refers to real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure. The OREO property is recorded at the lower of cost or estimated fair value at the time of acquisition. Estimated fair value generally represents the estimated sale price based on current market conditions, less estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition.

Consistent with sound lending practices, in very limited situations the Company will work with borrowers experiencing financial difficulties and will modify a borrower’s existing loan terms and conditions. If applicable, the Company records an impairment loss charged to the Allowance for Loan Losses based on the present value of expected revised future cash flows discounted at the loan’s original interest rate. Such loans with modified loan terms are referred to as troubled debt restructurings (“TDRs”).  As of December 31, 2009, the Company had one TDR totaling $394 thousand, which is currently performing under its restructured terms.

The following table sets forth information concerning the Company’s non-performing assets and TDRs as of the dates indicated:

	December 31,

	2009	2008	2007	2006	2005
	(in thousands)

Non-accrual loans	$256	$1,365	$3,036	$282	$-
Loans past due 90 days and still accruing	-	-	-	-	-
Total non-performing loans	$256	$1,365	$3,036	$282	$-
OREO	-	-	-	-	-
Total non-performing assets	$256	$1,365	$3,036	$282	$-
Troubled debt restructured loans	$394	$-	$-	$-	$-

Non-performing loans to total loans	0.12%	0.65%	1.46%	0.15%	-%
Non-performing assets to total assets	0.08%	0.46%	1.06%	0.10%	-%
Allowance for loan losses as a percentage of non-performing loans	1,215%	207%	105%	770%	NM

NM = Not Meaningful

Other than as disclosed in the table above and impaired loans (as disclosed in Note 3 to the Company’s Consolidated Financial Statements), there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans in the table above.

As of December 31, 2009 and 2008, there were no concentrations of loans exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern and central New Jersey.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The Company maintains an allowance for loan losses at a level considered adequate to provide for probable incurred loan losses. The level of the allowance is based on management's evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. The Company’s officers analyze risks within the loan portfolio on a continuous basis, through an external independent loan review function, and by the Company’s Audit Committee.  A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves.  In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve.  These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known.  Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company’s allowance for loan losses.

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	At December 31,

	2009	2008	2007	2006	2005
	(in thousands)

Balance, beginning of year	$2,819	$3,201	$2,170	$2,029	$1,634
Charge-offs
Commercial and industrial	(656)	(898)	-	-	-
Real Estate	-	-	-	-	-
Consumer	(7)	(3)	(1)	(2)	(13)
Total Charge-offs	(663)	(901)	(1)	(2)	(13)
Recoveries
Commercial and Industrial	-	-	-	-	-
Real Estate	-	-	-	-	-
Consumer	5	4	1	-	16
Total Recoveries	5	4	1	-	16
Reclassification related to unused commitments	-	-	-	(58)	-
Provision charged to expense	950	515	1,031	201	392
Balance, end of year	$3,111	$2,819	$3,201	$2,170	$2,029

Ratio of net charge-offs to average loans outstanding	0.32%	0.43%	-%	-%	-%
Balance of allowance as a percentage of total loans at end of year	1.50%	1.33%	1.54%	1.13%	1.21%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

Allocation of the Allowance for Loan Losses by Category
For the years ended December 31,
(dollars in thousands)
		2009			2008			2007			2006			2005
	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans
Balance applicable to:
Commercial and commercial real estate	$2,438	80.4%	71.5%	$2,240	79.5%	70.7%	$2,658	83.0%	71.8%	$1,698	78.2%	75.6%	$1,597	78.7%	78.4%
Residential real estate	113	2.1	5.6	64	2.3	6.0	48	1.5	4.6	36	1.7	3.7	31	1.5	3.7
Consumer, installment and home equity
Loans	554	17.3	22.9	489	17.3	23.3	485	15.2	23.6	398	18.3	20.7	258	12.7	17.9
Sub-total	$3,105	99.8	100.0	$2,793	99.1	100.0	$3,191	99.7	100.0	$2,132	98.2	100.0	$1,886	92.9	100.0
Unallocated Reserves	6	0.2	-	26	0.9	-	10	0.3	-	38	1.8	-	143	7.1	-
TOTAL	$3,111	100.0%	100.0%	$2,819	100.0%	100.0%	$3,201	100.0%	100.0%	$2,170	100.0%	100.0%	$2,029	100.0%	100.0%

Investment Securities

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income.  The portfolio is composed of obligations of U.S. Government Agencies, obligations of U.S. States and Political Subdivisions and corporate debt securities, stock in the Federal Home Loan Bank, and equity securities of another financial institution. Corporate debt securities consist of trust preferred securities and corporate debt securities issued by Citigroup, Inc, Bank of America Corporation and Wells Fargo & Company.

Securities are classified as “held-to-maturity” (HTM), “available for sale” (AFS), or “trading” at time of purchase.  Securities classified as HTM based upon management’s intent and the Company’s ability to hold them to maturity.  Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts.  Securities which are bought and held principally for resale in the near term are classified as trading securities, which are carried at market value.  Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue.  The Company has no trading securities.  Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value.  Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss) income, net of taxes, which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase.  At December 31, 2009, our securities AFS totaled $34.2 million and our securities HTM totaled $12.3 million. Our investment securities portfolio decreased by $2.6 million to $46.5 million at December 31, 2009 from $49.1 million at December 31, 2008. The decrease was primarily due to principal repayments of mortgage backed securities.

The following table sets forth the carrying value of the Company’s security portfolio as of the dates indicated.
	At December 31,
	(in thousands)
	2009		2008		2007

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Government sponsored agency securities	$5,500	$5,502	$4,000	$4,013	$9,500	$9,506
Mortgage backed securities	22,394	23,292	26,173	26,916	14,495	14,578
Collateralized Mortgage Obligations	5,284	5,421	5,895	5,887	3,486	3,403
Total US Government and agency securities	33,178	34,215	36,068	36,816	27,481	27,487
Equity securities:
FHLBNY stock	880	880	841	841	437	437
Other equity securities	30	30	30	30	30	30
Total available for sale	$34,088	$35,125	$36,939	$37,687	$27,948	$27,954

Held to Maturity
U.S. Government sponsored agency securities	$-	$-	$-	$-	$1,000	$1,000
Obligations of US States and Political Subdivisions	10,748	10,787	10,748	10,445	11,104	11,076
Corporate debt securities	1,514	1,196	1,545	1,163	1,542	1,455
Total held to maturity	$12,262	$11,983	$12,293	$11,608	$13,646	$13,531
Total securities	$46,350	$47,108	$49,232	$49,295	$41,594	$41,485

The following table sets forth as of December 31, 2009 and December 31, 2008, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities Securities available for sale

	December 31, 2009			December 31, 2008
	(in thousands)			(in thousands)
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

Within 1 year	$-	$-	-%	$1,000	$1,002	2.25%

1 to 5 years	6,923	6,960	3.08%	1,013	1,017	3.46%

Over 5 years	26,255	27,255	4.87%	34,055	34,797	5.24%
	$33,178	$34,215		$36,068	$36,816

	Maturity of Debt Investment Securities
	Securities Held to Maturity
	(in thousands)
	December 31, 2009			December 31, 2008

	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

Within 1 year	$-	$-	-%	$30	$30	2.00%

1 to 5 years	375	396	4.74%	375	386	5.02%

Over 5 years	11,887	11,587	5.74%	11,888	11,192	6.22%
	$12,262	$11,983		$12,293	$11,608

Deposits

Deposits are the Company’s primary source of funds.  Average total deposits increased $26.0 million, or 11.2%, to $257.8 million in 2009 from $231.8 million in 2008. The increase in deposits in 2009 was primarily related to promotional rate time deposits issued in the latter half of 2008, as well as growth in the Company’s core (non-time) deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	December 31,
	(Dollars in Thousands)

	2009		2008		2007
	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate

Non-interest Bearing Demand	$53,811	-	$48,055	-	$46,505	-
Interest Bearing Demand	118,130	0.91%	121,153	1.77%	142,641	3.35%
Savings and Money Market	28,195	0.49%	22,801	1.34%	24,564	2.25%
Time Deposits	57,681	3.13%	39,785	3.63%	38,644	4.65%
	$257,817	1.17%	$231,794	1.68%	$252,354	2.82%

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits.  The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2009 (in thousands).

Three months or less	$5,045
Over three months through six months	7,597
Over six months through twelve months	4,399
Over twelve months	7,245
Total	$24,286

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

At December 31, 2009, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.  As of December 31, 2009, liquid assets (cash and due from banks, interest bearing deposits at other banks, federal funds sold and investment securities available for sale) were approximately $90.5 million, which represented 27.4% of total assets and 31.2% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $82.5 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at December 31, 2009). In addition, during April 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of December 31, 2009 of $11.5 million) with the Federal Reserve Bank of New York for direct discount window borrowings. In addition, the Bank has in place additional borrowing capacity of $20.0 million through correspondent banks.  At December 31, 2009 outstanding commitments for the Bank to extend credit were $80.7 million.

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

The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2009.  Further discussion of these commitments is included in Note 11 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)

Standby letters of credit	$1,174	$-	$-	$-	$1,174

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

CONTRACTUAL OBLIGATIONS

The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2009.  Further discussion of these commitments is included in Notes 6 and 11 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years		3-5 years	More than 5 years
Operating Lease Obligations	$1,766	$485		$615	$466	$200
Federal Home loan Bank Borrowings	$11,000	$-	$		$-	$11,000

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of December 31, 2009 and 2008 the results of the models were within guidelines prescribed by the Company’s Board of Directors.  If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of December 31, 2009, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 3.6%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.7%.   As of December 31, 2008, our model predicted that a 200 basis point ramped increase in general interest rates would increase net interest income by 0.1%, while a 200 basis point decrease would decrease net interest income by 1.5%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of December 31, 2009, was −0.36% with a rate shock of up 200 basis points, and −1.11% with a rate shock of down 200 basis points. At December 31, 2008, the variances were −1.76% assuming an up 200 basis points rate shock and −0.59% assuming a down 200 basis points rate shock.

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

The following table summarizes the risk-based and leverage capital ratios for the Bank at December 31, 2009, as well as the required minimum regulatory capital ratios:

At December 31, 2009

			Well
	Actual	Minimum	Capitalized
	Ratio	Requirement	Requirement
Somerset Hills Bank:
Total risk-based capital ratio	14.19%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.94%	4.00%	6.00%
Leverage ratio	9.92%	4.00%	5.00%

On January 16, 2009, the Company received an investment of $7.4 million from the U.S. Treasury through the CPP. In exchange, the Company issued 7,414 shares of cumulative preferred stock and warrants to purchase 163,065 shares of common stock at $6.82 per share. The Company redeemed, on May 20, 2009, all 7,414 shares of preferred stock for $7.4 million and, on June 24, 2009, repurchased all 163,085 warrants for $275 thousand. The Company’s tangible common equity ratio was 11.57% as of December 31, 2009 and 12.52% as of December 31, 2008.

BORROWINGS

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. The Company had outstanding advances at December 31, 2009 as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting standards, please see Note 1 to the company’s consolidated financial statements.

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

(b) Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.  This 10K report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this 10K report.

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

/s/ Stewart E. McClure, Jr.	/s/ William S. Burns
Stewart E. McClure, Jr.	William S. Burns
President & CEO	Chief Financial Officer

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A)

Information required by this part is included in the definitive Proxy Statement for the Company’s 2010 Annual Meeting under the captions "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2010 Annual Meeting under the captions “EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and “COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2010 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	299,456	$7.52	96,909
Equity compensation plans not approved by security holders	0	0	0
Total	299,456	$7.52	96,909

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2010 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2010” in the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders is incorporated by reference herein.  It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 15. EXHIBITS

(a)  Exhibits

Exhibit number	Description of Exhibits

3.1	Certificate of Incorporation of Somerset Hills Bancorp (1)
3.2	Bylaws of Somerset Hills Bancorp (3)
3.3	Certificate of Incorporation for Somerset Hills Bank (1)
3.4	Bylaws of Somerset Hills Bank (1)
4.1	Specimen Common Stock Certificate (1)
10.1	1998 Combined Stock Option Plan (1)
10.2	1998 Non-Qualified Stock Option Plan (1)
10.3	2001 Combined Stock Option Plan (1)
10.4	Employment Agreement of Stewart E. McClure, Jr. as amended (1)(4)
10.5	Supplemental Retirement Plan dated July 19, 2007 with Stewart E. McClure, Jr. (5)
14	Code of Ethics (2)
21	Subsidiaries of Somerset Hills Bancorp
23	Consent of Crowe Horwath LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

(1)	Incorporated by reference from the Registrant's Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.
(2)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2003.
(3)	Incorporated by reference from Current Report on Form 8-k filed December 20, 2007.
(4)	Incorporated by reference from Exhibits 10.3 and 10.4 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(5)
Incorporated by reference from Exhibits 10.1 and 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and as amended as set forth in the Current Report on Form 8-K filed July 28, 2008.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Somerset Hills Bancorp
Bernardsville, New Jersey

We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

Livingston, New Jersey
March 26, 2010

SOMERSET HILLS BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2009 and 2008
(Dollars in Thousands)
	2009	2008
ASSETS

Cash and due from banks	$4,911	$19,539
Interest bearing deposits at other banks	51,381	458
Federal funds sold	-	1,500
Total cash and cash equivalents	56,292	21,497

Loans held for sale	5,360	2,366
Investment securities held to maturity (Approximate
fair value of $11,983 in 2009 and $11,608 in 2008)	12,262	12,293
Investment securities available for sale	34,215	36,816

Loans receivable	206,768	211,246
Less: allowance for loan losses	(3,111)	(2,819)
Net loans receivable	203,657	208,427

Premises and equipment, net	5,592	5,973
Bank owned life insurance	7,756	8,459
Accrued interest receivable	1,127	1,227
Prepaid expenses	1,440	330
Other assets	2,409	2,275
Total assets	$330,110	$299,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$59,288	$50,957
Interest bearing deposits
NOW, money market and savings	169,510	140,945
Certificates of deposit, under $100,000	26,041	32,774
Certificates of deposit, $100,000 and over	24,286	25,084
Total deposits	279,125	249,760

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	1,785	1,374
Total liabilities	291,910	262,134
Commitments and contingencies (notes 10 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	-	-
Common stock-authorized, 9,000,000 shares of no par value; issued and outstanding, 5,179,773 in 2009 and 5,180,012 in 2008	37,334	37,361
Retained earnings (accumulated deficit)	182	(326)
Accumulated other comprehensive income	684	494
Total stockholders’ equity	38,200	37,529
Total liabilities and stockholders’ equity	$330,110	$299,663
See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY
Consolidated Statements of Income
Years ended December 31, 2009 and 2008
(Dollars in thousands, except per share data)

	2009	2008
INTEREST INCOME
Loans, including fees	$11,720	$12,978
Federal funds sold	2	106
Investment securities	2,043	1,879
Interest bearing deposits with other banks	89	25
Total interest income	13,854	14,988
INTEREST EXPENSE
Deposits	3,020	3,890
Federal funds purchased	-	12
Federal Home Loan Bank advances	371	373
Total interest expense	3,391	4,275

Net interest income	10,463	10,713

PROVISION FOR LOAN LOSSES	950	515

Net interest income after provision for loan losses	9,513	10,198

NON-INTEREST INCOME
Service fees on deposit accounts	293	313
Gains on sales of mortgage loans and fees, net	1,491	943
Bank owned life insurance	879	348
Other income	268	245
Loss on sale of other real estate owned	-	(109)
Gain on sales of investment securities, net	-	7
Total non-interest income	2,931	1,747
NON-INTEREST EXPENSE
Salaries and employee benefits	5,452	5,141
Occupancy expense	1,882	1,917
Advertising and business promotion	198	274
Stationery and supplies	186	183
Data processing	499	540
FDIC insurance	503	183
Other operating expenses	1,389	1,542
Total non-interest expense	10,109	9,780
Income before income taxes	2,335	2,165

PROVISION FOR INCOME TAXES	441	599
NET INCOME	1,894	1,566
Dividends on preferred stock and accretion	350	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,544	$1,566
Earnings per share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30

Weighted average shares outstanding-basic	5,179,567	5,175,810
Weighted average shares outstanding-diluted	5,208,707	5,238,183
See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2009 and 2008
(Dollars in Thousands)

	Common Stock Number of Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss), Net of tax	Comprehensive Income	Total

Balance January 1, 2008	4,930,082	$-	$37,513	$(896)	$4	$-	$36,621

Exercise of common stock options, net of tax benefit	149,907	-	1,183	-	-	-	1,183
Stock based compensation		-	23	-	-	-	23
Common stock repurchased	(148,436)	-	(1,358)	-	-	-	(1,358)
Net income for the period		-	-	1,566	-	1,566	1,566
Adoption of EITF 06-4		-	-	(34)	-	-	(34)
Stock Dividend Paid (5.00%)	248,459	-	-	-	-	-	-
Cash dividend paid ($0.19 per share)		-	-	(962)	-	-	(962)
Other comprehensive income, net of taxes		-	-	-	490	490	490
Total comprehensive income						2,056

Balance December 31, 2008	5,180,012	-	37,361	(326)	494		37,529

Issuance of preferred stock, net of costs		7,191	-	-	-	-	7,191
Exercise of common stock options, net of tax benefit	353	-	2	-	-	-	2
Stock based compensation	(592)	-	41	-	-	-	41
Issuance of common stock warrants		-	205	-	-	-	205
Net income for the period		-	-	1,894	-	1,894	1,894
Cash dividend paid common ($0.20 per share)		-	-	(1,036)	-	-	(1,036)
Accretion of discount on preferred stock		223	-	(223)	-	-	-
Cash dividends on preferred stock		-	-	(127)	-	-	(127)
Redemption of preferred stock		(7,414)	-	-	-	-	(7,414)
Redemption of common stock warrants		-	(275)	-	-	-	(275)
Other comprehensive income, net of taxes		-	-	-	190	190	190
Total comprehensive income						$2,084

Balance December 31, 2009	5,179,773	$-	$37,334	$182	$684		$38,200

See accompanying notes to consolidated financial statements.

SOMERSET HILLS  BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008
(Dollars in Thousands)

OPERATING ACTIVITIES	2009	2008
Net income	$1,894	$1,566
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	635	710
Provision for loan losses	950	515
Gains on sales of investment securities, net	-	(7)
Stock-based compensation	41	23
Mortgage loans originated for sale	(186,402)	(168,625)
Proceeds from mortgage loan sales	184,899	170,265
Gain on sale of mortgage loans and fees, net	(1,491)	(943)
Loss on sale of other real estate owned	-	109
Decrease in accrued interest receivable	100	208
Decrease (increase) in bank owned life insurance	703	(348)
Deferred taxes	-	(27)
(Increase) decrease in other assets	(1,244)	85
Increase in other liabilities	313	164
Net cash provided by operating activities	398	3,695

INVESTING ACTIVITIES
Maturity and payments of investment securities held to maturity	27	1,611
Purchases of investment securities available-for-sale	(10,613)	(34,178)
Purchases of investment securities held to maturity	-	(263)
Maturity and payments of investment securities available-for-sale	13,450	14,265
Increase in restricked stock	-	(404)
Proceeds from sale of investment securities available-for-sale	-	11,000
Net decrease (increase) in loans receivable	3,820	(3,984)
Proceeds from sale of other real estate owned	-	190
Purchases of premises and equipment	(198)	(254)
Net cash provided by (used in) investing activities	6,486	(12,017)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock and options, including tax benefit	2	1,183
Cash dividends paid common stock	(1,036)	(962)
Cash dividends paid preferred stock	(127)	-
Net increase of Federal Home Loan Bank advances	-	8,000
Net increase (decrease) in demand deposits and savings accounts	36,896	(21,343)
Net (decrease) increase in certificates of deposit	(7,531)	26,430
Purchase of common stock	-	(1,358)
Net proceeds from sale of preferred stock	7,191	-
Net proceeds from sale of common stock warrants	205	-
Redemption of common stock warrants	(275)	-
Redemption of preferred stock	(7,414)	-
Net cash provided by financing activities	27,911	11,950
Net increase in cash and cash equivalents	34,795	3,628
Cash and cash equivalents at beginning of period	21,497	17,869
Cash and cash equivalents at end of period	$56,292	$21,497

Supplemental information:
Cash paid during the year for:
Interest	$3,424	$4,562
Income taxes	316	473
Transfer from loans to real estate owned	-	(299)

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 1– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b) Earnings Per Share

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):
	12 Months Ended December 31, 2009			12 Months Ended December 31, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Net income	$1,894	-	-	$1,566	-	-
Less: dividends and accretion of preferred stock	(350)	-	-	-	-	-
Net income applicable to common stockholders	$1,544	5,180	$0.30	$1,566	5,176	$0.30
Effect of dilutive securities:
Options	-	29		-	62
Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$1,544	5,209	$0.30	$1,566	5,238	$0.30

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2009 and 2008 is $740,000 and $728,000 respectively, representing reserves required by banking regulations.

d) Investment Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity or debt securities not classified as held to maturity or trading are classified as available for sale. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated1.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

e) Stock-Based Compensation

At December 31, 2009, the Company has four stock-based plans, which are described more fully in Note 9. The Company recognizes compensation expense based on the fair value of such awards at the date of the grant over the period the awards are earned.

The Company recognizes compensation expense related to stock options granted after December 31, 2005 based on the fair value of such awards at the date of the grant over the period the awards are earned.

f) Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest on loans is accrued and credited to operations based upon the principal amounts outstanding.  The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses.  In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb probable incurred loan losses in the portfolio.

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

Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are considered delinquent when they become 30 or more days past due. Loans are placed on non-accrual when principal or interest is delinquent for 90 days or more unless the loan is both well-secured and in the process of collection, or when management no longer expects payment in full of principal or interest. Any unpaid interest previously accrued on those loans is reversed from income.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loan principal balance.  Interest income on other non-accrual loans is recognized only to the extent of interest payments received.

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

g) Loans Held for Sale

Residential mortgage loans funded by the Bank and held for sale in the secondary market are carried at the lower of aggregate cost or fair value. Fair value is generally determined by the value of purchase commitments. Aggregate net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Aggregate net unrealized gains, if any, are recorded in other assets and credited to income. Estimated net revenue related to commitments to fund residential mortgage loans that are expected to be sold are recorded as a receivable and credited to income. Residential mortgage loans held for sale are typically sold with servicing rights released.

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

j) Comprehensive Income

Comprehensive income includes net income and unrealized gains and losses on investment securities available for sale.

k) Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.  Total loss on sale of foreclosed assets in 2008 was $109,000. There were no foreclosed assets in 2009.

l) Recent Accounting Pronouncements

In  April  2009,  the  FASB  issued  Staff Position (FSP) No. 115-2 and No. 124-2,  Recognition  and  Presentation of Other-Than-Temporary Impairments, which is now part of FASB ASC 320, “Investments – Debt and Equity Securities”, which  amends  existing  guidance  for  determining  whether  impairment is other-than-temporary  for  debt  securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria and are deemed to be impaired based on projected cash flows, the amount of  impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized  in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009.  The adoption did not have a material effect on the results of operations or financial position. See Note 2 Securities.

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

NOTE   2- INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows (in thousands):

Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2009
Obligations of US States and Political Subdivisions	$10,748	$155	$(116)	$10,787
Corporate debt securities	1,514	-	(318)	1,196
Total held to maturity	$12,262	$155	$(434)	$11,983

2008
Obligations of US States and Political Subdivisions	$10,748	$66	$(369)	$10,445
Corporate debt securities	1,545	-	(382)	1,163
Total held to maturity	$12,293	$66	$(751)	$11,608

Available for Sale
2009
U.S. Government sponsored Agency Securities	$5,500	$11	$(9)	$5,502
Mortgage Backed Securities	22,394	932	(34)	23,292
Collaterized Mortgage Obligations	5,284	140	(3)	5,421
Total available-for-sale	$33,178	1,083	$(46)	$34,215
2008
U.S. Government sponsored Agency Securities	$4,000	$13	$-	$4,013
Mortgage Backed Securities	26,173	743	-	26,916
Collaterized Mortgage Obligations	5,895	29	(37)	5,887
Total available for sale	$36,068	$785	$(37)	$36,816

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

Held to Maturity	Amortized Cost	Estimated Fair Value

Due in one year or less	$-	$-
Due in one to five years	375	396
Due in five years to ten years	1,841	1,768
Due after ten years	10,046	9,819
	$12,262	$11,983
Available for Sale

Due in one year or less	$-	$-
Due in one year to five years	6,924	6,960
Due in five years to ten years	4,485	4,642
Due after ten years	21,769	22,613
	$33,178	$34,215

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 are as follows:

2009	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Municipal securities	$902	$10	$1,504	$106	$2,406	$116
Corporate debt securities	-	-	1,196	318	1,196	318
Total	$902	$10	$2,700	$424	$3,602	$434

2008	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Municipal securities	$5,279	$333	$249	$36	$5,528	$369
Corporate debt securities	404	112	729	270	1,133	382
Total	$5,683	$445	$978	$306	$6,661	$751

2009	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government sponsored Agency Securities	$991	$9	$-	$-	$991	$9
Mortgage Backed Securities	2,972	34	11	-	2,983	34
Collateralized Mortgage Obligations	214	3	-	-	214	3
Total	$4,177	$46	$11	$-	$4,188	$46

2008	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Mortgage Backed Securities	$-	$-	$11	$-	$11	$-
Collateralized Mortgage Obligations	656	2	1,085	35	1,741	37
Total	$656	$2	$1,096	$35	$1,752	$37

At December 31, 2009, there are $11 thousand in securities available for sale and $2.7 million in held to maturity with gross unrealized losses that have been in a continuous unrealized loss position for twelve or more months. Management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to interest rate fluctuations. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery.

For the year ended December 31, 2008 the gross proceeds on sales of securities was approximately $11.0 million. For the year ended December 31, 2008 the gross gain on sales of securities was approximately $17,000. There was $10,000 in gross losses on sales of securities for the year ended December 31, 2008. The tax benefit (provision) related to these net realized gains and losses was $2,000. There was no sale of securities for the year ended December 31, 2009.

Securities with an amortized cost of $858 thousand and $1.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2009 and 2008.

The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

NOTE 3 – LOANS

Loans are summarized as follows (in thousands):

	December 31,
	2009	2008

Commercial and commercial real estate	$147,760	$149,123
Residential real estate	11,656	12,718
Consumer, installment and home equity	47,237	49,274
	$206,653	$211,115
Less
Allowance for loan losses	(3,111)	(2,819)
Net deferred costs	115	131
	$203,657	$208,427

Individually impaired loans as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Loans with no allocated allowance for loan losses	$2,349	$131
Loans with allocated allowance for loan losses	1,876	1,234

Total	$4,225	$1,365

The amount of allowance allocated to impaired loans at December 31, 2009 and 2008 was $285 thousand and $504 thousand, respectively.

	2009	2008

Average of individually impaired loans during year	$1,722	$2,271
Interest income recognized during impairment	64	21
Cash-basis interest income recognized	-	-

The outstanding balances of non-accrual loans,  loans past due 90 days and still accruing, other real estate owned, and troubled debt restructured loans as of year-end were as follows (in thousands):

	2009	2008

Nonaccrual loans	$256	$1,365
Loans past due 90 days and still accruing	-	-
Total non-performing loans	$256	$1,365
OREO	-	-
Total non-performing assets	$256	$1,365
Troubled debt restructured loans	$394	$-

The balance of troubled debt restructured loans at year-end 2009 is represented by one credit that is currently performing under its restructured terms and for which the Company has no commitment to lend additional funds.

Changes in the allowance for loan losses, were as follows (in thousands):

	December 31,
	2009	2008

Balance at beginning of year	$2,819	$3,201
Chargeoffs	(663)	(901)
Recoveries	5	4
Reclassification related to unused commitments	-	-
Provision charged to operations	950	515
Balance at end of year	$3,111	$2,819

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are as follows (in thousands):

	December 31,
	2009	2008
Land	$693	$693
Buildings and improvement	5,266	5,223
Furniture, fixtures and equipment	2,317	2,290
Leasehold improvements	990	984
Computer equipment and software	1,071	1,048
	10,337	10,238
Less accumulated depreciation and amortization	(4,745)	(4,265)
Total premises and equipment, net	$5,592	$5,973

Depreciation charged to operations amounted to approximately $578 thousand and $624 thousand for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 – CERTIFICATES OF DEPOSIT

At December 31, 2009, a summary of the maturity of certificates of deposit is as follows (in thousands):

2010	$33,838
2011	5,042
2012	4,449
2013	5,296
2014	1,702
$50,327

Deposits held at the Company by related parties, which include executive officers, directors, and companies in which Board members have a significant ownership interest, approximated $12.4 million and $11.2 million at December 31, 2009 and 2008, respectively.

NOTE 6 – BORROWINGS

a)  Federal Home Loan Bank Borrowing

As of December 31, 2009 and 2008, the Company had an approved borrowing capacity of approximately $82.5 million and $74.9 million, respectively, with the Federal Home Loan Bank of New York (FHLB), based on total assets and collateral available, collateralized by FHLB stock, investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 2.87% to 3.71% at December 31, 2009 with maturity dates of November 29, 2017 through February 22, 2018. At December 31, 2009 and 2008, $11.0 million in borrowings were outstanding with the FHLB. There were no FHLB borrowings prepaid in 2009 and 2008. The company had outstanding advances at December 31, 2009 and 2008 as follows:

Maturity	Rate	Amount

November 29, 2017	3.21%	$1,500,000
November 29, 2017	3.41%	$1,500,000
January 8, 2018	2.87%	$2,000,000
January 8, 2018	3.12%	$2,000,000
January 8, 2018	3.61%	$2,000,000
February 22, 2018	3.71%	$2,000,000
Total		$11,000,000

b)  Credit Lines and Borrowings

The Company has five lines of credit with financial institutions aggregating $20.0 million at December 31, 2009. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2009 and 2008, respectively.

NOTE 7 - INCOME TAXES

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The components of income taxes (benefit) are summarized as follows (in thousands):

	December 31,
	2009	2008
Current Tax Expense:
Federal	$511	$447
State	95	79
	606	526
Deferred Tax (Benefit):
Federal	(112)	70
State	(53)	3
	(165)	73
	$441	$599

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

	December 31,
	2009	2008

Federal income tax	$794	$736
Add (deduct) effect of:
State income taxes net of federal income tax effect	28	54
Stock options	5	8
Meals and entertainment	21	27
Increase in cash surrender value life insurance	(299)	(118)
Tax-exempt income	(152)	(150)
Other	44	42
	$441	$599

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2009	2008
Deferred tax assets and (liabilities):
Allowance for loan losses	$1,139	$1,047
Mark to market - loans	37	5
Non accrual loan income	8	93
Depreciation	(225)	(238)
Deferred compensation	147	52
Unrealized Loss (Gain) - AFS	(353)	(254)
NOL carryover and other	38	20
Net deferred tax assets	$791	$725

There was no valuation allowance for deferred taxes as of December 31, 2009 and 2008. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

At December 31, 2009, the Bank had $544 thousand of state income tax loss carryforwards. The loss carryforward can be used to offset future state taxable income and will expire in 2029. It is expected that the Bank will realize the benefit of these losses. Sullivan has utilized all of its state income tax loss carryforwards and therefore has no remaining carryforwards. The Company is subject to U.S. federal income tax as well as income tax of the state of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2006.

The Company adopted FASB accounting standards codification 740-10-05-6 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements. The Company recognizes interest and /or penalties related to income tax matters in income tax expense.

NOTE 8 - RELATED PARTY TRANSACTIONS

A director of the Company is a member of a law firm which represents the Company as general counsel.  The Company paid fees to this law firm, relating to general corporate matters, of approximately $5,000 and $17,000 during the years ended December 31, 2009 and 2008, respectively. This law firm had approximately $11,383,000 and $9,597,000 of deposits held with the Company as of December 31, 2009 and 2008, respectively.

A director of the Company is an owner of a restaurant which the Company uses for entertainment purposes. The Company paid this restaurant approximately $2,000 and $14,000 during the years ended December 31, 2009 and 2008, respectively. The restaurant had outstanding loan balances of $274,000 and $237,000 at December 31, 2009 and 2008, respectively in connection with one line of credit loan made by the Bank in 2003 and one direct auto loan made in 2008. This restaurant had approximately $30,000 and $53,000 of deposits held with the Company as of December 31, 2009 and 2008, respectively.

NOTE 9 - BENEFIT PLANS

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

Options granted pursuant to the NQO Plan and the 2001 Combined Stock Option Plan must be exercisable at a price greater than or equal to the par value of the Common Stock, but in no event may the option price be lower than (i) in the case of an ISO, the fair market value of the shares subject to the ISO on the date of grant, (ii) in the case of an NQO issued to a Director as compensation for serving as a Director or as a member of the advisory boards of the Bank, the fair market value of the shares subject to the NQO on the date of grant, and (iii) in the case of an NQO issued to a grantee as employment compensation, eighty-five percent (85%) of the fair market value of the shares subject to the NQO on the date of grant.  In addition, no ISO may be granted to an employee who owns common stock possessing more than ten percent (10%) of the total combined voting power of the Company’s common stock unless the price is at least 110% of the fair market value (on the date of grant) of the common stock. Options granted under the 2007 Plan must have an exercise price equal to at least 100% of the fair market value of the shares on the grant date.

A summary of the status of the Company’s stock option plans as of December 31, 2009, and the change during the year ended is represented below:

	Number of shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2008	283,494	$7.63	3.6 years	$-

Granted	26,450	7.04
Exercised	(353)	6.27
Forfeited	(10,135)	9.36

Outstanding at December 31, 2009	299,456	$7.52	4.0 years	$69

Vested and expected to vest	299,456	$7.52	4.0 years	$69

Exercisable at end of the year	264,947	$7.43	3.3 years	$86

In 2009 stock options were granted on three separate dates. The fair values of stock options granted during 2009 were $0.87, $0.94 and $1.61 on the date of grant using the Black Scholes option-pricing model with the following assumptions for 2009: expected dividend yields of 3.43%, 3.28% and 2.56%, stock price volatility of 20.60%, 20.60% and 22.48%, risk-free interest rates of 2.49%, 2.51 and 3.01% and expected lives of 7 years. There were no stock options granted in 2008.

At December 31, 2009 and 2008, the number of options exercisable was 264,947 and 271,404, respectively, and the weighted-average price of those options was $7.43 and $7.38 respectively.

At December 31, 2009 and 2008, there were 96,909 and 120,260 additional shares available for grant under the Plans.

Information related to the stock option plan during each year follows (in thousands):

	2009	2008

Intrinsic value of options exercised	$1	$215
Cash received from options exercised	2	1,122
Tax benefit realized from option exercises	-	61
Weighted average fair value of options granted	$1.32	$-

As of December 31, 2009 there was $47 thousand of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 3.8 years.

Share Awards

The 2007 Plan also provides for the issuance of shares to directors and officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, based on the price on the Nasdaq Global Market exchange. Shares have a vesting period of 4 years. There were 3,780 shares issued in 2007.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	2,835	$12.14
Granted	-	-
Vested	(747)	12.14
Forfeited	(591)	12.14

Nonvested at December 31, 2009	1,497	$12.14

As of December 31, 2009 there was $13 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the year ended December 31, 2009 was $6 thousand.

During 2007 the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its Chief Executive Officer and the Chief Financial Officer. The benefit provided to them by the SERP is calculated at $48 thousand and $24 thousand, respectively, per year for fifteen years after retirement. The Company’s expense for the SERP was $252 thousand and $89 thousand for the period ending December 31, 2009 and 2008, respectively resulting in a deferred compensation liability of $361 thousand and $129 as of year-end 2009 and 2008.  Due to the passing of the Chief Financial Officer in January 2009, the Company recognized $183 thousand of expense in the first quarter of 2009.  Payment of the benefit accrued for the former Chief Financial Officer is expected to be paid evenly over 14 years.

On January 25, 2009, the Company’s Chief Financial Officer, passed away. In connection with his death, his rights under his SERP fully vested and his beneficiary is entitled to payments under the plan. The Company currently estimates that the after  tax present value of the additional liability under the SERP is approximately $110,000, and that expense equal to this amount was recognized in the first quarter of 2009.

The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 50% of the amount of the salary reduction the employee elects to defer, up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $95 thousand and $93 thousand for the years ended December 31, 2009 and 2008, respectively.

NOTE 10 - COMMITMENTS

a) Lease Commitments

The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2016. Rental expense was approximately $620 thousand and $621 thousand for the years ended December 31, 2009 and 2008, respectively.

The following is a schedule of minimum rental commitments under operating leases at December 31, 2009 (in thousands):

2010	$485
2011	323
2012	292
2013	259
2014	207
Thereafter	200
Total	$1,766

b) Employment Agreements

The Company is a party to an employment agreement with its President and CEO. The agreement provides for a term through March 2009, and which automatically renews unless either party provides notice at least six (6) months prior to the termination date of their intention not to renew.  Pursuant to this agreement, our President and CEO will receive a base salary and certain increases as defined in these agreements.

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

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk. These instruments are almost entirely made up of variable rate loans. (in thousands):
	December 31,
	2009	2008

Commitments to extend credit and unused lines of credit	$80,708	$92,888
Letters of credit---standby and performance	1,174	2,134
Total	$81,882	$95,022

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case-basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment.  The Company had extensions of credit to related parties for approximately $2.2 million and $3.8 million at December 31, 2009 and 2008, respectively.

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

NOTE 12 - REPORTABLE SEGMENTS

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2009 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$13,972	$221	$(339)	$13,854
Interest expense	3,391	80	(80)	3,391
Provision for loan losses	950	-	-	950
Non-interest income	1,524	1,491	(84)	2,931
Non-interest expense(1)	9,348	1,286	(84)	10,550
Net income	$1,807	$346	$(259)	$1,894
Total assets	$329,274	$9,478	$(8,642)	$330,110

The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2008 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$14,903	$239	$(154)	$14,988
Interest expense	4,275	154	(154)	4,275
Provision for loan losses	515	-	-	515
Non-interest income	1,627	943	(823)	1,747
Non-interest expense(1)	9,356	1,108	(85)	10,379
Net Income	$2,384	$(80)	$(738)	$1,566
Total assets	$299,552	$3,079	$(2,968)	$299,663

(1) Includes income taxes

NOTE 13 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2009, management believes the Bank met all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the tables (in thousands):

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:

Total capital (to risk-weighted assets)	$34,607	14.19%	$19,504	>8.00%	$24,380	>10.00%
Tier I capital (to risk-weighted assets)	31,559	12.94%	9,752	>4.00%	14,628	> 6.00%
Tier I capital (to average assets)	31,559	9.92%	12,720	>4.00%	15,900	> 5.00%

December 31, 2008:

Total capital (to risk-weighted assets)	$32,646	13.06%	$20,000	>8.00%	$25,001	>10.00%
Tier I capital (to risk-weighted assets)	29,827	11.93%	10,000	>4.00%	15,001	> 6.00%
Tier I capital (to average assets)	29,827	10.20%	11,699	>4.00%	14,623	> 5.00%

As of December 31, 2009 and 2008, the Bank’s ratio of equity capital to total assets was 9.58% and 9.96%, respectively.

NOTE 14 - FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements
	at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Unobservable Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level One)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S Government sponsored Agency Securities	$-	$5,502	$-
Mortgage Backed Securities	-	23,292	-
Collaterized Mortgage Obligations	-	5,421	-

	Fair Value Measurements
	at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Unobservable Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level One)	(Level 2)	(Level 3)
Assets:
Available for sale securities:	$-	$36,816	$-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements
	at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Unobservable Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level One)	(Level 2)	(Level 3)
Assets:
Impaired loans	$-	$-	$1,220

	Fair Value Measurements
	at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Unobservable Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level One)	(Level 2)	(Level 3)
Assets:
Impaired loans	$-	$-	$861

The following represent impairment charges recognized during the period:

A loan is impaired when full payment under the loan terms is not expected.  If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported net of the allocated allowance. Collateral dependent impaired loans for which there is a specific reserve, which are measured for impairment using the fair value of the collateral had a carrying amount of $1.5 million and $1.4 million, with a valuation allowance of $261 thousand and $504 thousand, for the years ended December 31, 2009 and 2008, respectively. Fair value is classified as Level 3 in the fair value hierarchy and is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property, which include taxes, commissions, first liens and legal fees. Specific reserves for collateral dependent impaired loans decreased by $243 thousand from $504 thousand at December 31, 2008 to $261 thousand at December 31, 2009.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument.  The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2009 and 2008 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $56.3 million and $21.5 million approximates fair value at December 31, 2009 and 2008, respectively.

The carrying amount of loans held for sale is approximately $5.4 million and $2.4 million at December 31, 2009 and 2008, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending 2009 and 2008.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	2009		2008
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Investment securities – held to maturity	$12,262	$11,983	$12,293	$11,608
Investment securities- available for sale	$34,215	$34,215	$36,816	$36,816
Loans, including deferred costs	$206,768	$207,839	$211,246	$218,018

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

	2009		2008
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Time deposits	$50,327	$51,050	$57,858	$59,109

The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	2009		2008
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Federal Home Loan Bank Borrowings	$11,000	$12,299	$11,000	$11,539

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

NOTE 15 – PARENT COMPANY ONLY

The following information on the parent only financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Financial Condition
	2009	2008
Assets:
Cash and due from subsidiaries	$5,682	$6,934
Investment in subsidiaries	32,243	30,320
Other assets	275	275
Total assets	$38,200	$37,529

Liabilities:
Other liabilities	$-	$-

Stockholders’ equity:
Common stock	37,334	37,361
Other comprehensive income, net of taxes	684	494
Retained earnings (accumulated deficit)	182	(326)
Total stockholders’ equity	38,200	37,529
Total liabilities and stockholders’ equity	$38,200	$37,529

The following information on the parent only operating statements and cash flows as of December 31, 2009 and 2008 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Operations
	2009	2008
Dividend income	$258	$-
Equity in undistributed income of subsidiaries	1,733	1,606
Other expenses	97	40
Net income	$1,894	$1,566

Statements of Cash Flows
	2009	2008
Cash flows from operating activities:
Net income	$1,894	$1,566
Equity in undistributed income of the subsidiaries	(1,733)	(1,606)
Increase in other assets	-	(62)
Stock-based compensation	41	23
Net cash used in operating activities	202	(79)
Cash flows from financing activities:
Proceeds from exercise of options	2	1,183
Common stock repurchase	-	(1,358)
Net proceeds from sale of preferred stock	7,191	-
Net proceeds from sale of common stock warrants	205	-
Redemption of common stock warrants	(275)	-
Redemption of preferred stock	(7,414)	-
Cash dividend paid common stock	(1,036)	(962)
Cash dividend paid preferred stock	(127)	-
Net cash used in financing activities	(1,454)	(1,137)
Net change in cash for the period	(1,252)	(1,216)
Net cash at beginning of year	6,934	8,150
Net cash at end of year	$5,682	$6,934

NOTE 16 – QUARTERLY FINANCIAL DATA (unaudited)

Selected Consolidated Quarterly Financial Data

2009 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)

Total interest income	$3,464	$3,438	$3,492	$3,460
Total interest expense	881	914	830	766
Net interest income	2,583	2,524	2,662	2,694
Provision for loan losses	450	150	150	200
Net interest income after provision for loan loss	2,133	2,374	2,512	2,494
Other income	1,071	716	594	550
Other expenses	2,666	2,645	2,450	2,348
Income before income taxes	538	445	656	696
Income tax expense	(81)	114	194	214
Net income	619	331	462	482
Dividends on preferred stock and accretion	93	257	-	-
Net income available to common stockholders	$526	$74	$462	$482

Earnings per share:
Basic (1)	$0.10	$0.02	$0.09	$0.10
Diluted	$0.10	$0.02	$0.08	$0.10

2008 Quarter Ended,	March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data)

Total interest income	$3,951	$3,681	$3,705	$3,651
Total interest expense	1,289	1,005	965	1,016
Net interest income	2,662	2,676	2,740	2,635
Provision for loan losses	70	145	150	150
Net interest income after provision for loan loss	2,592	2,531	2,590	2,485
Other income	465	522	480	280
Other expenses	2,437	2,539	2,469	2,335
Income (loss) before income taxes	620	514	601	430
Income tax expense (benefit)	176	147	176	100
Net income (loss)	$444	$367	$425	$330

Earnings per share: (2)
Basic	$0.09	$0.07	$0.08	$0.06
Diluted	$0.09	$0.07	$0.08	$0.06

(1)	The sum of the four quarters of EPS-Basic does not equal the EPS-Basic for the year ended December 31, 2009 due to rounding.

(2)	Earnings per share have been adjusted to reflect the 5% stock dividend declared in April 2008 and paid in May 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 26, 2010.

SOMERSET HILLS BANCORP

By:/s/ Stewart E. McClure, Jr.
Stewart E. McClure, Jr.
President, Chief Executive Officer
and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 26, 2010.

/s/ Stewart E. McClure, Jr.
Stewart E. McClure, Jr.
President, Chief Executive Officer, and Chief Operating Officer

/s/ William S. Burns
William S. Burns
Chief Financial Officer

/s/ Edward B. Deutsch
Edward B. Deutsch
Chairman

/s/ Cornelius E. Golding
Cornelius E. Golding
Director

/s/ William F. Keefe
William F. Keefe
Director

/s/ Jefferson W. Kirby
Jefferson W. Kirby
Director

/s/ Desmond V. Lloyd
Desmond V. Lloyd
Director

/s/ Thomas J. Marino
Thomas J. Marino
Director

/s/ Gerald B. O'Connor
Gerald B. O'Connor
Director

/s/ M. Gerald Sedam, II
M. Gerald Sedam, II
Director