Form 10-Q
period 2010-03-31
SOMERSET HILLS BANCORP
filed 2010-05-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

As of May 5, 2010 there were 5,198,604 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS

Cash and due from banks	$5,211	$4,911
Interest bearing deposits at other banks	37,528	51,381

Total cash and cash equivalents	42,739	56,292

Loans held for sale	2,148	5,360
Investment securities held to maturity (Approximate fair value of $12,067 in 2010 and $11,983 in 2009)	12,262	12,262
Investment securities available-for-sale	31,506	34,215

Loans receivable	208,856	206,768
Less: Allowance for loan losses	3,186	3,111

Net loans receivable	205,670	203,657

Premises and equipment, net	5,496	5,592
Bank owned life insurance	7,830	7,756
Accrued interest receivable	1,085	1,127
Prepaid expenses	1,407	1,440
Other assets	2,609	2,409

Total assets	$312,752	$330,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$58,657	$59,288
Interest bearing deposits-NOW, money market and savings	157,235	169,510
Certificates of deposit, under $100,000	23,425	26,041
Certificates of deposit, $100,000 and over	22,110	24,286

Total deposits	261,427	279,125

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	1,778	1,785

Total Liabilities	274,205	291,910

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized; none issued	—	—
Common Stock-authorized 9,000,000 Shares of no par value; issued and outstanding, 5,197,196 shares in 2010 and 5,179,773 in 2009	37,449	37,334
Retained earnings	331	182
Accumulated other comprehensive income	767	684

Total stockholders’ equity	38,547	38,200

Total liabilities and stockholders’ equity	$312,752	$330,110

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31

	2010	2009

INTEREST INCOME
Loans, including fees	$2,805	$2,888
Investment securities	476	563
Federal funds sold	—	2
Interest bearing deposits with other banks	28	11

Total interest income	3,309	3,464

INTEREST EXPENSE
Deposits	550	790
Federal Home Loan Bank advances	91	91

Total interest expense	641	881

Net interest income	2,668	2,583

Provision for loan losses	75	450

Net interest income after provision for loan losses	2,593	2,133

NON-INTEREST INCOME
Service fees on deposit accounts	79	71
Gains on sales of mortgage loans, net	187	285
Bank owned life insurance	75	645
Other income	81	70

Total non-interest income	422	1,071

NON-INTEREST EXPENSE
Salaries and employee benefits	1,366	1,480
Occupancy expense	435	508
Advertising and business promotion	43	41
Stationery and supplies	40	65
Data processing	127	120
FDIC insurance	110	58
Other operating expense	329	394

Total non-interest expense	2,450	2,666

Income before provision for taxes	565	538

Provision (benefit) for income taxes	155	(81)

Net income	410	619
Dividends on preferred stock and accretion	—	93

Net income available to common stockholders	$410	$526

Earnings per share:
Basic	$0.08	$0.10

Diluted	$0.08	$0.10

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2010	5,179,773	$37,334	$182	$684	$—	$38,200

Exercise of common stock options	17,423	106	—	—	—	106
Stock based compensation		9	—	—	—	9
Net income for the period		—	410	—	410	410
Cash dividend paid common		—	(261)	—	—	(261)
Other comprehensive income, net of taxes		—	—	83	83	83

Total comprehensive income					$493

Balance March 31, 2010	5,197,196	$37,449	$331	$767		$38,547

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$410	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135	165
Provision for loan losses	75	450
Stock-based compensation	9	6
Mortgage loans originated for sale	(27,054)	(44,028)
Proceeds from mortgage loan sales	30,453	44,226
Gain on sale of mortgage loans	(187)	(285)
Decrease in accrued interest receivable	42	109
(Increase) decrease in bank owned life insurance	(74)	937
Increase in other assets	(167)	(280)
(Decrease) increase in other liabilities	(50)	363

Net cash provided by operating activities	3,592	2,282

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(2,916)	—
Maturity and payments of investment securities available-for-sale	5,732	3,888
Net (increase) decrease in loans receivable	(2,088)	3,256
Purchases of premises and equipment	(20)	(8)

Net cash provided by investing activities	708	7,136

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposit and savings accounts	(12,906)	8,420
Net (decrease) increase in certificates of deposit	(4,792)	1
Net proceeds from sale of common stock, options and warrants	106	205
Net proceeds from sale of preferred stock	—	7,191
Cash dividends paid	(261)	(289)

Net cash (used in) provided by financing activities	(17,853)	15,528

Net increase in cash and cash equivalents	13,553	24,946
Cash and cash equivalents at beginning of period	56,292	21,479

Cash and cash equivalents at end of period	$42,739	$46,425

Supplemental information:
Cash paid during the year for:
Interest	$658	$887
Income taxes	$328	$80

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.          Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2010, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage any foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The current dividend payments are being made out of income earned during the period. On April 28, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per share and a 5% stock dividend, each payable May 28, 2010 to shareholders of record as of May 17, 2010. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

These financial statements consider events that occurred through the filing of this quarterly report.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Three Months Ended, March 31, 2010			Three Months Ended, March 31, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$410	—	—	$619	—	—
Less: dividends and accretion of preferred stock	N/A	—	—	(93)	—	—

Net income applicable to common stockholders	$410	5,195	$0.08	$526	5,180	$0.10

Effect of dilutive securities:
Options/warrants	—	38		—	1

Diluted earnings per share:
Net income applicable to common stockholders and assumed conversions	$410	5,233	$0.08	$526	5,181	$0.10

c) Comprehensive Income

          The components of other comprehensive income for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31
	2010	2009

Net income	$410	$619
Change in unrealized holding gains on available for sale securities	83	168

Net unrealized gains	83	168

Other comprehensive income	$493	$787

d) Stock-Based Compensation

Stock Options:

The Company accounts for stock options using the modified prospective transition method. For accounting purposes, the Company recognizes expense for shares of common stock awarded over the vesting period at the fair market value of the shares on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2009	299,456	$7.52

Granted	20,000	7.90
Exercised	(17,423)	6.07
Forfeited	(7,805)	10.38

Outstanding at March 31, 2010	294,228	$7.55	4.6 Years	$334

Exercisable as of March 31, 2010	242,507	$7.43	3.6 Years	$307

The total stock-based compensation expense for the first three months of 2010 and 2009 was approximately $9 thousand and $6 thousand, respectively. The total intrinsic value of common stock options exercised for the first three months of 2010 was approximately $27 thousand. There were no stock options exercised for the first three months of 2009.

The per share weighted-average fair values of stock options granted during 2010 and 2009 was $1.65 and $0.87, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2010 and 2009: expected dividend yield of 2.53% and 3.43%, stock price volatility of 22.48% and 20.60%, risk-free interest rate of 3.12% and 2.49% and expected lives of 7 years.

Stock Awards:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under equity incentive plans over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of March 31, 2010, 1,692 shares were vested. For the three-month period ended March 31, 2010, the Company recognized $2 thousand of compensation expense related to the shares awarded. As of March 31, 2010 there was approximately $9 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares. These costs are expected to be recognized over a period of approximately 1.5 years. The fair value of non-vested stock awards at March 31, 2010 was $12 thousand.

A summary of the status of the Company’s nonvested plan shares as of March 31, 2010 and changes during the quarter is as follows:

For the Three Months Ended March 31, 2010

	Shares	Weighted Average Grant Date Share Value

Non-vested at beginning of period	1,497	$12.14
Granted	—	—
Forfeited	—	—
Vested	—	—

Non-vested at end of period	1,497	$12.14

e) Recent Accounting Pronouncements

In January, 2010, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The impact of adoption on January 1, 2010 was not material as it required only disclosures which are included in the Fair Value footnote.

In June 2009, the FASB amended existing guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The impact of adoption on January 1, 2010 was not material.

In June 2009, the FASB amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. The impact of adoption on January 1, 2010 was not material.

In December 2007, the FASB enhanced existing guidance for the use of the acquisition method of accounting (formerly the purchase method) for all business combinations, for an acquirer to be identified for each business combination and for intangible assets to be identified and recognized separately from goodwill. An entity in a business combination is required to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, there were changes in requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. Disclosure requirements for business combinations were also enhanced. The impact of adoption on January 1, 2009 was not material. In April 2009, the FASB issued amended clarifying guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of adoption on January 1, 2009 was not material. In January 2010, the FASB issued amended clarifying guidance addressing implementation issues related to the changes in ownership provisions. The impact of adoption on January 1, 2010 was not material.

Newly Issued But Not Yet Effective Accounting Guidance.

In January 2010, the FASB amended existing guidance related to fair value measurements requiring new disclosures for activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The impact of adoption is expected to be immaterial.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2010 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$3,288	$31	$(10)	$3,309
Interest expense	641	10	(10)	641
Provision for loan losses	75	—	—	75
Non-interest income	267	187	(32)	422
Non-interest expense including income taxes	2,412	225	(32)	2,605
Net income (loss)	427	(17)	—	410

Total assets	$312,056	$3,695	$(2,999)	$312,752

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2009 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,678	$71	$(285)	$3,464
Interest expense	881	26	(26)	881
Provision for loan losses	450	—	—	450
Non-interest income	818	285	(32)	1,071
Non-interest expense including income taxes	2,332	285	(32)	2,585
Net income (loss)	833	45	(259)	619

Total assets	$316,197	$4,404	$(4,183)	$316,418

3.          Fair Value

ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities:
U.S. Government sponsored Agency Securities	$—	$3,508	$—
Mortgage Backed Securities - Residential	—	23,077	—
Collateralized Mortgage Obligations	—	4,921	—

	Fair Value Measurements at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored Agency Securities	$—	$5,502	$—
Mortgage Backed Securities - Residential	—	23,292	—
Collateralized Mortgage Obligations	—	5,421	—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below at March 31, 2010 and December 31, 2009 (in thousands):

Fair Value Measurements at March 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$ —	$ —	$ 1,481

Fair Value Measurements at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$ —	$ —	$ 1,220

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Collateral dependent impaired loans for which there is a specific reserve had a carrying amount of $1.5 million with a valuation allowance of $346 thousand as of March 31, 2010, and had a carrying amount of $1.5 million with a valuation allowance of $261 thousand as of December 31, 2009. Specific reserves for impaired loans increased by $85 thousand during the first quarter of 2010.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2010 are outlined below. For cash and due from banks and interest bearing deposits at other banks, the recorded book value of approximately $5.2 million and $37.5 million approximates fair value at March 31, 2010.

The recorded value of loans held for sale is approximately $2.1 million at March 31, 2010 and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending March 31, 2010.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of investment securities are estimated based on the financial statements of consolidated balance sheets. See also note 4 Securities below.

	March 31, 2010		December 31, 2009

	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Investment securities – held to maturity	$12,262	$12,067	$12,262	$11,983
Investment securities- available for sale	$31,506	$31,506	$34,215	$34,215
Loans, including deferred costs	$208,856	$209,717	$206,768	$207,839

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

	March 31, 2010		December 31, 2009

	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Time deposits	$45,535	$46,194	$50,327	$51,050

The fair value of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan Bank borrowings maturities.

	March 31, 2010		December 31, 2009

	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Federal Home Loan Bank borrowings	$11,000	$12,341	$11,000	$11,539

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

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at March 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$10,748	$176	$(96)	$10,828
Corporate debt securities	1,514	—	(275)	1,239

Total held to maturity	$12,262	$176	$(371)	$12,067

Available for Sale

U.S. Government Sponsored Agency Securities	$3,500	$8	$—	$3,508
Mortgage Backed Securities - Residential	22,027	1,052	(2)	23,077
Collaterized Mortgage Obligations	4,817	114	(10)	4,921

Total available-for-sale	$30,344	$1,174	$(12)	$31,506

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at March 31, 2010 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value

Held to Maturity

Due in one year or less	$—	$—
Due in one to five years	582	616
Due in five years to ten years	1,633	1,584
Due after ten years	10,047	9,867

	$12,262	$12,067

Available for Sale
Due in one year or less	$—	$—
Due in one year to five years	3,724	3,767
Due in five years to ten years	5,383	5,377
Due after ten years	21,237	22,362

	$30,344	$31,506

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Held to Maturity
Municipal securities	$603	$4	$1,519	$92	$2,122	$96
Corporate debt securities	—	—	1,239	275	1,239	275

Total	$603	$4	$2,758	$367	$3,361	$371

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale
Mortgage Backed Securities	$1,399	$2	$—	$—	$1,399	$2
Collateralized Mortgage Obligations	367	10	—	—	367	10

Total	$1,766	$12	$—	$—	$1,766	$12

At March 31, 2010, there were $2.8 million in securities held to maturity with gross unrealized losses that had been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to discount rate fluctuations related to specific asset classes. The Company expects to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

Securities with an amortized cost of $762 thousand were pledged to secure public funds on deposit at March 31, 2010.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended March 31, 2010 and March 31, 2009

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2009 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 15 and 17 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

For the three months ended March 31, 2010 net income available to common stockholders was $410 thousand, or $0.08 per diluted share, compared to $526 thousand, or $0.10 per diluted share, for the same period in 2009. Results for the three-month period ended March 31, 2010 benefitted from a $375 thousand decrease in the provision for loan losses over the prior year period, while the prior year quarter benefitted from $568 thousand in tax-free proceeds from a bank-owned life insurance policy, partially offset by a one-time $183 thousand expense for retirement liability related to the death of our founding Chief Financial Officer, Gerard Riker.

Net income available to common and diluted earnings per share for three-month period ending March 31, 2009 reflect accretion and dividends totaling $93 thousand related to $7.4 million of preferred stock and warrants issued on January 16, 2009 to the U.S. Treasury under the Capital Purchase Program. During the second quarter of 2009, the Company repurchased all of the preferred stock and warrants issued to Treasury, and therefore these securities had no impact on the 2010 first quarter.

At March 31, 2010, total assets were $312.8 million, a decrease of $17.3 million from total assets of $330.1 million at year-end 2009. The decrease was primarily due to a $13.6 million decrease in cash and cash equivalents and a $2.7 million decrease in investment securities available for sale.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the 2010 first quarter totaled $2.7 million, an increase of $86,000, or 3.2%, from $2.6 million in the year ago quarter. The increase in net interest income was due to higher average interest-earning assets, which increased by 1.9% to $289.1 million in the first quarter of 2010 from $283.9 million in the first quarter of 2009, coupled with a 5 basis-point widening of the net interest margin to 3.82% in the current quarter from 3.77% in the prior year quarter. The rates earned on our interest-earnings assets and the rates paid on our interest-bearing liabilities both declined due to a declining interest rate environment; however, an improved deposit mix was the primary driver of the increase in net interest margin. Our cost of interest-bearing liabilities declined by 49 basis points (and our cost of deposits declined to 0.87% in the current quarter from 1.29% in the prior year quarter), reflecting strong growth in average core deposits, which represented 82% of average deposits for the first quarter of 2010, versus 77% in the prior year period. The yield on interest-earning assets declined by 31 basis points, despite a significant increase in the level of low-earning overnight investments. Management currently projects a widening of the net interest margin for the remainder of 2010 as higher cost time deposits continue to reprice and the Bank’s excess liquidity is deployed in higher earning assets.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three months ended March 31, 2010 and 2009. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended March 31,

		2010			2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Interest bearing deposits at other banks	$35,427	$28	0.32%	$18,168	$11	0.24%
Loans	205,928	2,776	5.47%	210,581	2,818	5.43%
Loans held for sale	2,077	29	5.70%	5,253	70	5.45%
Investment securities	44,822	522	4.72%	47,194	661	5.30%
Restricted stock	880	12	5.75%	871	4	2.01%
Fed funds sold	—	—	—%	1,794	2	0.35%

Total interest earning assets	$289,133	$3,367	4.72%	$283,861	$3,521	5.03%

Non-interest earning assets	22,401			22,813
Allowance for loan losses	(3,159)			(2,642)

Total Assets	$308,374			$304,032

Liabilities and Equity

Interest bearing demand deposits	$126,341	$236	0.76%	$116,914	$254	0.88%
Savings	6,393	5	0.30%	6,066	5	0.31%
Money Market	24,909	28	0.46%	19,226	25	0.53%
Certificates of deposits	47,340	280	2.40%	57,756	506	3.55%
FHLB advances/ other borrowings	11,000	91	3.37%	11,000	91	3.37%

Total interest bearing liabilities	215,984	641	1.20%	210,962	881	1.69%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	52,203			48,189
Other liabilities	1,357			1,164

Total Liabilities	269,544			260,315
Stockholders’ Equity	38,830			43,717

Total Liabilities and Stockholders’ Equity	$308,374			$304,032

Net Interest Income		$2,726			$2,640

Net Interest Spread			3.52%			3.34%
Net Interest Margin			3.82%			3.77%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

For the first quarter of 2010, the provision for loan losses was $75,000, a $375,000 decrease from the $450,000 recorded in the first quarter of 2009. The relatively high level of loan loss provisioning during last year’s first quarter was due to an increase in the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio combined with deterioration or impairment of specific credits, consistent with the precipitous downturn in the economy at that time. As we head into 2010, there appear to be initial signs that credit quality is stabilizing, while the Company’s asset quality metrics, such as nonaccrual loan and charge-off ratios, continue to be among the soundest relative to its competitive peer groups. Notwithstanding these recent positive indications and trends, management believes there continues to be heightened risks in certain segments of the loan portfolio due to the current weak operating environment. Management reviews the adequacy of its allowance on an ongoing basis and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income decreased by $649,000 to $422,000 in the first quarter of 2010 from $1.1 million in the first quarter a year ago. The change is largely due to $568,000 in proceeds received in 2009 on a bank-owned life insurance policy, while there was no similar payment in 2010. In addition, gains on sales of loans at the Bank’s residential mortgage lending subsidiary, Sullivan Financial Services, Inc., declined $98,000 in the current first quarter compared to the prior year. Mortgage revenue was down consistent with the industry trend of lower re-financing activity. Service fees on deposit accounts increased by 11.3% to $79,000 in the first quarter of 2010 from the prior year quarter.

Non-Interest Expense

Non-interest expenses were $2.5 million in the first quarter of 2010, a decrease of $216 thousand versus $2.7 million in the first quarter of 2009.

Salary and employee benefits were down $114,000 due primarily to a $183,000 charge to settle a retirement plan liability in 2009, which did not recur in 2010, and partially offset by an increase in salary expense, bonus accruals and health benefit costs. FDIC insurance assessments increased by $52,000 reflecting higher regular assessment rates, additional FDIC insurance premiums under the Transaction Account Guarantee Program, and a higher deposit base. Controllable expenses (i.e., all expenses other than the 2009 nonrecurring retirement plan charge and FDIC assessments) declined by $85 thousand, or 3.5%, to $2.3 million in the current quarter from $2.4 million one year ago, reflecting continued expense control in areas including, but not limited to, occupancy and outside consultants.

Income Taxes

The Company recorded a provision for income taxes of $155 thousand in the first quarter 2010 versus a tax benefit of $81 thousand in the first quarter 2009. The tax benefit recorded in 2009 was due to a large proportion of non-taxable income including a nonrecurring $568 thousand death benefit payment on bank owned life insurance. The effective tax rate for the quarter ended March 31, 2010 was 27.4%.

FINANCIAL CONDITION

March 31, 2010 as compared to December 31, 2009

Total assets as of March 31, 2010 decreased to $312.8 million from $330.1 million at December 31, 2009. The largest components of the decrease were cash and cash equivalents (down $13.6 million), loans held for sale (down $3.2 million) and investment securities available for sale (down $2.7 million), partially offset by a $2.1 increase in loans receivable. The decline in cash reflects largely seasonal factors associated with our level of deposits, which spiked up at year-end. The decline in loans held for sale, which consist of mortgage loans originated by our mortgage banking subsidiary, was also related to seasonal factors as well as an industry-wide reduction in mortgage re-financing activity. Our portfolio of investment securities available for sale declined as the prolonged period of lower interest rates has resulted in continued pay-downs of mortgage-backed securities and calls of certain agency obligations. Over the course of 2009 and into 2010, Management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account, which is currently earning 0.25% per annum.

Total loans at March 31, 2010 increased $2.1 million to $208.9 million from $206.8 million at year-end 2009. The changes in and composition of the loan portfolio, by category, as of March 31, 2010 compared to December 31, 2009 is as follows: Commercial loans decreased $2.1 million to $38.0 million, construction, land and land development loans decreased by $0.1 million to $7.4 million, commercial mortgage loans increased $1.9 million to $102.0 million; home equity loans decreased by $1.7 million to $44.8 million; residential mortgage loans increased by $4.3 million to $15.9 million; and other consumer loans decreased by $98 thousand to $658 thousand. During the first three months of 2010, the Bank’s loan portfolio was impacted by the continued trend of deleveraging and/or refinancing strategies employed by many of the Bank’s borrowers, which in turn has led to paydowns or repayments of the Bank’s loans. With regard to new loan originations, the Bank has made a strategic decision to hold, on limited basis, in its loan portfolio residential mortgages that meet high credit quality standards that were closed by Sullivan Financial, the Bank’s mortgage banking subsidiary. The demand for commercial credit that met the Bank’s underwriting standards continues to be below historical standards and was predominantly for credit secured by commercial real estate.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2010		December 31, 2009

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)
Commercial:	$37,970	18.2%	$40,102	19.4%
Real Estate:
Construction, land and land development	7,404	3.5%	7,540	3.7%
Commercial mortgages	101,984	48.9%	100,118	48.4%
Residential mortgages	15,921	7.6%	11,656	5.6%
Consumer:
Home Equity	44,796	21.5%	46,481	22.5%
Other consumer	658	0.3%	756	0.4%

Gross loans	208,733	100.0%	206,653	100.0%

Net deferred costs	123		115

Total loans	208,856		206,768
Less: Allowance for loan losses	3,186		3,111

Net Loans	$205,670		$203,657

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

Securities available for sale decreased $2.7 million, or 7.9%, from $34.2 million at year-end 2009 to $31.5 million at March 31, 2009. Securities held to maturity remained constant at $12.3 million from December 31, 2009 to March 31, 2010. The Company purchased $2.9 million in new securities during the first three months of 2010 and $5.7 million in securities matured, were called or were prepaid. There was $767 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $19 thousand in net amortization expenses during the first three months of 2010.

Total deposits decreased $17.7 million to $261.4 million as of March 31, 2010 from $279.1 million as of December 31, 2009. Core deposits (i.e., all deposits other than time deposits) declined $12.9 million, largely due to seasonal factors that impact our commercial customers, while time deposits decreased by $4.8 million, as higher rate promotional time deposits issued in 2008 continue to roll off. Commencing in the third quarter of 2008, as the economy started to slow, Management adopted a strategy of remaining highly liquid and seeking to attract customer relationships by capitalizing on customer dissatisfaction with current banking relationships. As the economy has stabilized, Management has started to unwind this strategy, and the change in our deposit portfolio reflects this unwinding. The percentage of core deposits to total deposits increased to 83% at March 31, 2010 from 82% at year-end 2009. Time deposits decreased $1.3 million. Management continues to monitor the Bank’s deposit portfolio through its Investment and Asset/Liability Committee.

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and TDRs as of the dates indicated (in thousands):

	March 31, 2010	December 31, 2009

Non-accrual loans	$374	$256
Loans past due 90 days and still accruing	—	—

Total non-performing loans	$374	$256
OREO	—	—

Total non-performing assets	$374	$256

Troubled debt restructured loans	$393	$394

Non-accrual loans to total loans	0.18%	0.12%
Non-performing assets to total assets	0.12%	0.08%
Allowance for loan losses as a % of non-performing loans	852%	1,215%
Allowance for loan losses to total loans	1.53%	1.50%

Loans delinquent 30-89 days were $182,000 at March 31, 2010, down from $759,000 at December 31, 2009.

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

At March 31, 2010, the allowance for loan losses was $3.2 million, up $75 thousand from year-end 2009. There were no net charge-offs for the quarter ended March 31, 2010, while there were $646 thousand of net charge-offs for the first quarter of 2009. The allowance for loan losses as a percentage of loans receivable was 1.53% at March 31, 2010 and 1.50% at December 31, 2009.

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of March 31, 2010 and 2009 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of March 31, 2010, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 2.7%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.3%. As of March 31, 2009, our model predicted that a 200 basis point gradual increase in general interest rates would increase net interest income by 2.1%, while a 200 basis point decrease would decrease net interest income by 1.1%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of March 31, 2010, was -0.61% with a rate shock of up 200 basis points, and -0.86% with a rate shock of down 200 basis points. At March 31, 2009, the variances were -1.33% assuming an up 200 basis points rate shock and -0.51% assuming a down 200 basis points rate shock.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At March 31, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’

withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 2010, liquid assets (cash and due from banks, interest bearing deposits at other banks, federal funds sold, and investment securities available for sale) were approximately $74.2 million, which represents 23.7% of total assets and 27.3% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $78.2 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at March 31, 2010). In addition, during April 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of March 31, 2010 of $11.4 million) with the Federal Reserve Bank of New York for direct discount window borrowings. In addition, the Bank has in place additional borrowing capacity of $17.0 million through correspondent banks. At March 31, 2010 outstanding commitments for the Bank to extend credit were $79.1 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $38.5 million at March 31, 2010. Activity in stockholders’ equity consisted of an increase in retained earnings of $149 thousand which represents net income of $410 thousand earned during the first three months of 2010 offset by a cash dividend payment of $261 thousand. Common stock increased by $115 thousand from the exercise of stock options for the first three months of 2010. Accumulated comprehensive income increased by $83 thousand resulting from a net change in unrealized gain on securities available for sale.

At March 31, 2010 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2010, for the Bank, as well as the minimum regulatory requirements.

	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$31,992	10.38%	$12,324	4%
Tier 1-Risk Based	$31,992	13.27%	$9,642	4%
Total Risk-Based	$35,007	14.52%	$19,284	8%

The Company’s tangible common equity ratio was 12.33% as of March 31, 2010 and 12.06% as of March 31, 2009.

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

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

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

SOMERSET HILLS BANCORP

Date: May 12, 2010	By:/s/ William S. Burns

WILLIAM S. BURNS
Chief Financial Officer