Form 10-Q
period 2010-06-30
SOMERSET HILLS BANCORP
filed 2010-08-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

As of August 5, 2010 there were 5,454,919 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS

Cash and due from banks	$5,709	$4,911
Interest bearing deposits at other banks	42,101	51,381

Total cash and cash equivalents	47,810	56,292

Loans held for sale	1,908	5,360
Investment securities held to maturity (Approximate market value of $11,404 in 2010 and $11,983 in 2009)	11,527	12,262
Investment securities available-for-sale	32,631	34,215

Loans receivable	207,674	206,768
Less: allowance for loan losses	(3,188)	(3,111)

Net loans receivable	204,486	203,657

Premises and equipment, net	5,475	5,592
Bank owned life insurance	7,905	7,756
Accrued interest receivable	1,152	1,127
Prepaid expenses	1,194	1,440
Other assets	2,602	2,409

Total assets	$316,690	$330,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$61,932	$59,288
Interest bearing deposits-NOW, money market and savings	162,656	169,510
Certificates of deposit, under $100,000	20,730	26,041
Certificates of deposit, $100,000 and over	19,473	24,286

Total deposits	264,791	279,125

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	1,862	1,785

Total liabilities	277,653	291,910

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,459,464 shares in 2010 and 5,438,762 in 2009	37,896	37,334
Retained earnings	244	182
Accumulated other comprehensive income	897	684

Total stockholders’ equity	39,037	38,200

Total liabilities and stockholders’ equity	$316,690	$330,110

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2010	2009	2010	2009

INTEREST INCOME
Loans, including fees	$2,895	$2,913	$5,700	$5,801
Investment securities	461	499	937	1,062
Federal funds sold	—	—	—	2
Interest bearing deposits with other banks	24	26	52	37

Total interest income	3,380	3,438	6,689	6,902

INTEREST EXPENSE
Deposits	455	821	1,005	1,611
Federal Home Loan Bank advances	93	93	184	184

Total interest expense	548	914	1,189	1,795

Net interest income	2,832	2,524	5,500	5,107

Provision for loan losses	—	150	75	600

Net interest income after provision for loan losses	2,832	2,374	5,425	4,507

NON-INTEREST INCOME
Service fees on deposit accounts	69	64	148	135
Gains on sales of mortgage loans, net	262	513	449	798
Bank owned life insurance	74	77	149	722
Other income	80	62	161	132

Total non-interest income	485	716	907	1,787

NON-INTEREST EXPENSE
Salaries and employee benefits	1,314	1,288	2,680	2,768
Occupancy expense	427	470	862	978
Advertising and business promotion	65	60	108	101
Stationery and supplies	35	49	75	114
Data processing	136	131	263	251
FDIC insurance	91	265	201	323
Other operating expense	357	382	686	776

Total non-interest expense	2,425	2,645	4,875	5,311

Income before provision for income taxes	892	445	1,457	983

Provision for income taxes	291	114	446	33

Net income	601	331	1,011	950

Dividends on preferred stock and accretion	—	257	—	350

Net income available to common stockholders	$601	$74	$1,011	$600

Earnings per share:
Basic	$0.11	$0.01	$0.19	$0.11

Diluted	$0.11	$0.01	$0.18	$0.11

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2010	5,179,773	$37,334	$182	$684	$—	$38,200

Exercise of common stock options	19,773	117	—	—	—	117
Stock based compensation		16	—	—	—	16
Net income for the period		—	1,011	—	1,011	1,011
Stock dividend paid	259,918	429	(429)	—	—	—
Cash dividend paid common		—	(520)	—	—	(520)
Other comprehensive income, net of taxes		—	—	213	213	213

Total comprehensive income					$1,224

Balance June 30, 2010	5,459,464	$37,896	$244	$897		$39,037

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$1,011	$950
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	273	336
Provision for loan losses	75	600
Mortgage loans originated for sale	(57,682)	(108,461)
Proceeds from mortgage loan sales	61,583	100,919
Gain on sale of mortgage loans	(449)	(798)
(Increase) decrease in accrued interest receivable	(25)	136
(Increase) decrease in bank owned life insurance	(149)	860
Stock based compensation	16	12
Decrease (increase) in other assets	51	(472)
(Decrease) increase in other liabilities	(33)	658

Net cash provided by (used in) operating activities	4,671	(5,260)

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(7,033)	—
Maturity and payments of investment securities available-for-sale	8,904	8,802
Maturity and payments of investment securities held to maturity	735	31
Net (increase) decrease in loans receivable	(904)	2,484
Purchases of premises and equipment	(118)	(78)

Net cash provided by investing activities	1,584	11,239

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposit and savings accounts	(4,210)	8,859
Net (decrease) increase in certificates of deposit	(10,124)	3,577
Net proceeds from sale of common stock, options and warrants	—	205
Net proceeds from sale of preferred stock	—	7,191
Redemption of common stock warrants	—	(275)
Redemption of preferred stock	—	(7,414)
Cash dividends paid	(520)	(645)
Exercise of stock options	117	—

Net cash (used in) provided by financing activities	(14,737)	11,498
Net (decrease) increase in cash and cash equivalents	(8,482)	17,477
Cash and cash equivalents at beginning of period	56,292	21,497

Cash and cash equivalents at end of period	$47,810	$38,974

Supplemental information:
Cash paid during the year for:
Interest	$1,222	$1,802
Income taxes	518	245

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2010, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage any foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The current dividend payments are being made out of income earned during the period. On July 21, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per share payable August 31, 2010 to shareholders of record as of August 17, 2010. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

Share data has been adjusted retroactively to reflect a 5% stock distribution declared on April 28, 2010 and paid on May 28, 2010.

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$1,011	—	—	$950	—	—
Less: dividends and accretion of preferred stock	—	—	—	(350)	—	—

Net income applicable to common stockholders	$1,011	5,457	$0.19	$600	5,438	$0.11

Effect of dilutive securities:
Options	—	46		—	16

Diluted EPS:
Net income applicable to common stockholders and assumed conversions	$1,011	5,503	$0.18	$600	5,454	$0.11

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$601	—	—	$331	—	—
Less: dividends and accretion of preferred stock	—	—	—	(257)	—	—

Net income applicable to common stockholders	$601	5,459	$0.11	$74	5,439	$0.01

Effect of dilutive securities:
Options	—	53		—	42

Diluted EPS:
Net income applicable to common stockholders and assumed conversions	$601	5,512	$0.11	$74	5,481	$0.01

c) Comprehensive Income

          The components of other comprehensive income for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net income	$601	$331	$1,011	$950
Change in unrealized gains (losses) on available for sale securities	131	(79)	213	89

Other comprehensive income	$732	$252	$1,224	$1,039

d) Stock-Based Compensation

Stock Options:

For accounting purposes, the Company recognizes expense for shares of common stock awarded over the vesting period at the fair market value of the shares on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2009	314,429	$7.16

Granted	21,000	7.52
Exercised	(19,773)	5.86
Forfeited	(9,003)	9.99

Outstanding at June 30, 2010	306,653	$7.19	4.2 Years	$334

Exercisable as of June 30, 2010	257,538	$7.12	4.2 Years	$334

The total stock-based compensation expense for the first six months of 2010 and 2009 was approximately $16 thousand and $12 thousand, respectively. The total intrinsic value of common stock options exercised for the first six months of 2010 and 2009 was approximately $44 thousand and $24 thousand, respectively.

The per share weighted-average fair values of stock options granted during 2010 and 2009 was $1.57 and $0.83, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2010 and 2009: expected dividend yield of 2.53% and 3.43%, stock price volatility of 22.48% and 20.60%, risk-free interest rate of 3.12% and 2.49% and expected lives of 7 years.

Stock Awards:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of June 30, 2010, 2,474 shares were vested. For the six-month period ended June 30, 2010, the Company recognized $4 thousand of compensation expense related to the shares awarded. As of June 30, 2010 there was approximately $8 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares. These costs are expected to be recognized over a period of approximately 0.9 years. The fair value of non-vested stock awards at June 30, 2010 was $6 thousand.

A summary of the status of the Company’s nonvested plan shares as of June 30, 2010 and changes during the quarter ended is as follows:

For the Three Months Ended June 30, 2010	Shares	Weighted Average Grant Date Share Value

Nonvested at beginning of period	1,572	$11.56
Granted	—	—
Forfeited	(110)	11.56
Vested	(731)	11.56

Nonvested at end of period	731	$11.56

e) Recent Accounting Pronouncements

Adoption of New Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The impact of adoption on January 1, 2010 was not material.

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

In January 2010, the FASB amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The impact of adoption on January 1, 2010 was not material as it required only disclosures, which are included in the Fair Value footnote.

Newly Issued But Not Yet Effective Accounting Guidance

In April 2010, the FASB issued ASU No. 2010-18 – Receivables (Topic 310) - Effect of a Loan Modification When the Loan is part of a Pool that is Accounted for as a Single Asset. This Update clarifies that modifications of loans accounted for as a pool under Subtopic 310-30 do not result in those loans being removed from the pool. The provisions of this ASU are effective for modifications of loans in the first interim or annual period ending on or after July 15, 2010. The impact of adoption on July 1, 2010 was not material.

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses. The disclosure requirements as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the impact of ASU 2010-20.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2010 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,352	$43	$(15)	$3,380
Interest expense	548	15	(15)	548
Provision for loan losses	—	—	—	—
Non-interest income	255	262	(32)	485
Non-interest expense including tax provision	2,486	262	(32)	2,716
Net income	573	28	—	601

Total assets	$315,795	$3,580	$(2,685)	$316,690

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2010 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$6,640	$75	$(26)	$6,689
Interest expense	1,189	26	(26)	1,189
Provision for loan losses	75	—	—	75
Non-interest income	525	449	(67)	907
Non-interest expense including tax provision	4,901	487	(67)	5,321
Net income	1,000	11	—	1,011

Total assets	$315,795	$3,580	$(2,685)	$316,690

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2009 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$6,820	$128	$(46)	$6,902
Interest expense	1,795	46	(46)	1,795
Provision for loan losses	600	—	—	600
Non-interest income	1,031	798	(42)	1,787
Non-interest expense including tax provision	4,720	666	(42)	5,344
Net income	736	214	—	950

Total assets	$312,059	$11,924	$(11,065)	$312,918

3.	Fair Value

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at June 30, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government Sponsored Agency Securities	$ —	$ 2,515	$ —
Mortgage Backed Securities - Residential	—	23,120	—
Collateralized Mortgage Obligations	—	6,996	—

	Fair Value Measurements at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government Sponsored Agency Securities	$ —	$ 5,502	$ —
Mortgage Backed Securities - Residential	—	23,292	—
Collateralized Mortgage Obligations	—	5,421	—

Assets Measured on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below at June 30, 2010 and December 31, 2009 (in thousands):

Fair Value Measurements at June 30, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$ —	$ —	$ 1,288

Fair Value Measurements at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$ —	$ —	$ 1,220

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Collateral dependent impaired loans for which there is a specific reserve had a carrying amount of $1.7 million with a valuation allowance of $363 thousand as of June 30, 2010, and had a carrying amount of $1.5 million with a valuation allowance of $261 thousand as of December 31, 2009. Specific reserves for impaired loans increased by $102 thousand during the first six months of 2010.

The recorded value of loans held for sale is approximately $1.9 million and $5.4 million at June 30, 2010 and December 31, 2009, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending June 30, 2010 and December 31, 2009.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2010 and December 31, 2009 are outlined below.

For cash and due from banks and interest bearing deposits, the recorded book value approximates fair value. The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates to a schedule of aggregated expected monthly time deposit maturities. The fair value of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities. The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated costs to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

	June 30, 2010		December 31, 2009

	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Cash and due from banks	$5,709	$5,709	$4,911	$4,911
Interest bearing deposits	42,101	42,101	51,381	51,381
Loans, included deferred fees and costs	207,674	209,218	206,768	207,839
Non-time deposits	224,588	224,588	228,798	228,798
Time deposits	40,203	41,017	50,327	51,050
Federal Home Loan Bank borrowings	11,000	12,487	11,000	11,539

4.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at June 30, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$10,014	$191	$(86)	$10,119
Corporate debt securities	1,513	—	(228)	1,285

Total held to maturity	$11,527	$191	$(314)	$11,404

Available for Sale

U.S. Government Sponsored Agency Securities	$2,500	$15	$—	$2,515
Mortgage Backed Securities - Residential	21,856	1,264	—	23,120
Collaterized Mortgage Obligations	6,915	87	(6)	6,996

Total available for sale	$31,271	$1,366	$(6)	$32,631

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$10,748	$155	$(116)	$10,787
Corporate debt securities	1,514	—	(318)	1,196

Total held to maturity	$12,262	$155	$(434)	$11,983

Available for Sale

U.S. Government Sponsored Agency Securities	$5,500	$11	$(9)	$5,502
Mortgage Backed Securities - Residential	22,394	932	(34)	23,292
Collaterized Mortgage Obligations	5,284	140	(3)	5,421

Total available for sale	$33,178	$1,083	$(46)	$34,215

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value

Held to Maturity

Due in one year or less	$—	$—
Due in one to five years	581	614
Due in five years to ten years	1,469	1,575
Due after ten years	9,477	9,215

	$11,527	$11,404

Available for Sale

Due in one year or less	$—	$—
Due in one year to five years	2,578	2,617
Due in five years to ten years	6,568	6,797
Due after ten years	22,125	23,217

	$31,271	$32,631

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Held to Maturity

Municipal securities	$358	$2	$1,527	$84	$1,885	$86
Corporate debt securities	—	—	1,285	228	1,285	228

Total	$358	$2	$2,812	$312	$3,170	$314

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale

Collateralized Mortgage Obligations	$171	$6	$—	$—	$171	$6

Total	$171	$6	$—	$—	$171	$6

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Held to Maturity

Municipal securities	$902	$10	$1,504	$106	$2,406	$116
Corporate debt securities	—	—	1,196	318	1,196	318

Total	$902	$10	$2,700	$424	$3,602	$434

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale

U.S. Government Sponsored Agency Securities	$991	$9	$—	$—	$991	$9
Mortgage Backed Securities - Residential	2,972	34	11	—	2,983	34
Collateralized Mortgage Obligations	214	3	—	—	214	3

Total	$4,177	$46	$11	$—	$4,188	$46

At June 30, 2010, there were $2.8 million in securities held to maturity with gross unrealized losses that had been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to discount rate fluctuations related to specific asset classes. The Company expects to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

Securities with an amortized cost of $768 thousand were pledged to secure public funds on deposit at June 30, 2010.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 2010 and June 30, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A – Risk Factors as included in the Company’s Annual Report Form 10K filed for the year ended December 31, 2009, as well as other factors disclosed below in “Recent Legislative Developments”.

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

RESULTS OF OPERATIONS

Overview

For the three months ended June 30, 2010 net income available to common stockholders was $601,000, or $0.11 per diluted share, compared to $74,000, or $0.01 per diluted share, for the same period in 2009. For the six months ended June 30, 2010 net income available to common stockholders was $1.011 million, or $0.18 per diluted share, compared to $600,000, or $0.11 per diluted share, for the same period in 2009. Net income available to common stockholders for 2009 was negatively impacted by $257,000 for the second quarter and by $350,000 for the first six months due to accretion, dividends, and repurchase premium related to $7.4 million of preferred stock issued in January 2009 to the U.S. Treasury under the Capital Purchase Program. During the second quarter of 2009, the Company repurchased all shares of preferred stock and warrants issued to Treasury, thus eliminating any dilutive effect in prospective periods. The second quarter of 2010 was positively impacted by higher net interest income and lower provisions compared to the second quarter of 2009. These increases were partially offset by a decrease in gains on sales of mortgage loans compared to the same period in prior year.

At June 30, 2010, total assets were $316.7 million, a decrease of $13.4 million from total assets of $330.1 million at year-end 2009. The decrease was primarily due to an $8.5 million decrease in cash and cash equivalents, a $3.5 million decrease in loans held for sale and a $1.6 million decrease in investment securities available for sale.

Net Interest Income

Net interest income on a fully taxable equivalent basis for the 2010 second quarter totaled $2.889 million, an increase of $307,000, or 11.9%, from $2.582 million earned in the year ago quarter. The increase in net interest income was largely due to a widening of the net interest margin which increased by 55 basis points to 4.06% in the current quarter from 3.51% in the prior year quarter. Partially offsetting the wider margin was a decrease in average interest-earning assets, which were $285.5 million for the second quarter of 2010, down 3.3% from $295.3 million in the second quarter of 2009. For the first half of 2010, net interest income on a fully taxable equivalent basis was $5.557 million and the net interest margin was 3.90%, up from $5.222 million and 3.64% for the first half of 2009. Average interest-earning assets decreased slightly to $287.3 million for the first six months of 2010 from $289.6 million for same period one year ago. The increases in the net interest margin for the three- and six-month periods versus last year were primarily due to reductions in the Bank’s overall cost of funding and an improved deposit mix weighted more towards transaction accounts. The average rate paid on interest-bearing liabilities was 1.05% and 1.13% for the second quarter and first six months of 2010, respectively, versus 1.67% and 1.68% for the second quarter and first six months of 2009, respectively. Average core deposits (defined as all deposits other than time deposits) measured as a percent of average total deposits was 83.6% and 82.6% for the second quarter and first six months of 2010, respectively versus 76.7% for both the second quarter and first six months of 2009. The decline in average-earning assets reflected a general lack of demand for loans, consistent with a struggling economy.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for the three and six months ended June 30, 2010 and 2009. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Comparative Average Balance Sheets Three Months Ended June 30,

		2010			2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Cash and due from banks	$29,864	$24	0.32%	$39,935	$26	0.26%
Loans	207,706	2,854	5.51%	207,871	2,857	5.51%
Loans held for sale	3,075	41	5.33%	4,065	56	5.57%
Investment securities	43,967	509	4.65%	42,566	548	5.16%
Restricted stock	916	9	4.03%	878	9	3.96%

Total interest earning assets	285,528	3,437	4.83%	295,315	3,496	4.75%

Non-interest earning assets	22,573			22,337
Allowance for loan losses	(3,195)			(2,679)

Total Assets	$304,906			$314,973

Liabilities and Equity

Interest bearing demand deposits	$131,901	$213	0.65%	$119,048	$275	0.93%
Savings	6,112	4	0.27%	5,580	4	0.31%
Money Market	18,051	20	0.45%	22,582	30	0.54%
Certificates of deposits	41,651	218	2.11%	60,654	512	3.38%
FHLB advances	11,000	93	3.37%	11,000	93	3.37%

Total interest bearing liabilities	208,715	548	1.05%	218,864	914	1.67%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	55,914			52,602
Other liabilities	1,146			1,235

Total Liabilities	265,775			272,701
Stockholders’ Equity	39,131			42,272

Total Liabilities and Stockholders’ Equity	$304,906			$314,973

Net Interest Income		$2,889			$2,582

Net Interest Spread			3.78%			3.08%
Net Interest Margin			4.06%			3.51%

	Comparative Average Balance Sheets Six Months Ended June 30,

		2010			2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Cash and due from banks	$32,630	$52	0.32%	$29,126	$37	0.26%
Loans	206,822	5,630	5.49%	209,218	5,674	5.47%
Loans held for sale	2,579	70	5.48%	4,656	127	5.50%
Investment securities	44,392	973	4.42%	44,867	1,164	5.19%
Restricted stock	898	21	4.86%	860	13
Fed funds sold	—	—	—%	892	2	0.35%

Total interest earning assets	287,321	6,746	4.74%	289,619	7,017	4.89%

Non-interest earning assets	22,487			22,574
Allowance for loan losses	(3,177)			(2,660)

Total Assets	$306,631			$309,533

Liabilities and Equity

Interest bearing demand deposits	$129,136	$449	0.70%	$117,986	$529	0.90%
Savings	6,252	9	0.28%	5,822	9	0.31%
Money Market	21,461	48	0.46%	20,913	56	0.54%
Certificates of deposits	44,480	499	2.26%	59,213	1,017	3.46%
FHLB advances	11,000	184	3.37%	11,000	184	3.37%

Total interest bearing liabilities	212,329	1,189	1.13%	214,934	1,795	1.68%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	54,069			50,407
Other liabilities	1,251			1,201

Total Liabilities	267,649			266,542
Stockholders’ Equity	38,982			42,991

Total Liabilities and Stockholders’ Equity	$306,631			$309,533

Net Interest Income		$5,557			$5,222

Net Interest Spread			3.61%			3.21%
Net Interest Margin			3.90%			3.64%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The provision for loan losses was zero and $75,000 for the second quarter and first half of 2010, respectively, down from $150,000 and $600,000 during the second quarter and first half of 2009, respectively. The relatively high level of loan loss provisioning during 2009 was due to an increase in the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio combined with deterioration or impairment of specific credits, consistent with the precipitous downturn in the economy at that time. At the midway point of 2010, the Bank’s credit quality appears to be stabilizing, while its asset quality metrics, such as nonaccrual loan and charge-off ratios, continue to be among the soundest relative to its peer group. Notwithstanding these recent positive indications and trends, management believes there continues to be heightened risks in certain segments of the loan portfolio due to the current weak operating environment. Management reviews the adequacy of its allowance on an ongoing basis and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income decreased by $231,000 to $485,000 in the second quarter of 2010, from $716,000 in the second quarter of 2009, primarily due to a $251,000 decline in gains on sales of residential loans at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank, which originates loans for sale strictly on a pre-sold flow-basis. Sullivan’s revenue was down due to significantly lower origination volume in the current quarter ($32.8 million) versus the second quarter 2009 ($72.2 million). Partially offsetting the reduction in mortgage banking revenue were higher banking and wealth management fees.

For the six months ended June 30, 2010, non-interest income was $907,000, down $880,000 from $1.787 million earned during the first six months of 2009. Bank owned life insurance income was significantly lower in 2010, as the bank received $568,000 on a life insurance policy in 2009 in connection with the death of its former CFO. In addition, gains on sales of residential mortgage loans declined by $349,000 versus the same period one year ago, due to the reduction in origination volume ($59.8 million for the first six months of 2009 versus $115.9 million during the prior year period). The lower residential mortgage origination volume levels in 2010 reflect a significant decline in industry-wide refinancing activity. Partially offsetting these declines were higher banking and wealth management fees.

Non-Interest Expense

Non-interest expenses decreased by $220,000, or 8.3%, to $2.425 million in the second quarter of 2010 from $2.645 million in the second quarter of 2009. For the first half of 2010, non-interest expenses declined by $436,000, or 8.2%, to $4.875 million from $5.311 million in the prior year period. FDIC insurance assessment expense declined by $174,000 for the quarter comparison and by $122,000 for the six-month comparison largely due to a special assessment incurred during last year’s second quarter. Occupancy expenses were down $43,000 for the quarter comparison and down $116,000 for the six-month comparison as certain branch-related fixed assets reached the end of their depreciable lives. The 2010 periods also benefitted from management’s continued cost containment efforts, which have yielded cost savings in virtually all areas of the Bank’s operations with a particular emphasis on legal and professional advisory fees. During the first quarter of 2009, the bank incurred a non-recurring $183,000 charge for retirement plan liability.

Income Taxes

The Company recorded provisions for income taxes of $291,000 and $446,000 for the second quarter and first half of 2010, respectively versus $114,000 and $33,000 for the second quarter and first half of 2009, respectively. The effective tax rates were 32.6% and 30.6% for the second quarter and first half of 2010, respectively versus 25.6% and 3.4% for the second quarter and first half of 2009, respectively. The increase in the effective tax rates this year versus last was due to an increase in income from taxable sources, whereas recurring non-taxable income has remained relatively constant. In addition, pretax income for the first half of 2009 included a tax-free $568 thousand death benefit payment on bank owned life insurance, which resulted in a very low effective rate for the applicable period.

FINANCIAL CONDITION

June 30, 2010 as compared to December 31, 2009

Total assets as of June 30, 2010 decreased to $316.7 million from $330.1 million at December 31, 2009. The largest components of the decrease were cash and cash equivalents (down $8.5 million), loans held for sale (down $3.5 million) and investment securities available for sale (down $1.6 million), partially offset by a $0.9 million increase in loans receivable. The decline in cash reflects largely seasonal factors associated with our level of deposits, which increased at year-end. The decline in loans held for sale, which consist of mortgage loans originated by our mortgage banking subsidiary, was also related to seasonal factors as well as an industry-wide reduction in mortgage re-financing activity. Our portfolio of investment securities available for sale declined as the prolonged period of lower interest rates has resulted in continued pay-downs of mortgage-backed securities and calls of certain agency obligations. Over the course of 2009 and into 2010, management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s account at the Federal Reserve Bank of New York, which is currently earning 0.25% per annum, in order to maintain substantial liquidity.

Total loans at June 30, 2010 increased $906 thousand to $207.7 million from $206.8 million at year-end 2009. The changes in and composition of the loan portfolio, by category, as of June 30, 2010 compared to December 31, 2009 are as follows: Commercial loans decreased $3.4 million to $36.7 million, construction, land and land development loans decreased by $2.0 million to $5.5 million, commercial mortgage loans increased $3.2 million to $103.3 million; home equity loans decreased by $2.9 million to $43.6 million; residential mortgage loans increased by $6.1 million to $17.7 million; and other consumer loans decreased by $94 thousand to $662 thousand. During the first six months of 2010, the Bank’s loan portfolio was impacted by the continued trend of deleveraging and/or refinancing strategies employed by many of the Bank’s borrowers, which in turn has led to paydowns or repayments of the Bank’s loans. With regard to new loan originations, the Bank has made a strategic decision to hold in its loan portfolio a limited number of residential mortgages that meet high credit quality standards and that were closed by Sullivan Financial, the Bank’s mortgage banking subsidiary. The demand for commercial credit that meets the Bank’s underwriting standards continues to be below historical levels and is predominantly for credit secured by commercial real estate.

The following schedule presents the components of our loan portfolio, net of unearned income, for each period presented:

	June 30, 2010		December 31, 2009

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Commercial	$36,735	17.7%	$40,102	19.4%
Real Estate:
Construction, land and land development	5,521	2.7%	7,540	3.7%
Commercial mortgages	103,289	49.8%	100,118	48.4%
Residential mortgages	17,734	8.5%	11,656	5.6%
Consumer:
Home equity	43,612	21.0%	46,481	22.5%
Other consumer	662	0.3%	756	0.4%

Gross loans	207,553	100.0%	206,653	100.0%

Net deferred costs	121		115

Total loans	207,674		206,768
Less: Allowance for loan losses	3,188		3,111

Net Loans	$204,486		$203,657

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

Securities available for sale decreased $1.6 million, or 4.6%, from $34.2 million at year-end 2009 to $32.6 million at June 30, 2010. Securities held to maturity decreased $735 thousand, or 6.0%, from $12.3 million at December 31, 2009 to $11.5 million at June 30, 2010. The Company purchased $7.0 million in new securities during the first six months of 2010 and $9.6 million in securities matured, were called or were prepaid. There was $897 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $38 thousand in net amortization expenses during the first six months of 2010.

Total deposits decreased $14.3 million to $264.8 million as of June 30, 2010 from $279.1 million as of December 31, 2009. Core deposits (i.e., all deposits other than time deposits) declined $4.2 million, largely due to seasonal factors that impact our commercial customers, while time deposits decreased by $10.1 million, as higher rate promotional time deposits issued in 2008 continue to roll off. Commencing in the third quarter of 2008, as the economy started to slow, Management adopted a strategy of remaining highly liquid and seeking to attract customer relationships by capitalizing on customer dissatisfaction with current banking relationships. As the economy has stabilized, Management has started to unwind this strategy, and the change in our deposit portfolio reflects this unwinding. The percentage of core deposits to total deposits increased to 84.8% at June 30, 2010 from 82.0% at year-end 2009. Management continues to monitor the Bank’s deposit portfolio through its Investment and Asset/Liability Committee.

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and TDRs as of the dates indicated (in thousands):

	June 30, 2010	December 31, 2009

Non-accrual loans	$364	$256
Loans past due 90 days and still accruing	—	—

Total non-performing loans	$364	$256
OREO	—	—

Total non-performing assets	$364	$256

Troubled debt restructured loans	$392	$394

Non-accrual loans to total loans	0.18%	0.12%
Non-performing assets to total assets	0.11%	0.08%
Allowance for loan losses as a % of non-performing loans	876%	1,215%
Allowance for loan losses to total loans	1.54%	1.50%

Loans delinquent 30-89 days were $179,000 at June 30, 2010, down from $759,000 at December 31, 2009.

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

At June 30, 2010, the allowance for loan losses was $3.2 million, up $77 thousand from year-end 2009. There were no charge offs and $3 thousand in recoveries reported in the first six months of 2010. The allowance for loan losses as a percentage of total loans was 1.54% at June 30, 2010 and 1.50% at December 31, 2009.

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of June 30, 2010 and 2009 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of June 30, 2010, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 1.2%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 2.0%. As of June 30, 2009, our model predicted that a 200 basis point gradual increase in general interest rates would decrease net interest income by 1.6%, while a 200 basis point decrease would decrease net interest income by 1.3%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of June 30, 2010, was –0.84% with a rate shock of up 200 basis points, and –0.42% with a rate shock of down 200 basis points. At June 30, 2009, the variances were –1.31% assuming an up 200 basis points rate shock and +0.19% assuming a down 200 basis points rate shock.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At June 30, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 2010, liquid assets (cash and due from banks, interest bearing deposits at other banks, federal funds sold, and investment securities available for sale) were approximately $80.4 million, which represents 25.4% of total assets and 29.2% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $79.2 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at June 30, 2010). In addition, during April 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of June 30, 2010 of $10.8 million) with the Federal Reserve Bank of New York for direct discount window borrowings. The Bank also has in place additional borrowing capacity of $13.0 million through correspondent banks. At June 30, 2010 outstanding commitments for the Bank to extend credit were $89.7 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $39.0 million at June 30, 2010. Activity in stockholders’ equity consisted of an increase in retained earnings of $62 thousand which represents net income of $1.0 million earned during the first six months of 2010 offset by a cash dividend payment of $520 thousand and a 5% stock dividend payment of $429 thousand. Common stock increased by $562 thousand which represents the exercise of stock options of $117 thousand, a 5% stock dividend of $429 thousand and $16 thousand in stock based compensation for the first six months of 2010. Accumulated comprehensive income increased by $213 thousand resulting from a net change in unrealized gain on securities available for sale.

At June 30, 2010 and 2009 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2010 and 2009, for the Bank, as well as the minimum regulatory requirements.

	Actual		Minimum Regulatory Requirement

June 30, 2010	Amount	Ratio	Amount	Ratio

The Bank:
Leverage Capital	$32,614	10.70%	$12,196	4.00%
Tier 1 – Risk Based	32,614	13.59	9,600	4.00
Total Risk - Based	35,621	14.84	19,200	8.00

	Actual		Minimum Regulatory Requirement

June 30, 2009	Amount	Ratio	Amount	Minimum Ratio

The Bank:
Leverage Capital	$30,567	9.71%	$12,588	4.00%
Tier 1 – Risk Based	30,567	12.23	9,998	4.00
Total Risk - Based	33,341	13.34	19,772	8.00

The Company’s tangible common equity ratio was 12.3% as of June 30, 2010 and 12.0% as of June 30, 2009.

RECENT LEGISLATIVE DEVELOPMENTS

In July 2010, President Obama signed into law the financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Act). The Act implements far-reaching changes to the regulation of the financial services industry, including provisions that, among other things will:

•	Centralize responsibility for consumer financial protection by creating a new agency.
•	Apply the same leverage and risk-based capital requirements that currently apply to insured depository institutions to bank holding companies.
•	Require the FDIC to adjust capital timing requirements so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
•

Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the Federal Reserve.

Many aspects of the act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

          (a) and (b) - none

(c)

In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October, 2007 the Board increased this program by another 250,000 shares. There were no securities repurchased during the second quarter of 2010.

Item 3.      Defaults Upon Senior Securities

          Not applicable

Item 4.      Reserved

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

SOMERSET HILLS BANCORP

Date: August 12, 2010	By:/s/ William S. Burns

WILLIAM S. BURNS
Chief Financial Officer