Form 10-Q
period 2010-09-30
SOMERSET HILLS BANCORP
filed 2010-11-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010 there were 5,421,924 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Cash and due from banks	$5,702	$4,911
Interest bearing deposits at other banks	43,223	51,381

Total cash and cash equivalents	48,925	56,292

Loans held for sale	4,831	5,360

Investment securities held to maturity (Approximate market value of $11,728 in 2010 and $11,983 in 2009)	11,529	12,262
Investment securities available-for-sale	33,713	34,215

Loans receivable	209,392	206,768
Less: allowance for loan losses	(3,117)	(3,111)

Net loans receivable	206,275	203,657

Premises and equipment, net	5,376	5,592
Bank owned life insurance	7,980	7,756
Accrued interest receivable	1,079	1,127
Prepaid expenses	1,347	1,440
Other assets	2,716	2,409

Total assets	$323,771	$330,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$62,397	$59,288
Interest bearing deposits-NOW, money market and savings	166,679	169,510
Certificates of deposit, under $100,000	21,161	26,041
Certificates of deposit, $100,000 and over	21,324	24,286

Total deposits	271,561	279,125

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	2,118	1,785

Total liabilities	284,679	291,910

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,421,819 shares in 2010 and 5,438,762 in 2009	37,590	37,334
Retained earnings	660	182
Accumulated other comprehensive income	842	684

Total stockholders’ equity	39,092	38,200

Total liabilities and stockholders’ equity	$323,771	$330,110

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

INTEREST INCOME
Loans, including fees	$2,941	$2,989	$8,641	$8,791
Investment securities	439	481	1,376	1,543
Federal funds sold	—	—	—	2
Interest bearing deposits with other banks	30	22	82	58

Total interest income	3,410	3,492	10,099	10,394

INTEREST EXPENSE
Deposits	433	737	1,438	2,348
Federal Home Loan Bank advances	93	93	277	277

Total interest expense	526	830	1,715	2,625

Net interest income	2,884	2,662	8,384	7,769

Provision for loan losses	25	150	100	750

Net interest income after provision for loan losses	2,859	2,512	8,284	7,019

NON-INTEREST INCOME
Service fees on deposit accounts	72	72	220	207
Gains on sales of mortgage loans, net	340	371	789	1,169
Bank owned life insurance	75	79	224	801
Other income	92	72	253	204

Total non-interest income	579	594	1,486	2,381

NON-INTEREST EXPENSE
Salaries and employee benefits	1,369	1,382	4,049	4,150
Occupancy expense	408	468	1,270	1,446
Advertising and business promotion	43	50	151	151
Stationery and supplies	30	37	105	152
Data processing	132	125	395	376
FDIC insurance	93	96	294	419
Other operating expense	324	292	1,010	1,066

Total non-interest expense	2,399	2,450	7,274	7,760

Income before provision for income taxes	1,039	656	2,496	1,640

Provision for income taxes	350	194	796	227

Net income	689	462	1,700	1,413

Dividends on preferred stock and accretion	—	—	—	350

Net income available to common stockholders	$689	$462	$1,700	$1,063

Earnings per share:
Basic	$0.13	$0.08	$0.31	$0.20

Diluted	$0.13	$0.08	$0.31	$0.19

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2010	5,179,773	$37,334	$182	$684	$—	$38,200

Exercise of common stock options	19,773	117	—	—	—	117
Stock based compensation		25	—	—	—	25
Net income for the period		—	1,700	—	1,700	1,700
Stock dividend paid	259,918	429	(429)	—	—	—
Cash dividend paid common		—	(793)	—	—	(793)
Common stock repurchased	(37,645)	(315)	—	—	—	(315)
Other comprehensive income, net of taxes		—	—	158	158	158

Total comprehensive income					$1,858

Balance September 30, 2010	5,421,819	$37,590	$660	$842		$39,092

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$1,700	$1,413
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	423	502
Provision for loan losses	100	750
Mortgage loans originated for sale	(88,945)	(150,418)
Proceeds from mortgage loan sales	90,263	151,894
Gain on sale of mortgage loans	(789)	(1,169)
Decrease in accrued interest receivable	48	111
(Increase) decrease in bank owned life insurance	(224)	781
Stock based compensation	25	18
Increase in other assets	(214)	(58)
Increase in other liabilities	252	558

Net cash provided by operating activities	2,639	4,382

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(11,660)	(8,152)
Maturity and payments of investment securities available-for-sale	12,333	11,182
Maturity and payments of investment securities held to maturity	729	31
Net (increase) decrease in loans receivable	(2,718)	1,408
Purchases of premises and equipment	(135)	(144)

Net cash (used in) provided by investing activities	(1,451)	4,325

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	278	9,584
Net decrease in certificates of deposit	(7,842)	(1,289)
Net proceeds from sale of common stock, options and warrants	—	205
Net proceeds from sale of preferred stock	—	7,191
Redemption of common stock warrants	—	(275)
Redemption of preferred stock	—	(7,414)
Common stock repurchased	(315)	—
Cash dividends paid	(793)	(905)
Exercise of stock options	117	2

Net cash (used in) provided by financing activities	(8,555)	7,099
Net (decrease) increase in cash and cash equivalents	(7,367)	15,806
Cash and cash equivalents at beginning of period	56,292	21,497

Cash and cash equivalents at end of period	$48,925	$37,303

Supplemental information:
Cash paid during the year for:
Interest	$1,797	$2,648
Income taxes	$893	$296

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2010, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage any foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The current dividend payments are being made out of income earned during the period. On October 21, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share payable November 30, 2010 to shareholders of record as of November 16, 2010. The quarterly cash dividend of $0.06 reflects a one cent per share increase over the cash dividend paid during the third quarter of 2010. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$1,700	—	—	$1,413	—	—
Less: dividends and accretion of preferred stock	N/A	—	—	(350)	—	—

Net income applicable to common stockholders	$1,700	5,453	$0.31	$1,063	5,438	$0.20

Effect of dilutive securities:
Options	—	49		—	27

Diluted EPS:
Net income applicable to common stock-holders and assumed conversions	$1,700	5,502	$0.31	$1,063	5,465	$0.19

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income	$689	—	—	$462	—	—
Less: dividends and accretion of preferred stock	N/A	—	—	N/A	—	—

Net income applicable to common stockholders	$689	5,445	$0.13	$462	5,439	$0.08

Effect of dilutive securities:
Options	—	51		—	46

Diluted EPS:
Net income applicable to common stock-holders and assumed conversions	$689	5,496	$0.13	$462	5,484	$0.08

c) Comprehensive Income

          The components of other comprehensive income for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

Net income	$689	$462	$1,700	$1,413
Change in unrealized gains (losses) on available for sale securities	(56)	183	158	272

Other comprehensive income	$633	$645	$1,858	$1,685

d) Stock-Based Compensation

Stock Options:

For accounting purposes, the Company recognizes expense for shares of common stock awarded over the vesting period at the fair market value of the shares on the date they are awarded.

          The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2009	314,429	$7.16

Granted	21,000	7.52
Exercised	(19,773)	5.86
Forfeited	(9,003)	9.99

Outstanding at September 30, 2010	306,653	$7.19	4.0 Years	$324

Exercisable as of September 30, 2010	258,048	$7.13	2.9 Years	$318

The total stock-based compensation expense for the first nine months of 2010 and 2009 was approximately $25 thousand and $18 thousand, respectively. The total intrinsic value of common stock options exercised for the first nine months of 2010 and 2009 was approximately $44 thousand and $24 thousand, respectively.

The per share weighted-average fair values of stock options granted during 2010 and 2009 was $1.57 and $0.90, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2010 and 2009: expected dividend yield of 2.53% and 3.36%, stock price volatility of 22.48% and 20.60%, risk-free interest rate of 3.12% and 2.50% and expected lives of 7 years.

Stock Awards:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of September 30, 2010, 2,474 shares were vested. For the nine- month period ended September 30, 2010, the Company recognized $6 thousand of compensation expense related to the shares awarded. As of September 30, 2010 there was approximately $6 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares. These costs are expected to be recognized over a period of approximately 0.6 years. The fair value of non-vested stock awards at September 30, 2010 was $6 thousand.

A summary of the status of the Company’s nonvested plan shares as of September 30, 2010 and changes during the quarter ended is as follows:

For the Three Months Ended September 30, 2010	Shares	Weighted Average Grant Date Share Value

Nonvested at beginning of period	731	$11.56
Granted	—	—
Forfeited	—	—
Vested	—	—

Nonvested at end of period	731	$11.56

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

Newly Issued But Not Yet Effective Accounting Guidance

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses. The disclosure requirements are effective for interim and annual reporting periods ending on or after December 15, 2010. Management is currently evaluating the impact of ASU 2010-20.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2010 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,374	$55	$(19)	$3,410
Interest expense	526	19	(19)	526
Provision for loan losses	25	—	—	25
Non-interest income	269	340	(30)	579
Non-interest expense including tax provision	2,497	282	(30)	2,749
Net income	595	94	—	689

Total assets	$322,828	$6,609	$(5,666)	$323,771

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2010 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$10,013	$130	$(44)	$10,099
Interest expense	1,715	44	(44)	1,715
Provision for loan losses	100	—	—	100
Non-interest income	769	789	(72)	1,486
Non-interest expense including tax provision	7,372	770	(72)	8,070
Net income	1,595	105	—	1,700

Total assets	$322,828	$6,609	$(5,666)	$323,771

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2009 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$10,545	$170	$(321)	$10,394
Interest expense	2,625	62	(62)	2,625
Provision for loan losses	750	—	—	750
Non-interest income	1,275	1,169	(63)	2,381
Non-interest expense including tax provision	7,073	977	(63)	7,987
Net income	1,372	300	(259)	1,413

Total assets	$308,538	$3,649	$(3,022)	$309,165

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$ —	$5,136	$—
Mortgage Backed Securities - Residential	—	21,101	—
Collateralized Mortgage Obligations	—	6,478	—
Corporate debt securities	—	998	—

	Fair Value Measurements at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$5,502	$—
Mortgage Backed Securities - Residential	—	23,292	—
Collateralized Mortgage Obligations	—	5,421	—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below at September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements at September 30, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$—	$—	$468

	Fair Value Measurements at December 31, 2009 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:	$—	$—	$1,220
Impaired loans

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Collateral dependent impaired loans for which there is a specific reserve had a carrying amount of $781 thousand with a valuation allowance of $313 thousand as of September 30, 2010, and had a carrying amount of $1.5 million with a valuation allowance of $261 thousand as of December 31, 2009. Specific reserves for impaired loans increased by $52 thousand during the first nine months of 2010.

The recorded value of loans held for sale is approximately $4.8 million and $5.4 million at September 30, 2010 and December 31, 2009, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending September 30, 2010 and December 31, 2009.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2010 and December 31, 2009 are outlined below.

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

	September 30, 2010		December 31, 2009

(in thousands)	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Cash and due from banks	$5,702	$5,702	$4,911	$4,911
Interest bearing deposits	43,223	43,223	51,381	51,381
Loans, including deferred fees and costs	209,392	210,900	206,768	207,839
Non-time deposits	229,076	229,076	228,798	228,798
Time deposits	42,485	43,326	50,327	51,050
Federal Home Loan Bank borrowings	11,000	12,399	11,000	11,539

4.          Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at September 30, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$10,016	$403	$(16)	$10,403
Corporate debt securities	1,513	2	(190)	1,325

Total held to maturity	$11,529	$405	$(206)	$11,728

Available for Sale

U.S. Government Sponsored Agency Securities	$5,123	$13	$—	$5,136
Mortgage Backed Securities - Residential	20,003	$1,098	—	21,101
Collaterized Mortgage Obligations	6,312	166	—	6,478
Corporate debt securities	1,000	—	(2)	998

Total available-for-sale	$32,438	$1,277	$(2)	$33,713

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$10,748	$155	$(116)	$10,787
Corporate debt securities	1,514	—	(318)	1,196

Total held to maturity	$12,262	$155	$(434)	$11,983

Available for Sale

U.S. Government Sponsored Agency Securities	$5,500	$11	$(9)	$5,502
Mortgage Backed Securities - Residential	22,394	$932	(34)	23,292
Collaterized Mortgage Obligations	5,284	140	(3)	5,421

Total available-for-sale	$33,178	$1,083	$(46)	$34,215

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value

Held to Maturity

Due in one year or less	$—	$—
Due in one to five years	581	618
Due in five years to ten years	1,633	1,620
Due after ten years	9,315	9,490

	$11,529	$11,728

Available for Sale

Due in one year or less	$—	$—
Due in one year to five years	4,466	4,526
Due in five years to ten years	7,632	7,961
Due after ten years	20,340	21,226

	$32,438	$33,713

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 are as follows:

	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Municipal securities	$—	$—	$303	$16	$303	$16
Corporate debt securities	—	—	809	190	809	190

Total	$—	$—	$1,112	$206	$1,112	$206

	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Corporate debt securities	$498	$2	$—	$—	$498	$2

Total	$498	$2	$—	$—	$498	$2

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 are as follows:

	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Municipal securities	$902	$10	$1,504	$106	$2,406	$116
Corporate debt securities	—	—	1,196	318	1,196	318

Total	$902	$10	$2,700	$424	$3,602	$434

	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

U.S. Government sponsored Agency Securities	$991	$9	$—	$—	$991	$9
Mortgage Backed Securities - Residential	2,972	34	11	—	2,983	34
Collateralized Mortgage Obligations	214	3	—	—	214	3

Total	$4,177	$46	$11	$—	$4,188	$46

At September 30, 2010, there were $1.1 million in securities held to maturity with gross unrealized losses that had been in a continuous unrealized loss position for twelve or more months. Additionally, management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to discount rate fluctuations related to specific asset classes. The Company expects to hold these securities until maturity at which time the Company expects to receive the fully amortized cost.

Securities with an amortized cost of $768 thousand were pledged to secure public funds on deposit at September 30, 2010.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2010 and September 30, 2009

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

RESULTS OF OPERATIONS

Overview

For the three months ended September 30, 2010 net income available to common stockholders was $689,000, or $0.13 per diluted share, compared to $462,000, or $0.08 per diluted share, for the same period in 2009. For the nine months ended September 30, 2010 net income available to common stockholders was $1.700 million, or $0.31 per diluted share, compared to $1.063 million, or $0.19 per diluted share, for the same period in 2009. Net income available to common stockholders for the first nine months of 2009 was negatively impacted by $350,000 due to accretion, dividends, and repurchase premium related to $7.4 million of preferred stock issued in January 2009 to the U.S. Treasury under the Capital Purchase Program. During the second quarter of 2009, the Company repurchased all shares of preferred stock and warrants issued to Treasury, thus eliminating any dilutive effect in prospective periods. The third quarter and first nine months of 2010 were positively impacted by higher net interest income, lower provisions for loan losses, and lower non-interest expenses versus the comparable 2009 periods. These increases were partially offset by decreases in gains on sales of mortgage loans.

At September 30, 2010, total assets were $323.8 million, a decrease of $6.3 million from $330.1 million at year-end 2009. The decrease was primarily due to a $7.4 million decrease in cash and cash equivalents resulting from a $7.8 million decrease in certificates of deposit. Loans increased by $2.6 million while investment securities decreased by $1.2 million.

Net Interest Income

Net interest income on a fully taxable equivalent basis for the 2010 third quarter totaled $2.938 million, an increase of $218,000, or 8.0%, from $2.720 million earned in the year ago quarter. The increase in net interest income was due to a widening of the net interest margin, which increased by 17 basis points to 3.93% in the current quarter from 3.76% in the prior year quarter, coupled with a 3.3% increase in interest-earning assets to $296.5 million in the current quarter from $287.1 million in the prior year quarter. For the first nine months of 2010, net interest income on a fully taxable equivalent basis was $8.551 million and the net interest margin was 3.94%, up from $7.942 million and 3.68% for the first nine months of 2009. Average interest-earning assets increased slightly to $290.4 million for the first nine months of 2010 from $288.8 million for same period one year ago. The increases in the net interest margin for the three- and nine-month periods versus last year were primarily due to a reduction in rates paid for deposits and an improved deposit mix weighted more towards transaction accounts. The average rate paid on interest-bearing liabilities was 0.98% and 1.08% for the third quarter and first nine months of 2010, respectively, versus 1.55% and 1.64% for the third quarter and first nine months of 2009, respectively. Average core deposits (defined as all deposits other than time deposits) measured as a percent of average total deposits was 86.6% and 85.3% for the third quarter and first nine months of 2010, respectively versus 79.2% and 78.7% for the third quarter and first nine months of 2009, respectively. The increase in average-earning assets for the quarter and nine month comparisons reflected an increase in liquidity due to strong growth in core deposits but a general lack of demand for loans, consistent with a struggling economy.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for the three and nine months ended September 30, 2010 and 2009. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended September 30,

		2010			2009
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Cash and due from banks	$39,692	$30	0.31%	$30,941	$22	0.28%
Loans	208,380	2,888	5.50%	209,672	2,948	5.58%
Loans held for sale	3,755	53	5.59%	3,294	41	5.03%
Investment securities	43,787	481	4.36%	42,282	527	4.94%
Restricted stock	917	11	4.55%	910	12	5.16%

Total interest earning assets	296,531	3,463	4.63%	287,099	3,550	4.91%

Non-interest earning assets	23,198			21,777
Allowance for loan losses	(3,170)			(2,821)
Total Assets	$316,559			$306,055

Liabilities and Equity

Interest bearing demand deposits	$133,001	$191	0.57%	$116,632	$274	0.93%
Savings	6,952	5	0.29%	6,025	6	0.37%
Money Market	20,325	23	0.45%	21,067	29	0.54%
Certificates of deposits	41,532	214	2.04%	57,961	428	2.93%
FHLB advances	11,000	93	3.37%	11,001	93	3.37%

Total interest bearing liabilities	212,810	526	0.98%	212,686	830	1.55%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	62,745			53,774
Other liabilities	1,303			1,464

Total Liabilities	276,858			267,924
Stockholders’ Equity	39,701			38,131

Total Liabilities and Stockholders’ Equity	$316,559			$306,055

Net Interest Income		$2,938			$2,720

Net Interest Spread			3.65%			3.36%
Net Interest Margin			3.93%			3.76%

Comparative Average
Balance Sheets
Nine Months Ended September 30,

	2010			2009

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Cash and due from banks	$35,010	$82	0.32%	$29,738	$58	0.27%
Loans	207,347	8,518	5.49%	209,371	8,622	5.51%
Loans held for sale	2,975	123	5.53%	4,197	169	5.38%
Investment securities	44,158	1,511	4.57%	43,976	1,691	5.14%
Restricted stock	934	32	4.60%	897	25	3.67%
Fed funds sold	—	—	—%	591	2	0.35%

Total interest earning assets	290,424	10,266	4.73%	288,770	10,567	4.89%

Non-interest earning assets	22,726			22,305
Allowance for loan losses	(3,175)			(2,714)

Total Assets	$309,975			$308,361

Liabilities and Equity

Interest bearing demand deposits	$130,437	$640	0.66%	$117,531	$804	0.91%
Savings	6,488	14	0.29%	5,890	14	0.33%
Money Market	21,079	72	0.45%	20,965	84	0.54%
Certificates of deposits	43,486	712	2.19%	58,791	1,446	3.29%
FHLB advances	11,000	277	3.37%	11,000	277	3.37%

Total interest bearing liabilities	212,490	1,715	1.08%	214,177	2,625	1.64%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	56,993			51,542
Other liabilities	1,268			1,289

Total Liabilities	270,751			267,008
Stockholders’ Equity	39,224			41,353

Total Liabilities and Stockholders’ Equity	$309,975			$308,361

Net Interest Income		$8,551			$7,942

Net Interest Spread			3.65%			3.25%
Net Interest Margin			3.94%			3.68%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The provision for loan losses was $25,000 and $100,000 for the third quarter and first nine months of 2010, respectively, down from $150,000 and $750,000 during the third quarter and first nine months of 2009, respectively. The relatively high level of loan loss provisioning during 2009 was due to an increase in the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio combined with deterioration or impairment of specific credits, consistent with the precipitous downturn in the economy at that time. The Bank’s credit quality currently appears to be stabilizing, while its asset quality metrics, such as nonaccrual loan and charge-off ratios, continue to be among the soundest relative to its peer group. Notwithstanding these recent positive indications and trends, management believes there continues to be heightened risk in certain segments of the loan portfolio due to the current weak operating environment. Management reviews the adequacy of its allowance on an ongoing basis and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income declined slightly, to $579,000 in the third quarter of 2010 from $594,000 in the third quarter of 2009, due primarily to a $31,000 decline in gains on sales of residential loans at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank, which originates loans for sale strictly on a pre-sold flow-basis. Sullivan’s origination volume, although down moderately in the current quarterly period compared to one year ago, remained strong during the current quarter due to higher than historical residential mortgage refinancing activity in a period of declining mortgage interest rates. Sullivan’s volume originated for sale declined in the current quarter to $36.0 million versus $42.3 million in the third quarter of 2009. Partially offsetting the reduction in mortgage banking revenue were higher banking and wealth management fees. For the nine months ended September 30, 2010, non-interest income was $1.486 million, down $895,000 from $2.381 million earned during the first nine months of 2009. Bank owned life insurance income was significantly lower in 2010, as the bank received $568,000 on a life insurance policy in 2009 in connection with the death of its former CFO. In addition, gains on sales of residential mortgage loans declined by $380,000 versus the same period one year ago, due to a reduction in refinancing activity during the first nine months of 2010. Sullivan’s volume originated for sale declined in the first nine months of 2010 to $88.9 million from $150.4 million in the prior year period. Partially offsetting these revenue declines were higher banking and wealth management fees.

Non-Interest Expense

Non-interest expenses decreased by $51,000, or 2.1%, to $2.399 million in the third quarter of 2010 from $2.450 million in the third quarter of 2009, due primarily to a $60,000 decrease in occupancy expenses reflecting consolidation of back office space and a reduction in depreciation expense. For the nine months ended September 30, 2010, non-interest expenses were $7.274 million, down $486,000, or 6.3%, from $7.760 million incurred during the first nine months of 2009. The decrease for the nine-month comparison was due to a $125,000 decline in FDIC insurance, a 2009 non-recurring $183,000 charge for retirement plan liability, and management’s ongoing cost containment efforts, which commenced during 2009 and have yielded significant cost savings in occupancy expenses, which were lower by $176 thousand, as well as several other areas of the Company’s operations.

Income Taxes

The Company recorded provisions for income taxes of $350,000 and $796,000 for the third quarter and first nine months of 2010, respectively, versus $194,000 and $227,000 for the third quarter and first nine months of 2009, respectively. The effective tax rates were 33.7% and 31.9% for the third quarter and first nine months of 2010, respectively, versus 29.6% and 13.8% for the third quarter and first nine months of 2009, respectively. The increase in the effective tax rates this year versus last was due to an increase in income from taxable sources, whereas recurring non-taxable income has remained relatively constant. In addition, pretax income for the first nine months of 2009 included a tax-free $568 thousand death benefit payment on bank owned life insurance, which resulted in a very low effective rate for the applicable period.

FINANCIAL CONDITION

September 30, 2010 as compared to December 31, 2009

Total assets as of September 30, 2010 decreased to $323.8 million from $330.1 million at December 31, 2009. The largest components of the decrease were cash and cash equivalents (down $7.4 million) and investment securities (down $1.2 million), partially offset by a $2.6 million increase in loans receivable. The decline in cash reflects largely seasonal factors associated with our level of deposits, which increased at year-end. Our portfolio of investment securities declined as the prolonged period of lower interest rates has resulted in continued pay-downs of mortgage-backed securities and calls of certain agency obligations and municipal bonds. The modest increase in loans reflects management’s efforts to build the Bank’s loan portfolio as overall economic conditions begin to stabilize.

Total loans at September 30, 2010 increased $2.6 million to $209.4 million from $206.8 million at year-end 2009. The changes in and composition of the loan portfolio, by category, as of September 30, 2010 compared to December 31, 2009 are as follows: Commercial loans decreased $6.5 million to $33.6 million, construction, land and land development loans decreased by $1.0 million to $6.5 million, commercial mortgage loans increased $3.0 million to $103.0 million; home equity loans decreased by $2.8 million to $43.7 million; residential mortgage loans increased by $10.1 million to $21.7 million; and other consumer loans decreased by $125 thousand to $631 thousand. During the first nine months of 2010, the Bank’s loan portfolio was impacted by the continued trend of deleveraging and/or refinancing strategies employed by many of the Bank’s borrowers, which in turn has led to paydowns or repayments of the Bank’s loans. With regard to new loan originations, the Bank has made a strategic decision to hold in its loan portfolio a limited number of residential mortgages that meet our credit quality standards and that were closed by Sullivan Financial, the Bank’s mortgage banking subsidiary. The demand for commercial credit that meets the Bank’s underwriting standards continues to be below historical levels and is predominantly for credit secured by commercial real estate.

The following schedule presents the components of our loan portfolio, net of unearned income, for each period presented:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial	$33,558	16.0%	$40,102	19.4%
Real Estate:
Construction, land and land development	6,536	3.1%	7,540	3.7%
Commercial mortgages	103,095	49.3%	100,118	48.4%
Residential mortgages	21,731	10.4%	11,656	5.6%
Consumer:
Home equity	43,724	20.9%	46,481	22.5%
Other consumer	631	0.3%	756	0.4%

Gross loans	209,275	100.0%	206,653	100.0%

Net deferred costs	117		115

Total loans	209,392		206,768
Less: Allowance for loan losses	3,117		3,111

Net Loans	$206,275		$203,657

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

Securities available for sale decreased $502 thousand, or 1.5%, from $34.2 million at year-end 2009 to $33.7 million at September 30, 2010. Securities held to maturity decreased $733 thousand, or 6.0%, from $12.3 million at December 31, 2009 to $11.5 million at September 30, 2010. The Company purchased $11.7 million in new securities during the first nine months of 2010 and $13.1 million in securities matured, were called or were prepaid. There was $842 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $38 thousand in net amortization expenses during the first nine months of 2010.

Total deposits decreased $7.6 million to $271.6 million as of September 30, 2010 from $279.1 million as of December 31, 2009. Core deposits (i.e., all deposits other than time deposits) increased $278 thousand while time deposits decreased by $7.8 million, as higher rate promotional time deposits issued in 2008 continue to roll off and as the Bank has chosen to offer less competitive pricing with regard to this deposit type. Commencing in the third quarter of 2008, as the economy started to slow, Management adopted a strategy of remaining highly liquid and seeking to attract customer relationships by capitalizing on customer dissatisfaction with current banking relationships. As the economy has stabilized, Management has unwound this strategy, and the change has been reflected in the composition of our deposit portfolio. The percentage of core deposits to total deposits increased to 84.4% at September 30, 2010 from 82.0% at year-end 2009. Management continues to monitor the Bank’s deposit portfolio through its Investment and Asset/Liability Committee.

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and troubled debt restructured loans (“TDRs”) as of the dates indicated (in thousands):

	September 30, 2010	December 31, 2009

Non-accrual loans	$565	$256
Loans past due 90 days and still accruing	—	—

Total non-performing loans	$565	$256
OREO	—	—

Total non-performing assets	$565	$256

Troubled debt restructured loans	$391	$394

Non-accrual loans to total loans	0.27%	0.12%
Non-performing assets to total assets	0.17%	0.08%
Allowance for loan losses as a% of non-performing loans	552%	1.215%
Allowance for loan losses to total loans	1.49%	1.50%

Loans delinquent 30-89 days were $168,000 at September 30, 2010, down from $759,000 at December 31, 2009.

As of September 30, 2010 and December 31, 2010, there were $3.2 million and $4.2 million in impaired loans, respectively. The amount of the allowance for loan losses allocated for impaired loans as of September 30, 2010 and December 31, 2009 was $328 thousand and $285 thousand, respectively.

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

At September 30, 2010, the allowance for loan losses was $3.1 million, up $6 thousand from year-end 2009. There were $97 thousand in charge offs and $3 thousand in recoveries reported in the first nine months of 2010. The allowance for loan losses as a percentage of total loans was 1.49% at September 30, 2010 and 1.50% at December 31, 2009.

The following table describes the activity in the allowance for loan losses account for the periods ended (in thousands):

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Allowance for loan losses at beginning of period	$3,111	$2,819
Charge-offs	(97)	(660)
Recoveries	3	5

Net charge-offs	(94)	(655)
Provision for loan losses	100	750

Allowance for loan losses at end of period	$3,117	$2,914

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of September 30, 2010 and 2009 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of September 30, 2010, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 1.0%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.9%. As of September 30, 2009, our model predicted that a 200 basis point gradual increase in general interest rates would increase net interest income by 0.7%, while a 200 basis point decrease would decrease net interest income by 1.2%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of September 30, 2010, was −0.85% with a rate shock of up 200 basis points, and −0.88% with a rate shock of down 200 basis points. At September 30, 2009, the variances were −1.41% assuming an up 200 basis points rate shock and +0.56% assuming a down 200 basis points rate shock.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At September 30, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 2010, liquid assets (cash and due from banks, interest bearing deposits at other banks, federal funds sold, and investment securities available for sale) were approximately $82.6 million, which represents 25.5% of total assets and 29.2% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $80.9 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at September 30, 2010). In addition, during April 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of September 30, 2010 of $10.2 million) with the Federal Reserve Bank of New York for direct discount window borrowings. The Bank also has in place additional borrowing capacity of $13.0 million through correspondent banks. At September 30, 2010 outstanding commitments for the Bank to extend credit were $83.2 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $39.1 million at September 30, 2010. Activity in stockholders’ equity consisted of an increase in retained earnings of $478 thousand which represents net income of $1.7 million earned during the first nine months of 2010 offset by a cash dividend payment of $793 thousand and a 5% stock dividend payment of $429 thousand. Common stock increased by $256 thousand which represents the exercise of stock options of $117 thousand, a 5% stock dividend of $429 thousand and $25 thousand in stock based compensation for the first nine months of 2010. These increases were offset by common stock repurchases totaling $315 thousand. Accumulated comprehensive income increased by $158 thousand resulting from a net change in unrealized gain on securities available for sale.

At September 30, 2010 and 2009 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2010 and 2009, for the Bank, as well as the minimum regulatory requirements. (Dollars in thousands).

	Actual		Minimum Regulatory Requirement

	Amount	Ratio	Amount	Minimum Ratio

September 30, 2010

The Bank:
Leverage Capital	$33,304	10.53%	$12,651	4.00%
Tier 1 – Risk Based	$33,304	13.77%	$9,674	4.00%
Total Risk - Based	$36,328	15.02%	$19,348	8.00%

	Actual		Minimum Regulatory Requirement

	Amount	Ratio	Amount	Minimum Ratio

September 30, 2009

The Bank:
Leverage Capital	$31,041	10.15%	$12,231	4.00%
Tier 1 – Risk Based	$31,041	12.71%	$9,765	4.00%
Total Risk - Based	$33,955	13.91%	$19,530	8.00%

The Company’s tangible common equity ratio was 12.1% as of September 30, 2010 and 12.3% as of September 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (a) and (b) - none

(c)

In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October, 2007 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the third quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	4,545	$8.52	4,545	203,052
August 1 – August 31	2,000	8.50	2,000	201,052
September 1 – September 30	31,100	8.33	31,100	169,952

Total	37,645	8.36	70,261	169,952

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

SOMERSET HILLS BANCORP

Date: November 12, 2010	By: /s/ William S. Burns

William S. Burns
Chief Financial Officer