Form 10-K
period 2010-12-31
SOMERSET HILLS BANCORP
filed 2011-03-24
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Registrants’ telephone number including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of voting and non-voting equity held by non-affiliates was $39.0 million.

As of March 10th, 2011 there were 5,448,338 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	10-K Item	Document Incorporated
Item 10.	Directors and Executive Officers of the Registrant	Proxy Statement for 2011 Annual Meeting of Shareholders to be filed no later than April 30, 2011.
Item 11.	Executive Compensation	Proxy Statement for 2011 Annual Meeting of Shareholders to be filed no later than April 30, 2011.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement for 2011 Annual Meeting of Shareholders to be filed no later than April 30, 2011.
Item 13.	Certain Relationships and Related Transactions	Proxy Statement for 2011 Annual Meeting of Shareholders to be filed no later than April 30, 2011.
Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2011 Annual Meeting of Shareholders to be filed no later than April 30, 2011.

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

The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 155 Morristown Road, Bernardsville, New Jersey, and its five branch offices located in Long Valley, Madison, Mendham, Morristown and Summit, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. (“Sullivan”). Sullivan’s operations are located in Madison, New Jersey. The Company considers Sullivan to be a separate business segment.

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

The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank’s signature deposit account is the Paramount Checking Account, an interest paying checking account offering features such as free checks, telephone banking, text banking, internet banking and bill payment, free safe deposit box and a refund of foreign ATM fees. Another deposit service the bank offers is the Escrow Ease product. Escrow Ease is specifically designed to meet the trust account needs of attorneys, realtors and title companies. The Escrow Ease Account offers the convenience of segregation of client funds, by sub account, within a single master trust account with detailed sub account reporting including the preparation of year-end tax documents. Sub accounts may be either interest or non-interest bearing and, for attorneys, can also be designated as IOLTA accounts. The Bank concentrates on customer relationships in building our customer deposit base and competes aggressively in the area of transaction accounts.

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

Our mortgage company subsidiary originates loans primarily throughout New Jersey, and to a lesser degree, New York, Pennsylvania and Florida. The mortgage company’s operations are located in Madison, New Jersey.

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

Employees

At December 31, 2010 and 2009, we employed 60 and 71 full-time employees and 14 and 15 part-time employees, respectively. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the Federal Reserve with respect to bank holding company operations, which has now been codified as part of the Bank Holding Company Act through the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in July of 2010 (the “Dodd-Frank Act”), a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Insurance of Deposits

The Dodd-Frank Act has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor. In addition, the Dodd-Frank Act includes provisions replacing, by statute, the FDIC’s program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. Institutions are not required to opt into this coverage, and can not opt out of the program. In addition, institutions are not required to pay an additional assessment for this additional coverage. Under the Dodd-Frank Act, this unlimited coverage for non- interest bearing transaction accounts will expire on January 1, 2013.

The FDIC has significantly increased deposit insurance assessment rates, beginning in the second quarter of 2009. As increased, the adjusted base assessment rates range from 12.0 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009. The 5 basis point special assessment resulted in a charge to the Bank of approximately $141 thousand. The FDIC also required insured depository institutions to pre-pay deposit insurance premiums for the next two and one-half years in 2009. Premium assessments are to increase by three basis points in 2011. These additional costs have and will adversely affect the Company’s results of operations.

On February 7, 2011 the FDIC announced the approval of a revised assessment system mandated by the Dodd-Frank Act. The Dodd-Frank Act requires that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets. The FDIC’s rule to base the assessment base on average total consolidated assets minus average tangible equity, instead of domestic deposits, may lower assessments for community banks with less than $10 billion in assets. The new rate schedule is effective during the second quarter of 2011 and may reduce the Company’s costs for Federal deposit insurance.

Capital Adequacy Guidelines

The FDIC has promulgated risk-based capital guidelines, which are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier I Capital,” consisting of common shareholders’ equity, qualifying preferred stock and certain permissible hybrid instruments, less certain goodwill items and other intangible assets. The remainder (“Tier II Capital”) may consist of (a) the allowance for loan losses of up to 1.25% of risk- weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve (determined on a case by case basis or as a matter of policy after formal rule-making).

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

Dividends

As long as the operations of the Bank remain our primary source of income, our ability to pay dividends will be affected by any legal or regulatory limitations on the Bank’s ability to pay dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank would be prohibited from paying dividends in such amounts as would reduce the Bank’s capital below regulatory imposed minimums.

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

LEGISLATIVE AND REGULATORY CHANGES

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Some uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry by increasing compliance costs and reducing some sources of revenue. The Dodd-Frank Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

•

Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws directly for large institutions;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•

Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•

Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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

ITEM 1A. RISK FACTORS

Risks affecting our business:

The recent nationwide recession has reduced real estate values in our trade area and may adversely affect our business by stressing the ability of our customers to repay their loans.

Our trade area, like the rest of the United States, is currently experiencing weak economic conditions. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans and may result in higher levels of non-accrual loans. In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

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

Our ability to successfully implement business strategies, especially given the persistently poor economy and an increasingly onerous regulatory environment, will depend upon our ability to continue to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our staff employees.

Our mortgage banking operations expose us to risks that are different from retail banking.

The bank’s mortgage banking operations expose us to risks that are different from our retail banking operations. Our mortgage banking operations are dependent upon the level of demand for residential mortgages. During higher and rising interest rate environments, the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues than currently recognized and that may not exceed our fixed costs to run the business. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third- party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, the bank may be required to charge such shortfall to earnings.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in banking. Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2010, the Company’s allowance for loan losses was $2.9 million. The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

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

The banking business is subject to significant government regulations, which are designed for the protection of depositors and the public, but not our stockholders.

We are subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change, and may require substantial modifications to our operations or may cause us to incur substantial additional compliance costs. In addition, future legislation and government policy could adversely affect the commercial banking industry and our operations. Such governing laws can be anticipated to continue to be the subject of future modification. These laws and regulations are generally designed to protect depositors and the deposit insurance funds and to foster economic growth and not for the purpose of protecting stockholders. Our management cannot predict what effect any such future modifications will have on our operations.

For example, the recently adopted Dodd-Frank Act will result in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition. The Dodd-Frank Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

•

Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•

Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•

Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	telecommunications;

•	data processing;

•	automation;

•	internet-based banking;

•	consumer check capture;

•	telephone and text banking; and

•	debit cards and so-called “smart cards.”

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

The following table sets forth certain information regarding the properties of the Bank:

Owned Properties
Location	Square Feet
Bernardsville	14,000
Long Valley	1,200

Leased Properties
Location	Square Feet	Monthly Rental	Expiration of Term
Madison	4,000	$10,000	2016
Mendham	2,500	7,500	2015
Morristown	2,379	4,758	2013
Summit	4,016	9,625	2014

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and reserved

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on Nasdaq Global Market under the symbol “SOMH.”

The following table shows the high and low sale prices for the common stock as reported on the Nasdaq from January 1, 2009 through December 31, 2010.

	Sales Price(1)		Dividends Declared
	High	Low
2010
First Quarter	$8.10	$7.13	$0.05
Second Quarter	9.42	7.62	0.05
Third Quarter	8.80	7.75	0.06
Fourth Quarter	9.20	8.00	0.06
2009
First Quarter	$6.86	$4.52	$0.05
Second Quarter	8.09	5.81	0.05
Third Quarter	8.40	6.95	0.05
Fourth Quarter	8.05	6.95	0.05

(1)	The prices quoted above have been adjusted, where applicable, to reflect the 5% stock dividend declared in April 2010 and paid in May 2010.

As of December 31, 2010, there were 186 record holders of our common stock.

In February 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October 2007 the Board increased this program by another 250,000 shares. The Company did not repurchase any shares during the fourth quarter of 2010.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Data:
Total interest income	$13,473	$13,854	$14,988	$17,867	$15,782
Total interest expense	2,193	3,391	4,275	7,142	6,054

Net interest income	11,280	10,463	10,713	10,725	9,728
Provision for loan losses	125	950	515	1,031	201

Net interest income after provision for loan losses	11,155	9,513	10,198	9,694	9,527
Other income	2,214	2,931	1,747	2,386	2,869
Other expenses	9,640	10,109	9,780	11,159	9,022

Income before income taxes	3,729	2,335	2,165	921	3,374
Income tax expense	1,219	441	599	539	1,176

Net income	2,510	1,894	1,566	382	2,198
Dividends on preferred stock and accretion	-	350	-	-	-

Net income available to common stockholders	$2,510	$1,544	$1,566	$382	$2,198

Basic earnings per share	$0.46	$0.28	$0.29	$0.07	$0.50
Diluted earnings per share	$0.46	$0.28	$0.28	$0.07	$0.44

Note: All per share data has been restated to reflect the 5% stock dividends declared in 2006, 2007, 2008 and 2010.

Selected Financial Data:	At December 31,
	2010	2009	2008	2007	2006
Total Assets	$328,896	$330,110	$299,663	$285,470	$289,428
Net Loans	204,271	203,657	208,427	205,257	190,398
Total Deposits	276,541	279,125	249,760	244,673	250,221
Stockholders’ Equity	39,391	38,200	37,529	36,621	37,896
Selected Financial Ratios:
Return on Average Assets (ROA)	0.80%	0.61%	0.56%	0.13%	0.86%
Return on Average Equity (ROE)	6.37%	4.65%	4.24%	1.01%	7.62%
Equity to Total Assets at Year-End	11.98%	11.57%	12.52%	12.83%	13.09%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A  –  Risk Factors as well as the following factors:

•	the success or failure of our efforts to implement our business strategy;

•	the effect of changing economic conditions and in particular changes in interest rates;

•	changes in government regulations, tax rates and similar matters;

•	our ability to attract and retain quality employees; and

•	other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2010 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company.

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

OVERVIEW AND STRATEGY

The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non- proprietary relationships with third party vendors. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, an interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the Paramount Checking Account can often be higher than the rate offered on interest paying checking accounts by the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. Core accounts consist of noninterest-bearing deposits-demand, NOW, money market and savings accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions. Another component to the Bank’s core account acquisition strategy is the generation of deposit accounts which result from new commercial loan customers who move their deposit relationship to the bank and the continued expansion of the Bank’s Escrow Ease product. Escrow Ease is specially designed to meet the trust account needs of attorneys, realtors and title companies. At December 31, 2010, the core account balances represented 84.9% of total deposit balances.

Through its Sullivan Financial Services subsidiary (“Sullivan”), the Bank also engages in mortgage banking operations, originating loans primarily for resale into the secondary market and, to a lesser extent, for the Bank’s loan portfolio. We treat the operations of Sullivan as a separate reporting segment apart from our commercial banking business. See Note 12 to the accompanying Audited Financial Statements for financial information on our business segments.

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

RESULTS OF OPERATIONS - 2010 versus 2009

Net Income and Net Income Available to Common Shareholders

Net income for 2010 was $2.510 million, an increase of $616 thousand from $1.894 million earned in 2009. Net income available to common stockholders was $2.510 million for 2010, up $966,000 from $1.544 million earned in 2009. Diluted earnings per share were $0.46 for 2010 and $0.28 for 2009. Net income available to common stockholders and diluted earnings per share for 2009 reflect $350 thousand of accretion, dividends, and repurchase premium related to $7.4 million of preferred stock and warrants issued on January 16, 2009 to the U.S. Treasury under the Capital Purchase Program. During the second quarter of 2009 the Company repurchased all of the preferred stock and warrants issued to Treasury.

The significant improvement in net income for 2010 versus 2009 was due to several factors including higher net interest income resulting primarily from lower funding costs, reduced provision for loan losses largely attributable to stabilizing credit quality, and lower operating expenses reflecting management’s focus on cost containment. These improvements were partially offset by lower non-interest income due to lower bank owned life insurance income and reduced gains on sale of residential mortgage loans.

Net Interest Income

Net interest income on a fully taxable equivalent basis for 2010 totaled $11.497 million, an increase of $804 thousand, or 7.5%, from $10.693 million earned in 2009. The increase in net interest income was substantially attributable to a widening of the net interest margin, which increased by 24 basis points to 3.98% in 2010 from 3.74% in 2009. The increase in the net interest margin was primarily due to a reduction in rates paid for deposits. The average rate paid on interest-bearing deposits declined to 0.90% in 2010 from 1.48% in 2009, while the average rate paid on all deposits (which includes both interest-bearing deposits and noninterest-bearing demand deposits) declined to 0.69% in 2010 from 1.17% in 2009. The decline in deposit costs was consistent with the overall decline in the general level of interest rates, as well as a continued shift in deposits held by the Bank to core transaction accounts, which typically pay interest at lower rates than time deposits. Average noninterest-bearing demand balances increased to $60.3 million, a 12% increase over 2009, and average core deposits (defined as all deposits other than time deposits) increased to $219.5 million, a 9.7% increase over 2009. Average core deposits in 2010 comprised 83.6% of average total deposits versus 77.6% in 2009. Despite the improvement in the Bank’s cost of funds, the net interest margin continued to be hampered by significant balances held in liquid overnight investments. As strong growth in core deposits has outpaced loan growth, management has made a strategic decision to refrain from investing significantly in medium- to longer-term investment securities but rather to stand ready to lend as the economy improves. Cash and Due from Banks, which has been predominantly invested at an overnight rate of 0.25%, averaged $38.8 million in 2010 and $33.1 million in 2009.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2010, 2009, and 2008, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

	For the years ended December 31, (dollars in thousands)
	2010			2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS:
Interest Earning Assets:
Interest earning deposits	$38,789	$119	0.31%	$33,106	$89	0.27%	$2,634	$25	0.93%
Loans receivable	206,639	11,357	5.50	208,840	11,501	5.51	208,116	12,740	6.12
Investment securities	44,550	1,980	4.44	44,441	2,228	5.01	38,793	2,060	5.31
Loans held for sale	3,429	187	5.46	4,056	219	5.40	3,905	238	6.11
Restricted stock	938	47	5.05	900	45	5.05	865	45	5.16
Federal funds sold	-	-	-	442	2	0.35	5,462	106	1.94

Total interest earning assets	294,345	13,690	4.65%	291,785	14,084	4.83%	259,775	15,214	5.77%
Non-interest earning assets	23,126			21,784			24,672
Allowance for loan losses	(3,160)			(2,779)			(3,073)

TOTAL ASSETS	$314,311			$310,790			$281,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:
Interest bearing demand deposits	$131,368	$786	0.60%	$118,130	$1,074	0.91%	$121,153	$2,140	1.77%
Savings accounts	6,940	19	0.27	6,082	20	0.33	5,426	45	0.83
Money market accounts	20,900	91	0.44	22,113	118	0.53	17,375	261	1.50
Certificates of deposit	43,069	926	2.15	57,681	1,808	3.13	39,785	1,444	3.63
FHLB advances	11,003	371	3.37	11,000	371	3.37	11,109	373	3.36
Other borrowings	3	-	0.73	3	-	0.51	-	-	-
Federal funds purchased	-	-	-	11	-	1.00	506	12	2.39

Total interest bearing liabilities	213,283	2,193	1.03%	215,020	3,391	1.58%	195,354	4,275	2.19%
Non-interest bearing deposits	60,330			53,811			48,055
Other liabilities	1,325			1,277			993

Total liabilities	274,938			270,108			244,402
Stockholders’ Equity	39,373			40,682			36,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,311			$310,790			$281,374

Net Interest Income		$11,497			$10,693			$10,939

Net Interest Rate Spread(1)			3.62%			3.25%			3.67%
Net Interest Margin(2)			3.98%			3.74%			4.21%
Ratio of Average Interest-Earning Assets to Average Interest-Bearing Liabilities	138.01%			135.70%			132.98%

(1)	Net Interest Rate Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.

(2)	Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated in proportion to the relationship of the dollar amount change in each.

	Year Ended December 31, 2010 versus 2009			Year Ended December 31, 2009 versus 2008
	(in thousands)
	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Cash and due from banks	$15	$15	$30	$83	$(18)	$65
Loans	(121)	(23)	(144)	40	(1,279)	(1,239)
Securities	5	(254)	(249)	254	(91)	163
Loans held for sale	(34)	2	(32)	8	(27)	(19)
Restricted stock	2	-	2	2	(1)	1
Federal funds sold	(2)	-	(2)	(18)	(87)	(105)

Total interest income	$(135)	$(260)	$(395)	$369	$(1,503)	$(1,134)

Interest Expense:
Interest bearing deposits	$120	$(409)	$(289)	$(27)	$(1,038)	$(1,065)
Savings accounts	3	(4)	(1)	2	(27)	(25)
Money market accounts	(6)	(20)	(26)	25	(168)	(143)
Certificates of deposit	(457)	(425)	(882)	560	(196)	364
FHLB advances	-	-	-	(4)	1	(3)
Federal funds purchased	-	-	-	(5)	(7)	(12)

Total interest expense	(340)	(858)	(1,198)	551	(1,435)	(884)

Net interest income	$205	$598	$803	$(182)	$(68)	$(250)

Provision for Loan Losses

For the year ended December 31, 2010, the Company’s provision for loan losses was $125 thousand, a decrease of $825 thousand from $950 thousand for the year ended December 31, 2009. The relatively low level of loan loss provisioning during 2010 was consistent with a stabilizing, yet still weak, overall economic environment. For the Company, this translated into very few new problem credits and virtually no aggregate loan growth. This was in contrast to 2009 when, consistent with the then weakening overall credit environment, a relatively larger number of specific credits in the Bank’s loan portfolio became impaired. In addition, during 2009, due to declining economic trends, management increased the general loss factors utilized in estimating credit losses inherent in the loan portfolio. Although the Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain among the soundest relative to its competitive peer groups, management believes there continue to be heightened risks in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

The largest component of our non-interest income is gains on sales of mortgage loans originated by Sullivan, our mortgage company subsidiary (see “Segment Reporting”). The Company also earns non-interest revenue from additional sources such as bank-owned life insurance (“BOLI”), wealth management, and fees on deposit accounts, ATM usage, wire transfer, lock box services, and safe deposit boxes.

Non-interest income was $2.214 million in 2010, down $717 thousand from $2.931 million in 2009. The largest component of the decrease was bank-owned life insurance, which was down $581 thousand due to a large death benefit payment received in 2009. Also contributing to the decline in total non-interest income were lower gains on sales of residential mortgages, which declined by $210 thousand to $1.281 million in 2010 from $1.491 million in 2009. Although residential mortgage loan originations remained strong by historical standards, Sullivan’s loans originated for sale fell to $129.4 million in 2010 from $186.4 million in 2009. Partially offsetting the lower origination volume were higher spreads, or prices, received from the institutions that purchased Sullivan’s loans. The declines in BOLI and mortgage banking revenue were partially offset by higher banking fees (including service fees on deposits, ATM and debit card income, lock box services, and wire fees) and higher wealth management revenue. In the aggregate, these other sources of non-interest income, which are typically less volatile than mortgage banking and BOLI, increased by 13.1% to $635 thousand in 2010 from $561 thousand in 2009.

Non-Interest Expense

Total non-interest expense declined by $469 thousand, or 4.6%, to $9.640 million in 2010 from $10.109 million in 2009. The decrease in non-interest expense was primarily attributable to lower occupancy expenses and two non-recurring charges in 2009: (i) a $183 thousand charge for retirement plan liability due to the death of the Company’s former Chief Financial Officer and (ii) a $140 thousand special FDIC assessment. Occupancy expense declined by $217 thousand to $1.665 million in 2010 from $1.882 million in 2009, as certain leasehold improvements and furniture and fixtures reached the end of their depreciable lives and the Company consolidated the back-office space of Sullivan into an existing location of the Bank. During 2010, Management continued its focus on reducing costs by relying less on outside service providers and negotiating better terms with vendors. Reflecting this focus, the Company reduced its costs in 2010 versus 2009 for the following line items: printing, stationery and supplies declined by $53 thousand; legal fees declined by $48 thousand; correspondent banking fees declined by $35 thousand; audits & exams declined by $25 thousand; and telecommunications declined by $24 thousand. Partially offsetting the aforementioned declines in expenses were (i) a $191 thousand, or 3.6%, increase in salary and employee benefits (excluding the aforementioned retirement plan liability charge) due largely to increased incentive pay, (ii) a $36 thousand increase in data processing costs, and (iii) a $24 thousand increase in the Bank’s regular FDIC insurance assessment.

Income Taxes

The Company recorded provisions for income taxes of $1.219 million and $441 thousand for 2010 and 2009, respectively. The effective tax rate for 2010 was 32.7%, as compared to 18.9% for 2009. The low effective tax rate in 2009 was due primarily to a $568 thousand nontaxable death benefit received on BOLI. In addition, the effective tax rate in 2010 was higher than 2009 due to an increase in income from taxable sources, whereas recurring non-taxable income declined slightly.

FINANCIAL CONDITION

Total assets as of December 31, 2010 were $328.9 million, down $1.2 million from $330.1 million at December 31, 2009. Loans held for sale fell by $3.2 million, while total cash and cash equivalents increased by $1.3 million. Total investment securities remained constant, with investment securities held to maturity declining by $1.6 million due to issuer calls, and investment securities available for sale increasing by $1.8 million, due to purchases, net of calls and mortgage-backed securities run-off. Loans Receivable remained relatively constant ($207.1 million at year-end 2010 versus $206.8 million at year-end 2009) as loan originations were virtually matched by loan maturities and early pay-downs. As of year-end 2010, total cash and cash equivalents remained high by historical standards at $57.6 million, as credit demand remained weak and Management has shied away from significant purchases of investment securities as the yields available in the securities markets have remained very low. At year-end, the Bank’s loan pipeline was growing and Management expects to begin to redeploy cash balances in the first quarter.

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

Total loans (excluding loans held for sale) at year-end 2010 increased slightly to $207.1 million from $206.8 million at year-end 2009. The Bank’s origination of $47.8 million in new loans and loan commitments during 2010 was almost entirely offset by loan payoffs and paydowns. The changes in the loan portfolio, by category, as of December 31, 2010 compared to December 31, 2009 are as follows: Commercial loans decreased $8.5 million to $31.6 million; construction, land and land development loans decreased $51 thousand to $7.5 million; commercial mortgage loans decreased $1.9 million to $98.2 million; home equity loans decreased $4.1 million to $42.3 million; residential mortgage loans increased $15.3 million to $26.9 million; and other consumer loans decreased $224 thousand to $532 thousand. During 2010, the Bank’s loan portfolio saw a continued shift that began during 2009, in balances from the “commercial” and “consumer” categories to the “real estate” category. This resulted primarily from deleveraging and/or refinancing strategies employed by many of the Bank’s borrowers which in turn led to paydowns or repayments of the Bank’s loans in essentially all categories. With regard to new loan origination, the demand for credit that met the Bank’s underwriting standards was below historical levels and was predominantly for credit secured by residential and commercial real estate.

The following table sets forth the classification of our loans by major category as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively:

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Commercial	$31,556	15.2%	$40,102	19.4%	$57,600	27.3%	$60,264	28.9%	$63,319	32.9%
Real Estate:
Construction, land and land development	7,489	3.6	7,540	3.7	6,945	3.3	7,502	3.6	15,047	7.8
Commercial mortgages	98,183	47.4	100,118	48.4	84,578	40.1	81,849	39.3	67,244	34.9
Residential mortgages	26,907	13.0	11,656	5.6	12,718	6.0	9,652	4.6	7,145	3.7
Consumer:
Home Equity	42,332	20.5	46,481	22.5	48,239	22.8	47,862	23.0	38,832	20.2
Other consumer	532	0.3	756	0.4	1,035	0.5	1,247	0.6	984	0.5

Gross Loans	206,999	100.0%	206,653	100.0%	211,115	100.0%	208,376	100.0%	192,571	100.0%

Net deferred costs (fees)	147		115		131		82		(3)

Total loans	207,146		206,768		211,246		208,458		192,568
Less: Allowance for loan losses	2,875		3,111		2,819		3,201		2,170

Net loans	$204,271		$203,657		$208,427		$205,257		$190,398

The following table sets forth fixed and adjustable rate loans in the loan portfolio as of December 31, 2010 in terms of contractual maturity (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total
Loans with Fixed Rate	$25,610	$7,542	$58,254	$91,406
Loans with Adjustable Rate	34,598	53,900	27,095	115,593

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

Consistent with sound lending practices, in very limited situations the Company will work with borrowers experiencing financial difficulties and will modify a borrower’s existing loan terms and conditions. If applicable, the Company records an impairment loss charged to the Allowance for Loan Losses based on the present value of expected revised future cash flows discounted at the loan’s original interest rate. Such loans with modified loan terms are referred to as troubled debt restructurings (“TDRs”). As of December 31, 2010, the Company had two TDRs totaling $738 thousand, which are both currently performing under applicable restructured terms.

The following table sets forth information concerning the Company’s non-performing assets and TDRs as of the dates indicated:

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Non-accrual loans	$254	$256	$1,365	$3,036	$282
Loans past due 90 days and still accruing	-	-	-	-	-

Total non-performing loans	$254	$256	$1,365	$3,036	$282
OREO	-	-	-	-	-

Total non-performing assets	$254	$256	$1,365	$3,036	$282

Troubled debt restructured loans	$738	$394	$-	$-	$-

Non-performing loans to total loans	0.12%	0.12%	0.65%	1.46%	0.15%
Non-performing assets to total assets	0.08%	0.08%	0.46%	1.06%	0.10%
Allowance for loan losses as a percentage of non-performing loans	1,132%	1,215%	207%	105%	770%

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

As of December 31, 2010 and 2009, there were no concentrations of loans exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern and central New Jersey.

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

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	2010	2009	2008	2007	2006
	(in thousands)
Balance, beginning of year	$3,111	$2,819	$3,201	$2,170	$2,029
Charge-offs
Commercial and industrial	(389)	(656)	(898)	-	-
Real Estate	-	-	-	-	-
Consumer	(6)	(7)	(3)	(1)	(2)

Total Charge-offs	(395)	(663)	(901)	(1)	(2)
Recoveries
Commercial and Industrial	34	-	-	-	-
Real Estate	-	-	-	-	-
Consumer	-	5	4	1	-

Total Recoveries	34	5	4	1	-
Reclassification related to unused commitments	-	-	-	-	(58)
Provision charged to expense	125	950	515	1,031	201

Balance, end of year	$2,875	$3,111	$2,819	$3,201	$2,170

Ratio of net charge-offs to average loans outstanding	0.17%	0.32%	0.43%	-%	-%
Balance of allowance as a percentage of total loans at end of year	1.39%	1.50%	1.33%	1.54%	1.13%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

	Allocation of the Allowance for Loan Losses by Category For the years ended December 31, (dollars in thousands)
	2010			2009			2008			2007			2006
	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans
Balance applicable to:
Commercial and commercial real estate	$2,109	73.4%	66.3%	$2,503	80.4%	71.5%	$2,240	79.5%	70.7%	$2,658	83.0%	71.8%	$1,698	78.2%	75.6%
Residential real estate	205	7.1	13.0	65	2.1	5.6	64	2.3	6.0	48	1.5	4.6	36	1.7	3.7
Consumer, installment and home equity loans	506	17.6	20.7	537	17.3	22.9	489	17.3	23.3	485	15.2	23.6	398	18.3	20.7

Sub-total	$2,820	98.1	100.0	$3,105	99.8	100.0	$2,793	99.1	100.0	$3,191	99.7	100.0	$2,132	98.2	100.0
Unallocated reserves	55	1.9	-	6	0.2	-	26	0.9	-	10	0.3	-	38	1.8	-

TOTAL	$2,875	100.0%	100.0%	$3,111	100.0%	100.0%	$2,819	100.0%	100.0%	$3,201	100.0%	100.0%	$2,170	100.0%	100.0%

Investment Securities

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of obligations of U.S. Government Agencies, obligations of U.S. States and Political Subdivisions and corporate debt securities, stock in the Federal Home Loan Bank, and equity securities of another financial institution. Corporate debt securities consist of trust preferred securities and corporate debt securities issued by various large-capitalization financial institutions.

Securities are classified as “held-to-maturity” (HTM), “available for sale” (AFS), or “trading” at time of purchase. Securities are classified as HTM based upon management’s intent and the Company’s ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for resale in the near term are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. The Company has no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss) income, net of taxes, which is included in stockholders’ equity. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities, whether AFS or HTM, at the time of purchase. Our total investment securities portfolio remained about constant, increasing by $0.3 million from year-end 2009 to year-end 2010, but there was a shift in portfolio composition from HTM to AFS. At December 31, 2010, our AFS portfolio totaled $36.0 million and our HTM portfolio totaled $10.7 million, while at December 31, 2009 our AFS portfolio was $34.2 million and our HTM portfolio was $12.3 million. The HTM portfolio declined by $1.6 million due to issuer calls, and investment securities available for sale increased by $1.8 million due to purchases, net of calls and mortgage-backed securities run-off.

The following table sets forth the carrying value of the Company’s investment securities portfolio as of the dates indicated.

	At December 31,
	(in thousands)
	2010		2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Government sponsored agency securities	$9,051	$9,023	$5,500	$5,502	$4,000	$4,013
Mortgage backed securities	18,909	19,847	22,394	23,292	26,173	26,916
Collateralized mortgage obligations	5,583	5,677	5,284	5,421	5,895	5,887
Corporate debt securities	1,470	1,446	-	-	-	-

Total available for sale	35,013	35,993	33,178	34,215	36,068	36,816
Held to maturity
Obligations of US States and Political Subdivisions	9,227	9,209	10,748	10,787	10,748	10,445
Corporate debt securities	1,513	1,339	1,514	1,196	1,545	1,163

Total held to maturity	10,740	10,548	12,262	11,983	12,293	11,608

Total securities	$45,753	$46,541	$45,440	$46,198	$48,361	$48,424

The following table sets forth as of December 31, 2010 and December 31, 2009, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities Securities Available for Sale ($ in thousands)
	December 31, 2010			December 31, 2009
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Within 1 year	$-	$-	-%	$-	$-	-%
1 to 5 years	4,744	4,781	1.52%	6,923	6,960	3.08%
Over 5 years	30,269	31,212	3.97%	26,255	27,255	4.87%

	$35,013	$35,993		$33,178	$34,215

	Maturity of Debt Investment Securities Securities Held to Maturity ($ in thousands)
	December 31, 2010			December 31, 2009
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Within 1 year	$-	$-	-%	$-	$-	-%
1 to 5 years	581	608	4.98%	375	396	4.74%
Over 5 years	10,159	9,940	5.67%	11,887	11,587	5.74%

	$10,740	$10,548		$12,262	$11,983

Deposits

Deposits are the Company’s primary source of funds. Average total deposits increased $4.8 million, or 1.9%, to $262.6 million in 2010 from $257.8 million in 2009. The increase in deposits in 2010 was largely due to growth in demand (both interest- and noninterest-bearing), which increased by $19.8 million, or 11.5%, to $191.7 million in 2010 from $171.9 million in 2009. Partially offsetting the increase in demand deposits was a decline in time deposits, which declined by $14.6 million, or 25.3%, to $43.1 million in 2010 from $57.7 million in 2009. This shift in deposit composition helped the bank by reducing its overall cost of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	Year Ended December 31, ($ in Thousands)
	2010		2009		2008
	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate
Non-interest bearing demand	$60,330	-	$53,811	-	$48,055	-
Interest bearing demand	131,368	0.60%	118,130	0.91%	121,153	1.77%
Savings and money market	27,840	0.39%	28,195	0.49%	22,801	1.34%
Time deposits	43,069	2.15%	57,681	3.13%	39,785	3.63%

	$262,607	0.69%	$257,817	1.17%	$231,794	1.68%

The Company does not typically solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of time deposit in denominations of $100,000 or more as of December 31, 2010 (in thousands).

Three months or less	$2,851
Over three months through six months	4,130
Over six months through twelve months	3,146
Over twelve months	10,488

Total	$20,615

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

At December 31, 2010, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of December 31, 2010, liquid assets (cash and due from banks, interest bearing deposits at other banks and investment securities available for sale) were approximately $93.6 million, which represented 28.4% of total assets and 32.5% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $82.2 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at December 31, 2010). In addition, during April 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of December 31, 2010 of $9.7 million) with the Federal Reserve Bank of New York for direct discount window borrowings. In addition, the Bank has in place additional borrowing capacity of $13.0 million through correspondent banks. At December 31, 2010, the Bank had aggregate available and unused credit of $93.9 million, which represents the aforementioned facilities totaling $104.9 million, net of $11 million in outstanding borrowings. At December 31, 2010 outstanding commitments for the Bank to extend credit were $85.7 million.

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

The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2010. Further discussion of these commitments is included in Note 11 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Standby letters of credit	$1,592	$-	$-	$-	$1,592

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

CONTRACTUAL OBLIGATIONS

The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2010. Further discussion of these commitments is included in Notes 10 and 11 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years		3-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$1,709	$383		$732	$514	$80
Federal Home loan Bank Borrowings	$11,000	$-	$		$-	$11,000

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of December 31, 2010 and 2009 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of December 31, 2010, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.9%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.6%. As of December 31, 2009, our model predicted that a 200 basis point ramped increase in general interest rates would increase net interest income by 3.6%, while a 200 basis point decrease would decrease net interest income by 1.7%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of December 31, 2010, was -1.09% with a rate shock of up 200 basis points, and +0.03% with a rate shock of down 200 basis points. At December 31, 2009, the variances were -0.36% assuming an up 200 basis points rate shock and -1.11% assuming a down 200 basis points rate shock.

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

The following table summarizes the risk-based and leverage capital ratios for the Bank as well as the required minimum regulatory capital ratios:

	At December 31, 2010
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	15.48%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.28%	4.00%	6.00%
Leverage ratio	10.44%	4.00%	5.00%

	At December 31, 2009
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	14.19%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.94%	4.00%	6.00%
Leverage ratio	9.92%	4.00%	5.00%

The Company’s tangible common equity ratio was 12.0% as of December 31, 2010 and 12.1% as of December 31, 2009.

Borrowings

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. The Company had outstanding advances at December 31, 2010 as follows:

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

(b) Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

(c) Changes in internal controls:

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A)

Information required by this part is included in the definitive Proxy Statement for the Company’s 2011 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2011 Annual Meeting under the captions “EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION” and “COMPENSATION OF DIRECTORS”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2011 Annual Meeting under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2011.

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	302,591	$7.15	93,714
Equity compensation plans not approved by security holders	-	-	-

Total	302,591	$7.15	93,714

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2011 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “Appointment of Auditors for Fiscal 2011” in the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 15. EXHIBITS

(a) Exhibits

Exhibit number	Description of Exhibits
3.1	Certificate of Incorporation of Somerset Hills Bancorp(1)
3.2	Bylaws of Somerset Hills Bancorp(3)
3.3	Certificate of Incorporation for Somerset Hills Bank(1)
3.4	Bylaws of Somerset Hills Bank(1)
4.1	Specimen Common Stock Certificate(1)
10.1	1998 Combined Stock Option Plan(1)
10.2	1998 Non-Qualified Stock Option Plan(1)
10.3	2001 Combined Stock Option Plan(1)
10.4	Employment Agreement of Stewart E. McClure, Jr. as amended(1) on May 15, 2003(6), September 26, 2007(4) and January 16, 2009(6)
10.5	Supplemental Retirement Plan dated July 19, 2007 with Stewart E. McClure, Jr.(5)
14	Code of Ethics(2)
21	Subsidiaries of Somerset Hills Bancorp
23	Consent of Crowe Horwath LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.

(2)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2003.

(3)	Incorporated by reference from Current Report on Form 8-k filed December 20, 2007.

(4)	Incorporated by reference from Exhibits 10.3 and 10.4 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(5)

Incorporated by reference from Exhibits 10.1 and 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and as amended as set forth in the Current Report on Form 8-K filed July 28, 2008.

(6)	Filed herewith as Exhibits 10.4(1) and 10.4(2) herewith.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Somerset Hills Bancorp
Bernardsville, New Jersey

We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 24, 2011

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition
December 31, 2010 and 2009
(Dollars in Thousands)

	2010	2009
ASSETS
Cash and due from banks	$5,480	$4,911
Interest bearing deposits at other banks	52,086	51,381

Total cash and cash equivalents	57,566	56,292
Loans held for sale	2,230	5,360
Investment securities held to maturity (Approximate fair value of $10,548 in 2010 and $11,983 in 2009)	10,740	12,262
Investment securities available for sale	35,993	34,215
Loans receivable	207,146	206,768
Less: allowance for loan losses	(2,875)	(3,111)

Net loans receivable	204,271	203,657
Premises and equipment, net	5,285	5,592
Bank owned life insurance	8,053	7,756
Accrued interest receivable	1,111	1,127
Prepaid expenses	1,251	1,440
Other assets	2,396	2,409

Total assets	$328,896	$330,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$68,521	$59,288
Interest bearing deposits
NOW, money market and savings	166,304	169,510
Certificates of deposit, under $100,000	21,101	26,041
Certificates of deposit, $100,000 and over	20,615	24,286

Total deposits	276,541	279,125
Federal Home Loan Bank advances	11,000	11,000
Other liabilities	1,964	1,785

Total liabilities	289,505	291,910

Commitments and contingencies (notes 10 and 11)
STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	-	-
Common stock-authorized, 9,000,000 shares of no par value; issued and outstanding, 5,421,924 in 2010 and 5,438,762 in 2009	37,600	37,334
Retained earnings	1,145	182
Accumulated other comprehensive income	646	684

Total stockholders’ equity	39,391	38,200

Total liabilities and stockholders’ equity	$328,896	$330,110

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Income
Years ended December 31, 2010 and 2009
(Dollars in thousands, except per share data)

	2010	2009
INTEREST INCOME
Loans, including fees	$11,544	$11,720
Federal funds sold	-	2
Investment securities	1,810	2,043
Interest bearing deposits with other banks	119	89

Total interest income	13,473	13,854
INTEREST EXPENSE
Deposits	1,822	3,020
Federal Home Loan Bank advances	371	371

Total interest expense	2,193	3,391

Net interest income	11,280	10,463
PROVISION FOR LOAN LOSSES	125	950

Net interest income after provision for loan losses	11,155	9,513

NON-INTEREST INCOME
Service fees on deposit accounts	299	293
Gains on sales of mortgage loans and fees, net	1,281	1,491
Bank owned life insurance	298	879
Other income	336	268

Total non-interest income	2,214	2,931

NON-INTEREST EXPENSE
Salaries and employee benefits	5,460	5,452
Occupancy expense	1,665	1,882
Advertising and business promotion	189	198
Stationery and supplies	133	186
Data processing	535	499
FDIC insurance	387	503
Other operating expenses	1,271	1,389

Total non-interest expense	9,640	10,109

Income before income taxes	3,729	2,335
PROVISION FOR INCOME TAXES	1,219	441

NET INCOME	2,510	1,894
Dividends on preferred stock and accretion	-	350

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,510	$1,544

Earnings per share:
Basic	$0.46	$0.28
Diluted	$0.46	$0.28
Weighted average shares outstanding-basic	5,445,049	5,438,545
Weighted average shares outstanding-diluted	5,496,910	5,469,142

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2010 and 2009
(Dollars in Thousands)

	Common Stock Number of Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss), Net of tax	Comprehensive Income	Total
Balance January 1, 2009	5,180,012	$-	$37,361	$(326)	$494	$-	$37,529
Issuance of preferred stock, net of costs		7,191	-	-	-	-	7,191
Exercise of common stock options, net of tax benefit	353	-	2	-	-	-	2
Stock based compensation	(592)	-	41	-	-	-	41
Issuance of common stock warrants		-	205	-	-	-	205
Net income for the period		-	-	1,894	-	1,894	1,894
Cash dividend paid ($0.19 per share)		-	-	(1,036)	-	-	(1,036)
Accretion of discount on preferred stock		223	-	(223)	-	-	-
Cash dividends on preferred stock		-	-	(127)	-	-	(127)
Redemption of preferred stock		(7,414)	-	-	-	-	(7,414)
Redemption of common stock warrants		-	(275)	-	-	-	(275)
Other comprehensive income, net of taxes		-	-	-	190	190	190

Total comprehensive income						2,084

Balance December 31, 2009	5,179,773	-	37,334	182	684		38,200
Exercise of common stock options, net of tax benefit	19,878	-	117	-	-	-	117
Stock based compensation		-	35	-	-	-	35
Net income for the period		-	-	2,510	-	2,510	2,510
Stock dividend paid (5.00%)	259,918	-	429	(429)	-	-	-
Cash dividend paid common ($0.21 per share)		-	-	(1,118)	-	-	(1,118)
Common stock repurchased	(37,645)	-	(315)	-	-	-	(315)
Other comprehensive income, net of taxes		-	-	-	(38)	(38)	(38)

Total comprehensive income						$2,472

Balance December 31, 2010	5,421,924	$-	$37,600	$1,145	$646		$39,391

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2010 and 2009
(Dollars in Thousands)

	2010	2009
OPERATING ACTIVITIES
Net income	$2,510	$1,894
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	582	635
Provision for loan losses	125	950
Stock-based compensation	35	41
Mortgage loans originated for sale	(129,445)	(186,402)
Proceeds from mortgage loan sales	133,856	184,899
Gain on sale of mortgage loans and fees, net	(1,281)	(1,491)
Decrease in accrued interest receivable	16	100
(Increase) decrease in bank owned life insurance	(297)	703
Decrease (increase) in other assets	202	(1,244)
Increase in other liabilities	198	313

Net cash provided by operating activities	6,501	398

INVESTING ACTIVITIES
Maturity and payments of investment securities held to maturity	1,518	27
Purchases of investment securities available-for-sale	(17,078)	(10,613)
Maturity and payments of investment securities available-for-sale	15,133	13,450
Net (Increase) decrease in loans receivable	(739)	3,820
Purchases of premises and equipment	(161)	(198)

Net cash (used in) provided by investing activities	(1,327)	6,486

FINANCING ACTIVITIES
Net proceeds from exercise of common stock and options, including tax benefit	117	2
Cash dividends paid common stock	(1,118)	(1,036)
Cash dividends paid preferred stock	-	(127)
Net increase in demand deposits and savings accounts	6,027	36,896
Net (decrease) in certificates of deposit	(8,611)	(7,531)
Purchase of common stock	(315)	-
Net proceeds from sale of preferred stock	-	7,191
Net proceeds from sale of common stock warrants	-	205
Redemption of common stock warrants	-	(275)
Redemption of preferred stock	-	(7,414)

Net cash (used in) provided by financing activities	(3,900)	27,911

Net increase in cash and cash equivalents	1,274	34,795
Cash and cash equivalents at beginning of period	56,292	21,497

Cash and cash equivalents at end of period	$57,566	$56,292

Supplemental information:
Cash paid during the year for:
Interest	$2,282	$3,424
Income taxes	1,250	316

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Financial Statement Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP). The financial statements include the accounts of the Company and its wholly-owned subsidiary, Somerset Hills Bank (the “Bank”) and its wholly-owned subsidiaries, Sullivan Financial Services, Inc. (“Sullivan”), Somerset Hills Wealth Management Services, LLC, Somerset Hills Investment Holdings, Inc. and SOMH Holdings, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC. All material intercompany balances and transactions have been eliminated in the financial statements.

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

b) Earnings Per Share

Basic earnings per share of common stock is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	12 Months Ended December 31, 2010			12 Months Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income	$2,510	-	-	$1,894	-	-
Less: dividends and accretion of preferred stock	-	-	-	(350)	-	-

Net income applicable to common stockholders	$2,510	5,445	$0.46	$1,544	5,439	$0.28

Effect of dilutive securities:
Options	-	52		-	30

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$2,510	5,497	$0.46	$1,544	5,469	$0.28

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2010 and 2009 is $883,000 and $740,000 respectively, representing reserves required by banking regulations.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

e) Stock-Based Compensation

At December 31, 2010, the Company had four stock-based plans, which are described more fully in Note 9. The Company recognizes compensation expense based on the fair value of such awards at the date of the grant over the period the awards are earned.

The Company recognizes compensation expense related to stock options granted after December 31, 2005 based on the fair value of such awards at the date of the grant over the period the awards are earned.

f) Loans and Allowance for Loan Losses

Loans — Loans Receivable, for all loan portfolio classes, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans, for all loan portfolio classes, is is accrued and credited to operations based upon the principal amounts outstanding.

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio based, for all loan portfolio classes, on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio.

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. In addition, a loan which has been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered troubled debt restructurings and are also recognized as impaired. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of an impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or, if the impairment is considered to be permanent, a partial charge-off is recorded against the allowance for loan losses.

The formula component is calculated using many factors including: (i) the Company’s historical charge-off and delinquency experience, (ii) the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and (iii) other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified by loan type and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed. Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

Our primary market area is Morris, Somerset and Union Counties, New Jersey. Negative economic conditions in our market area could affect both depositors and borrowers, and thereby adversely affect our performance.

Nonaccrual Policy — The Company’s nonaccrual loan policy covers all loan portfolio classes. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are considered delinquent when they become 30 or more days past due. Loans are placed on non-accrual when principal or interest is delinquent for 90 days or more unless the loan is both well-secured and in the process of collection, or when management no longer expects payment in full of principal or interest. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. Loans can be returned to accruing status when they become current as to principal and interest, and when, in management’s opinion, they are estimated to be fully collectible.

Charge-off Policy — The Company’s charge-off policy covers all loan portfolio classes. Loans are generally charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as losses by management, internal loan review and/or bank examiners. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the lessee/borrower, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

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

k) Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. There were no foreclosed assets in 2010 and 2009.

l) Recent Accounting Pronouncements

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

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses. The disclosure requirements are effective for interim and annual reporting periods ending on or after December 15, 2010. Adoption of ASU 2010-20 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2  –  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows (in thousands):

Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2010
Obligations of US States and Political Subdivisions	$9,227	$120	$(138)	$9,209
Corporate debt securities	1,513	-	(174)	1,339

Total held to maturity	$10,740	$120	$(312)	$10,548

2009
Obligations of US States and Political Subdivisions	$10,748	$155	$(116)	$10,787
Corporate debt securities	1,514	-	(318)	1,196

Total held to maturity	$12,262	$155	$(434)	$11,983

Available for Sale
2010
Corporate debt securities	$1,470	$5	$(29)	$1,446
U.S. Government sponsored agency securities	9,051	15	(43)	9,023
Mortgage backed securities	18,909	940	(2)	19,847
Collaterized mortgage obligations	5,583	94	-	5,677

Total available for sale	$35,013	1,054	$(74)	$35,993

2009
U.S. Government sponsored agency securities	$5,500	$11	$(9)	$5,502
Mortgage backed securities	22,394	932	(34)	23,292
Collaterized mortgage obligations	5,284	140	(3)	5,421

Total available for sale	$33,178	$1,083	$(46)	$34,215

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

Held to Maturity	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due in one to five years	581	608
Due in five years to ten years	1,917	1,894
Due after ten years	8,242	8,046

	$10,740	$10,548

Available for Sale
Due in one year or less	$-	$-
Due in one year to five years	4,744	4,781
Due in five years to ten years	10,824	11,143
Due after ten years	19,445	20,069

	$35,013	$35,993

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by securities category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009 are as follows:

2010	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Municipal securities	$3,708	$98	$279	$40	$3,987	$138
Corporate debt securities	503	11	836	163	1,339	174

Total	$4,211	$109	$1,115	$203	$5,326	$312

2009	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Municipal securities	$902	$10	$1,504	$106	$2,406	$116
Corporate debt securities	-	-	1,196	318	1,196	318

Total	$902	$10	$2,700	$424	$3,602	$434

2010	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government sponsored agency securities	$5,576	$43	$-	$-	$5,576	$43
Mortgage backed securities	1,004	2	-	-	1,004	2
Corporate debt securities	971	29	-	-	971	29

Total	$7,551	$74	$-	$-	$7,551	$74

2009	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government sponsored agency securities	$991	$9	$-	$-	$991	$9
Mortgage backed securities	2,972	34	-	-	2,972	34
Collateralized mortgage obligations	214	3	-	-	214	3

Total	$4,177	$46	$-	$-	$4,177	$46

At December 31, 2010, there were $1.1 million in securities with gross unrealized losses that have been in a continuous unrealized loss position for twelve or more months. Management does not consider any impairment in the value of its securities to be other than temporary in nature. Impairment that exists within the Company’s investment portfolios is due primarily to interest rate fluctuations. Management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery.

There were no sales of securities for the years ended December 31, 2010 and 2009.

Securities with an amortized cost of $983 thousand and $858 thousand were pledged to secure public funds on deposit at December 31, 2010 and 2009, respectively.

The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

NOTE 3  –  LOANS

Loans are summarized as follows (in thousands):

	December 31,
	2010	2009
Commercial	$31,556	$40,102
Commercial mortgage	98,183	100,118
Construction, land and land development	7,489	7,540
Consumer	42,864	47,237
Residential	26,907	11,656

	206,999	206,653
Net deferred costs	147	115
Less: Allowance for loan losses	(2,875)	(3,111)

Total	$204,271	$203,657

The portfolio classes in the above table have unique risk characteristics with respect to credit quality:

•

The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers and, if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketability, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•

Payment on commercial mortgages is driven principally by operating results of the managed properties or underlying businesses and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•

Properties underlying construction, land and land development loans often do not generate sufficient cash flow to service debt thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•

The ability of borrowers to service debt in the residential and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominantly collateralized by first and second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

Individually impaired loans as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Loans with no allocated allowance for loan losses	$782	$2,349
Loans with allocated allowance for loan losses	1,209	1,876

Total	$1,991	$4,225

The following table presents information about impaired loans by loan portfolio class as of December 31, 2010 (in thousands):

Impaired Loans

	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$-	$-	$-
Commercial mortgage	782	787	-
Construction, land and land development	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded:
Commercial	217	217	5
Commercial mortgage	992	862	134
Construction, land and land development	-	-	-
Consumer	-	-	-
Residential	-	-	-
Total:
Commercial	217	217	5
Commercial mortgage	1,774	1,649	134
Construction, land and land development	-	-	-
Consumer	-	-	-
Residential	-	-	-

The amount of allowance allocated to impaired loans at December 31, 2010 and 2009 was $139 thousand and $285 thousand, respectively.

	2010	2009
Average of individually impaired loans during year	$3,138	$1,722
Interest income recognized during impairment	169	64
Cash-basis interest income recognized	-	-

The outstanding balances of non-accrual loans, loans past due 90 days and still accruing, other real estate owned, and troubled debt restructured loans as of year-end were as follows (in thousands):

	2010	2009
Nonaccrual loans	$254	$256
Loans past due 90 days and still accruing	-	-

Total non-performing loans	254	256
OREO	-	-

Total non-performing assets	$254	$256

Troubled debt restructured loans	$738	$394

The following table presents loans receivable on nonaccrual status by loan portfolio class as of December 31, 2010 (in thousands):

Nonaccrual loans	Total
Commercial	$-
Commercial mortgage	254
Construction, land and land development	-
Consumer	-
Residential	-

Total	$254

The balance of troubled debt restructured loans at year-end 2010 is represented by two credits that are currently performing under their restructured terms and for which the Company has no commitment to lend additional funds. The following table presents information about restructured loans by loan portfolio class as of December 31, 2010 (in thousands):

Troubled Debt Restructurings	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial	$-	$-	$-
Commercial mortgage	2	744	719
Construction, land and land development	-	-	-
Consumer	-	-	-
Residential	-	-	-

The following table presents past due and current loans by the loan portfolio class as of December 31, 2010 (in thousands):

	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing
Commercial	$2	$-	$-	$2	$31,554	$31,556	$-
Commercial mortgage	510	-	254	764	97,419	98,183	-
Construction, land and land development	-	-	-	-	7,489	7,489	-
Consumer	-	-	-	-	42,864	42,864	-
Residential	-	-	-	-	26,907	26,907	-

Total	$512	$-	$254	$766	$206,233	$206,999	$-

The Company categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed whenever a credit is extended, renewed or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. The Company uses the following definitions for risk ratings:

Special Mention  –  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard  –  Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligator, or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Normal payment from the borrower is in jeopardy, although loss of principal, while still possible, is not imminent.

Doubtful  –  Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2010 (in thousands):

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$28,367	$2,973	$217	$-	$31,557
Commercial mortgage	95,191	1,217	1,774	-	98,182
Construction, land and land development	7,489	-	-	-	7,489
Consumer	42,592	272	-	-	42,864
Residential	26,102	805	-	-	26,907

Total	$199,741	$5,267	$1,991	$-	$206,999

Changes in the allowance for loan losses, were as follows (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$3,111	$2,819
Charge-offs	(395)	(663)
Recoveries	34	5
Reclassification related to unused commitments	-	-
Provision charged to operations	125	950

Balance at end of year	$2,875	$3,111

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at December 31, 2010.

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$5	$134	$-	$-	$-	$-	$139
Collectively evaluated for impairment	181	1,687	102	506	205	55	2,736

Total	$186	$1,821	$102	$506	$205	$55	$2,875

Loans Receivable
Individually evaluated for impairment	$217	$1,774	$-	$-	$-		$1,991
Collectively evaluated for impairment	31,340	96,408	7,489	42,864	26,907		205,008

Total	$31,557	$98,182	$7,489	$42,864	$26,907		$206,999

The Company grants loans to stockholders, officers, directors, and their affiliates. The aggregate amount of these loans outstanding at December 31, 2010 and 2009 was approximately $1.1 million and $1.8 million respectively. During 2010, new loans to such related parties amounted to approximately $445 thousand and repayments amounted to approximately $1.2 million.

NOTE 4  –  PREMISES AND EQUIPMENT

Premises and equipment are as follows (in thousands):

	December 31,
	2010	2009
Land	$693	$693
Buildings and improvement	5,282	5,266
Furniture, fixtures and equipment	2,227	2,317
Leasehold improvements	955	990
Computer equipment and software	938	1,071

	10,095	10,337
Less accumulated depreciation and amortization	(4,810)	(4,745)

Total premises and equipment, net	$5,285	$5,592

Depreciation charged to operations amounted to approximately $468 thousand and $578 thousand for the years ended December 31, 2010 and 2009, respectively.

NOTE 5  –  CERTIFICATES OF DEPOSIT

At December 31, 2010, a summary of the maturity of certificates of deposit is as follows (in thousands):

2011	$19,135
2012	7,630
2013	6,939
2014	1,667
2015	6,345

$41,716

Deposits held at the Company by related parties, which include executive officers, directors, and companies in which Board members have a significant ownership interest, approximated $16.1 million and $12.4 million at December 31, 2010 and 2009, respectively.

NOTE 6  –  BORROWINGS

a) Federal Home Loan Bank Borrowing

As of December 31, 2010 and 2009, the Company had an approved borrowing capacity of approximately $82.2 million and $82.5 million, respectively, with the Federal Home Loan Bank of New York (FHLB), based on total assets and eligible collateral. Eligible collateral may include certain investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 2.87% to 3.71% at December 31, 2010 with maturity dates of November 29, 2017 through February 22, 2018 and are callable at the option of the FHLB with call dates ranging from January 8, 2009 to February 22, 2013. At December 31, 2010 and 2009, $11.0 million in borrowings were outstanding with the FHLB. There were no FHLB borrowings prepaid in 2010 and 2009. The company had outstanding advances at December 31, 2010 and 2009 as follows:

Maturity	First Date Callable	Rate	Amount
November 29, 2017	November 29, 2009	3.21%	$1,500,000
November 29, 2017	November 29, 2010	3.41%	$1,500,000
January 8, 2018	January 8, 2009	2.87%	$2,000,000
January 8, 2018	January 8, 2011	3.12%	$2,000,000
January 8, 2018	January 8, 2013	3.61%	$2,000,000
February 22, 2018	February 22, 2013	3.71%	$2,000,000

Total			$11,000,000

b) Credit Lines and Borrowings

The Company has three lines of credit with financial institutions aggregating $13.0 million at December 31, 2010. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2010 and 2009, respectively.

NOTE 7  –  INCOME TAXES

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The components of income taxes (benefit) are summarized as follows (in thousands):

	December 31,
	2010	2009
Current Tax Expense:
Federal	$970	$511
State	197	95

	1,167	606
Deferred Tax (Benefit):
Federal	7	(112)
State	45	(53)

	52	(165)

	$1,219	$441

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

	December 31,
	2010	2009
Federal income tax	$1,268	$794
Add (deduct) effect of:
State income taxes net of federal income tax effect	159	28
Stock options	4	5
Meals and entertainment	25	21
Increase in cash surrender value life insurance	(101)	(299)
Tax-exempt income	(138)	(152)
Other	2	44

	$1,219	$441

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2010	2009
Deferred tax assets and (liabilities):
Allowance for loan losses	$1,150	$1,139
Mark to market – loans	21	37
Non accrual loan income	10	8
Depreciation	(254)	(225)
Deferred compensation	162	147
Unrealized Loss (Gain) – AFS	(391)	(353)
NOL carryover and other	-	38

Net deferred tax assets	$698	$791

The Company does not have a material amount of unrecognized tax benefits and does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There was no valuation allowance for deferred taxes as of December 31, 2010 and 2009. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

At December 31, 2010, the Bank had utilized all of its state income tax loss carryforwards and has realized the benefit of these losses. Sullivan has utilized all of its state income tax loss carryforwards and therefore has no remaining carryforwards. The Company is subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2007.

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

NOTE 8  –  RELATED PARTY TRANSACTIONS

A director of the Company is a member of a law firm which represents the Company in various matters from time-to-time. The Company paid fees to this law firm, relating to general corporate matters, of approximately $21,000 and $5,000 during the years ended December 31, 2010 and 2009, respectively. This law firm had outstanding loan balances of $197,000 and $284,000 at December 31, 2010 and 2009, respectively in connection with one term loan made by the Bank in 2009. This law firm had approximately $15,291,000 and $11,383,000 of deposits held with the Company as of December 31, 2010 and 2009, respectively.

A director of the Company is an owner of a restaurant which the Company uses for entertainment purposes. The Company paid this restaurant approximately $2,000 in each of the years ended December 31, 2010 and 2009. The restaurant had outstanding loan balances of $304,000 and $274,000 at December 31, 2010 and 2009, respectively in connection with one line of credit loan made by the Bank in 2003 and one direct auto loan made in 2008. This restaurant had approximately $12,000 and $30,000 of deposits held with the Company as of December 31, 2010 and 2009, respectively.

NOTE 9  –  BENEFIT PLANS

Stock Options

The Board of Directors of the Company adopted four stock option plans, for the members of the board of directors, executive officers, and certain employees of the Bank.

The Company’s 1998 Combined Stock Option Plan (the Combined Plan) and Non-Qualified Stock Option Plan provides for the granting of options to acquire up to 443,236 shares of the Company’s common stock. These plans have expired pursuant to their terms, and no further options can be granted under either of these plans, although those options previously granted remain outstanding and may be exercised pursuant to their terms. The Company’s 2001 Combined Stock Option Plan (2001 Combined Plan) provides for the granting of 295,490 shares of the Company’s common stock. The Company’s 2007 Equity Incentive Plan (2007 Plan) provides for the granting of 137,813 shares of the Company’s common stock. Both incentive stock options (ISOs) and non-qualified options (NQOs) may be granted under the plans. The 2007 Plan also permits grants of shares of restricted stock. The shares of common stock that may be purchased pursuant to ISOs granted under the Combined Plan is limited to 221,618. Only key employees of the Company may receive ISOs under the 2001 Combined Plan. Only NQOs may be granted under the NQO Plan.

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

A summary of the status of the Company’s stock option plans as of December 31, 2010, and the change during the year ended is represented below:

	Number of shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2009	314,429	$7.16	4.0 years	$69
Granted	21,000	7.52
Exercised	(19,878)	5.87
Forfeited	(12,960)	10.04

Outstanding at December 31, 2010	302,591	$7.15	3.7 years	$634

Vested and expected to vest	302,591	$7.15	3.7 years	$634

Exercisable at end of the year	258,037	$7.09	2.9 years	$558

The fair value of stock options granted during 2010 were $1.65 on the date of grant using the Black Scholes option-pricing model with the following assumptions for 2010: expected dividend yields of 2.53%, stock price volatility of 22.48%, risk-free interest rates of 3.12% and expected lives of 7 years. In 2009 stock options were granted on three separate dates. The fair values of stock options granted during 2009 were $0.87, $0.94 and $1.61 on the date of grant using the Black Scholes option-pricing model with the following assumptions for 2009: expected dividend yields of 3.43%, 3.28% and 2.56%, stock price volatility of 20.60%, 20.60% and 22.48%, risk- free interest rates of 2.49%, 2.51 and 3.01% and expected lives of 7 years.

At December 31, 2010 and 2009, the number of options exercisable was 258,037 and 278,194, respectively, and the weighted-average price of those options was $7.09 and $7.07, respectively.

At December 31, 2010 and 2009, there were 93,714 and 101,754 additional shares available for grant under the Plans.

Information related to the stock option plan during each year follows (in thousands):

	2010	2009
Intrinsic value of options exercised	$63	$1
Cash received from options exercised	117	2
Tax benefit realized from option exercises	1	-
Weighted average fair value of options granted	$1.57	$1.32

As of December 31, 2010 there was $52 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. The cost is expected to be recognized over a weighted-average period of 2.8 years.

Share Awards

The 2007 Plan also provides for the issuance of shares to directors and officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, based on the price on the Nasdaq Global Market exchange. Shares granted to date have a vesting period of 4 years. There were 3,780 shares issued in 2007.

A summary of changes in the Company’s nonvested shares for the year follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,572	$11.56
Granted	-	-
Vested	(731)	11.56
Forfeited	(110)	11.56

Nonvested at December 31, 2010	731	$11.56

As of December 31, 2010 there was $4 thousand of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.4 years. The total fair value of shares vested during the year ended December 31, 2010 was $7 thousand.

During 2007 the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its Chief Executive Officer and it’s Chief Financial Officer. The benefit provided to them by the SERP is calculated at $48 thousand and $24 thousand, respectively, per year for fifteen years after retirement. The Company’s expense for the SERP was $68 thousand and $252 thousand for the period ending December 31, 2010 and 2009, respectively resulting in a deferred compensation liability of $405 thousand and $361 as of year-end 2010 and 2009. Due to the passing of the Chief Financial Officer in January 2009, the Company recognized $183 thousand of expense in the first quarter of 2009. Payment of the benefit accrued for the former Chief Financial Officer is expected to be paid to his beneficiary evenly over 13 years.

The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 50% of the amount of the salary reduction the employee elects to defer, up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $102 thousand and $95 thousand for the years ended December 31, 2010 and 2009, respectively.

NOTE 10  –  COMMITMENTS

a) Lease Commitments

The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2016. Rental expense was approximately $539 thousand and $620 thousand for the years ended December 31, 2010 and 2009, respectively.

The following is a schedule of minimum rental commitments under operating leases at December 31, 2010 (in thousands):

2011	$383
2012	383
2013	349
2014	299
2015	215
Thereafter	80

Total	$1,709

b) Employment Agreements

The Company is a party to an employment agreement with its President and CEO. The agreement provides for one year terms which automatically renew unless either party provides notice at least six (6) months prior to the termination date of their intention not to renew. Pursuant to this agreement, our President and CEO will receive a base salary and certain increases as defined in these agreements.

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

NOTE 11  –  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk. These instruments are almost entirely made up of variable rate loans. (in thousands):

	December 31,
	2010	2009
Commitments to extend credit and unused lines of credit	$85,685	$80,708
Letters of credit—standby and performance	1,592	1,174

Total	$87,277	$81,882

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had extensions of credit to related parties for approximately $1.4 million and $2.2 million at December 31, 2010 and 2009, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 12  –  REPORTABLE SEGMENTS

We separate our business into two reporting segments: retail banking and mortgage banking.

The primary activities of the Company include acceptance of deposits from the general public, origination of mortgage loans secured by residential and commercial real estate, commercial and consumer loans, and investment in debt securities, mortgage-backed securities and other financial instruments (community banking). Sullivan Financial Services, Inc. provides mortgage-banking services to customers on behalf of investor companies (mortgage banking).

The Company follows U.S. generally accepted accounting principles as described in the summary of significant accounting policies. Consolidation adjustments reflect elimination of intersegment revenue and expenses and statement of financial condition.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2010 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$13,346	$195	$(68)	$13,473
Interest expense	2,193	68	(68)	2,193
Provision for loan losses	125	-	-	125
Non-interest income	1,035	1,281	(102)	2,214
Non-interest expense(1)	9,823	1,138	(102)	10,859

Net income	$2,240	$270	$-	$2,510

Total assets	$327,927	$4,287	$(3,318)	$328,896

The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2009 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$13,713	$221	$(80)	$13,854
Interest expense	3,391	80	(80)	3,391
Provision for loan losses	950	-	-	950
Non-interest income	1,524	1,491	(84)	2,931
Non-interest expense(1)	9,348	1,286	(84)	10,550

Net Income	$1,548	$346	$-	$1,894

Total assets	$329,274	$9,478	$(8,642)	$330,110

(1)	Includes income taxes

NOTE 13  –  REGULATORY MATTERS

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2010, management believes the Bank met all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For Capital Adequacy Purpose		For Classification As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total capital (to risk-weighted assets)	$37,004	15.48%	$19,122	≥8.00%	$23,904	≥10.00%
Tier I capital (to risk-weighted assets)	34,129	14.28%	9,561	≥4.00%	14,342	≥6.00%
Tier I capital (to average assets)	34,129	10.44%	13,076	≥4.00%	16,345	≥5.00%

December 31, 2009:
Total capital (to risk-weighted assets)	$34,607	14.19%	$19,504	≥8.00%	$24,380	≥10.00%
Tier I capital (to risk-weighted assets)	31,559	12.94%	9,752	≥4.00%	14,628	≥6.00%
Tier I capital (to average assets)	31,559	9.92%	12,720	≥4.00%	15,900	≥5.00%

As of December 31, 2010 and 2009, the Bank’s ratio of equity capital to total assets was 10.40% and 9.58%, respectively.

NOTE 14  –  FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S Government sponsored
Agency Securities	$-	$9,023	$-
Mortgage Backed Securities	-	19,847	-
Collaterized Mortgage Obligations	-	5,677	-
Corporate Debt Securities	-	1,446	-

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S Government sponsored
Agency Securities	$-	$5,502	$-
Mortgage Backed Securities	-	23,292	-
Collaterized Mortgage Obligations	-	5,421	-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$-	$-	$356

	Fair Value Measurements at December 31, 2009
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$-	$-	$1,220

The following represent impairment charges recognized during the period:

A loan is impaired when full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported net of the allocated allowance. Collateral dependent impaired loans for which there is a specific reserve, which are measured for impairment using the fair value of the collateral, had a carrying amount of $471 thousand and $1.5 million, including a valuation allowance of $114 thousand and $261 thousand, for the years ended December 31, 2010 and 2009, respectively. Fair value is classified as Level 3 in the fair value hierarchy and is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property, which include taxes, commissions, first liens and legal fees. Specific reserves for collateral dependent impaired loans decreased by $147 thousand from $261 thousand at December 31, 2009 to $114 thousand at December 31, 2010.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2010 and 2009 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $57.6 million and $56.3 million approximates fair value at December 31, 2010 and 2009, respectively.

The carrying amount of loans held for sale is approximately $2.2 million and $5.4 million at December 31, 2010 and 2009, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending 2010 and 2009.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	2010		2009
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
	(in thousands)
Investment securities - held to maturity	$10,740	$10,548	$12,262	$11,983
Investment securities - available for sale	35,993	35,993	34,215	34,215
Loans, including deferred costs	207,146	208,199	206,768	207,839

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

	2010		2009
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
	(in thousands)
Time deposits	$41,716	$42,456	$50,327	$51,050

The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	2010		2009
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
	(in thousands)
Federal Home Loan Bank Borrowings	$11,000	$12,707	$11,000	$12,299

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

The following information on the parent only financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Financial Condition

	2010	2009
Assets:
Cash and due from subsidiaries	$4,314	$5,682
Investment in subsidiaries	34,775	32,243
Other assets	302	275

Total assets	$39,391	$38,200

Liabilities:
Other liabilities	$-	$-

Stockholders’ equity:
Common stock	37,600	37,334
Other comprehensive income, net of taxes	646	684
Retained earnings	1,145	182

Total stockholders’ equity	39,391	38,200

Total liabilities and stockholders’ equity	$39,391	$38,200

The following information on the parent only operating statements and cash flows as of December 31, 2010 and 2009 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Operations

	2010	2009
Dividend income	$-	$258
Equity in undistributed income of subsidiaries	2,570	1,733
Other expenses	60	97

Net income	$2,510	$1,894

Statements of Cash Flows

	2010	2009
Cash flows from operating activities:
Net income	$2,510	$1,894
Equity in undistributed income of the subsidiaries	(2,570)	(1,733)
Increase in other assets	27	-
Stock-based compensation	35	41

Net cash used in operating activities	(52)	202

Cash flows from financing activities:
Proceeds from exercise of options	117	2
Common stock repurchase	(315)	-
Net proceeds from sale of preferred stock	-	7,191
Net proceeds from sale of common stock warrants	-	205
Redemption of common stock warrants	-	(275)
Redemption of preferred stock	-	(7,414)
Cash dividend paid common stock	(1,118)	(1,036)
Cash dividend paid preferred stock	-	(127)

Net cash used in financing activities	(1,316)	(1,454)

Net change in cash for the period	(1,368)	(1,252)
Net cash at beginning of year	5,682	6,934

Net cash at end of year	$4,314	$5,682

NOTE 16  –  QUARTERLY FINANCIAL DATA (unaudited)

Selected Consolidated Quarterly Financial Data

2010 Quarter Ended, (In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,309	$3,380	$3,410	$3,374
Total interest expense	641	548	526	478

Net interest income	2,668	2,832	2,884	2,896
Provision for loan losses	75	-	25	25

Net interest income after provision for loan losses	2,593	2,832	2,859	2,871
Other income	422	485	579	728
Other expenses	2,450	2,425	2,399	2,366

Income before income taxes	565	892	1,039	1,233
Income tax expense	155	291	350	423

Net income	$410	$601	$689	$810

Earnings per share:
Basic	$0.08	$0.11	$0.13	$0.15

Diluted	$0.08	$0.11	$0.13	$0.15

2009 Quarter Ended, (In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,464	$3,438	$3,492	$3,460
Total interest expense	881	914	830	766

Net interest income	2,583	2,524	2,662	2,694
Provision for loan losses	450	150	150	200

Net interest income after provision for loan losses	2,133	2,374	2,512	2,494
Other income	1,071	716	594	550
Other expenses	2,666	2,645	2,450	2,348

Income before income taxes	538	445	656	696
Income tax expense (benefit)	(81)	114	194	214

Net income	619	331	462	482
Dividends on preferred stock and accretion	93	257	-	-

Net income available to common stockholders	$526	$74	$462	$482

Earnings per share:
Basic	$0.10	$0.01	$0.09	$0.09

Diluted	$0.10	$0.01	$0.08	$0.09

Note:	The sum of the four quarters of EPS may not equal EPS for the year due to rounding. Earnings per share have been adjusted to reflect the 5% stock dividend declared in April 2010 and paid in May 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 24, 2011.

SOMERSET HILLS BANCORP
By:/s/ Stewart E. McClure, Jr.
Stewart E. McClure, Jr.
President, Chief Executive Officer
and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 24, 2011.

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