Form 10-Q
period 2011-03-31
SOMERSET HILLS BANCORP
filed 2011-05-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

As of May 5, 2011 there were 5,455,857 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Cash and due from banks	$6,797	$5,480
Interest bearing deposits at other banks	39,368	52,086

Total cash and cash equivalents	46,165	57,566

Loans held for sale	1,183	2,230
Investment securities held to maturity (Approximate fair value of $10,653 in 2011 and $10,548 in 2010)	10,740	10,740
Investment securities available-for-sale	31,251	35,993

Loans receivable	219,347	207,146
Less: Allowance for loan losses	(2,953)	(2,875)

Net loans receivable	216,394	204,271

Premises and equipment, net	5,184	5,285
Bank owned life insurance	8,124	8,053
Accrued interest receivable	1,114	1,111
Prepaid expenses	1,155	1,251
Other assets	2,852	2,396

Total assets	$324,162	$328,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$64,419	$68,521
Interest bearing deposits-NOW, money market and savings	166,084	166,304
Certificates of deposit, under $100,000	20,880	21,101
Certificates of deposit, $100,000 and over	20,305	20,615

Total deposits	271,688	276,541

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	1,669	1,964

Total Liabilities	284,357	289,505

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized; none issued	—	—
Common Stock-authorized 9,000,000 Shares of no par value; issued and outstanding, 5,450,838 shares in 2011 and 5,421,924 in 2010	37,789	37,600
Retained earnings	1,422	1,145
Accumulated other comprehensive income	594	646

Total stockholders’ equity	39,805	39,391

Total liabilities and stockholders’ equity	$324,162	$328,896

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2011	2010

INTEREST INCOME
Loans, including fees	$2,871	$2,805
Investment securities	429	476
Interest bearing deposits with other banks	25	28

Total interest income	3,325	3,309

INTEREST EXPENSE
Deposits	359	550
Federal Home Loan Bank advances	91	91

Total interest expense	450	641

Net interest income	2,875	2,668

Provision for loan losses	75	75

Net interest income after provision for loan losses	2,800	2,593

NON-INTEREST INCOME
Service fees on deposit accounts	75	79
Gains on sales of mortgage loans, net	147	187
Bank owned life insurance	71	75
Gain on sales of investment securities, net	9	—
Other income	94	81

Total non-interest income	396	422

NON-INTEREST EXPENSE
Salaries and employee benefits	1,317	1,366
Occupancy expense	412	435
Advertising and business promotion	29	43
Stationery and supplies	43	40
Data processing	135	127
FDIC insurance	83	110
Other operating expense	334	329

Total non-interest expense	2,353	2,450

Income before provision for taxes	843	565

Provision for income taxes	240	155

Net income	$603	$410

Earnings per share:
Basic	$0.11	$0.08

Diluted	$0.11	$0.07

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance January 1, 2011	5,421,924	$37,600	$1,145	$646		$39,391

Exercise of common stock options, net of tax benefit	28,914	177	—	—		177
Stock based compensation		12	—	—		12
Cash dividend paid common		—	(326)	—		(326)
Net income for the period		—	603	—	$603	603
Other comprehensive income, net of taxes		—	—	(52)	(52)	(52)

Total comprehensive income					$551

Balance March 31, 2011	5,450,838	$37,789	$1,422	$594		$39,805

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$603	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	135
Provision for loan losses	75	75
Gain on sale of investment securities, net	(9)	—
Stock-based compensation	12	9
Mortgage loans originated for sale	(15,687)	(27,054)
Proceeds from mortgage loan sales	16,881	30,453
Gain on sale of mortgage loans	(147)	(187)
(Increase) decrease in accrued interest receivable	(3)	42
Increase in bank owned life insurance	(71)	(74)
Increase in other assets	(360)	(167)
Decrease in other liabilities	(270)	(50)

Net cash provided by operating activities	1,180	3,592

INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(1,000)	(2,916)
Maturity and payments of investment securities available for sale	3,699	5,732
Proceeds from sale of investment securities available for sale	1,934	—
Net increase in loans receivable	(12,198)	(2,088)
Purchases of premises and equipment	(14)	(20)

Net cash (used in) provided by investing activities	(7,579)	708

FINANCING ACTIVITIES:
Net decrease in demand deposit and savings accounts	(4,322)	(12,906)
Net decrease in certificates of deposit	(531)	(4,792)
Net change in proceeds from exercise of stock options	177	106
Cash dividends paid	(326)	(261)

Net cash used in financing activities	(5,002)	(17,853)

Net increase in cash and cash equivalents	(11,401)	(13,553)
Cash and cash equivalents at beginning of period	57,566	56,292

Cash and cash equivalents at end of period	$46,165	$42,739

Supplemental information:
Cash paid during the year for:
Interest	$454	$658
Income taxes	$377	$328

See accompanying notes to unaudited consolidated financial statements

SOMERSET HILLS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2011, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage any foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The current dividend payments are being made out of income earned during the period. On April 26, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share payable May 31, 2011 to shareholders of record as of May 19, 2011. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Three Months Ended, March 31, 2011			Three Months Ended, March 31, 2010

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$603	5,429	$0.11	$410	5,455	$0.08

Effect of dilutive securities:
Options/warrants	—	61		—	40

Diluted earnings per share:
Net income applicable to common stock-holders and assumed conversions	$603	5,490	$0.11	$410	5,495	$0.07

The table above excludes options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 10,805 and 24,168 for the three months ended March 31, 2011 and 2010, respectively.

c) Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31

	2011	2010

Net income	$603	$410
Unrealized holding gains (losses) on available for sale securities arising during the period	(87)	125
Reclassification adjustment for losses (gains) in realized income	9	—

Net change in unrealized gains (losses)	(78)	125
Tax effect	26	(42)

Net unrealized (losses) gains	(52)	83

Comprehensive income	$551	$493

d) Stock-Based Compensation

Stock Options:

For accounting purposes, the Company recognizes expense for shares of common stock awarded over the vesting period at the fair market value of the shares on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2010	302,591	$7.15

Granted	45,750	9.83
Exercised	(28,914)	6.07
Forfeited	(2,362)	7.45

Outstanding at March 31, 2011	317,065	$7.63	4.9 Years	$501

Exercisable as of March 31, 2011	242,507	$7.21	4.4 Years	$452

The total stock-based compensation expense for the first three months of 2011 and 2010 was approximately $12 thousand and $9 thousand, respectively. The total intrinsic value of common stock options exercised for the first three months of 2011 was approximately $84 thousand. The total intrinsic value of common stock options exercised for the first three months of 2010 was approximately $27 thousand.

The per share weighted-average fair values of stock options granted during the first three months of 2011 and 2010 was $1.96 and $1.65, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2011 and 2010: expected dividend yield of 2.44% and 2.53%, stock price volatility of 21.69% and 22.48%, risk-free interest rate of 2.84% and 3.12% and expected lives of 7 years.

During the first quarter of 2011, the expiration date of 25,000 options with a strike price of $6.05, held by the Company’s Chief Executive Officer, was extended by three years to March 19, 2014. No additional expense was recorded, since there was no increase in the fair value of the options resulting from the modification using the Black-Scholes option pricing model.

Stock Awards:

At the 2007 Annual Meeting the stockholders approved the adoption of the 2007 Equity Incentive Plan. The Company established the 2007 Equity Incentive Plan for directors, officers and employees of the Company. Up to 125,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under equity incentive plans over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of March 31, 2011, 2,474 shares were vested. For the three-month period ended March 31, 2011, the Company recognized $1 thousand of compensation expense related to the shares awarded. As of March 31, 2011 there was approximately $1 thousand of unrecognized compensation costs related to non-vested restricted stock plan shares. These costs are expected to be recognized over a period of approximately 0.2 years. The fair value of non-vested stock awards at March 31, 2011 was $6 thousand.

A summary of the status of the Company’s nonvested plan shares as of March 31, 2011 and changes during the quarter is as follows:

For the Three Months Ended March 31, 2011	Shares	Weighted Average Grant Date Share Value

Non-vested at beginning of period	731	$11.56
Granted	—	—
Forfeited	—	—
Vested	—	—

Non-vested at end of period	731	$11.56

e) Recent Accounting Pronouncements

Adoption of New Accounting Guidance

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses. The disclosure requirements are effective for interim and annual reporting periods ending on or after December 15, 2010. The impact of adoption was not material.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update(“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption.

2.	Segment Information

The Company’s mortgage operations are managed separately from the traditional banking and related financial services that the Company also offers. The mortgage company originates, predominantly for resale in the secondary market, conventional and non-conventional 1-4 family residential mortgages, Veterans Administration guaranteed mortgages, Department of Housing and Urban Development guaranteed mortgages and non-conventional programs, such as jumbo mortgages and a wide variety of adjustable products.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2011 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$3,311	$23	$(9)	$3,325
Interest expense	450	9	(9)	450
Provision for loan losses	75	—	—	75
Non-interest income	279	147	(30)	396
Non-interest expense including tax provision	2,424	199	(30)	2,593
Net income (loss)	641	(38)	—	603

Total assets	$323,898	$3,622	$(3,358)	$324,162

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2010 (in thousands)

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,288	$31	$(10)	$3,309
Interest expense	641	10	(10)	641
Provision for loan losses	75	—	—	75
Non-interest income	267	187	(32)	422
Non-interest expense including tax provision	2,412	225	(32)	2,605
Net income (loss)	427	(17)	—	410

Total assets	$312,056	$3,695	$(2,999)	$312,752

3.	Fair Value

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities:
U.S. Government sponsored
Agency Securities	$—	$6,566	$—
Mortgage Backed Securities - Residential	—	18,307	—
Collateralized Mortgage Obligations	—	4,906	—
Corporate Debt Securities	—	1,472	—

	Fair Value Measurements at December 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$9,023	$—
Mortgage Backed Securities - Residential	—	19,847	—
Collateralized Mortgage Obligations	—	5,677	—
Corporate Debt Securities	—	1,446	—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below at March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$—	$—	$145

	Fair Value Measurements at December 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$—	$—	$356

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Collateral dependent impaired loans for which there is a specific reserve had a carrying amount of $254 thousand with a valuation allowance of $109 thousand as of March 31, 2011, and had a carrying amount of $471 thousand with a valuation allowance of $114 thousand as of December 31, 2010. Specific reserves for impaired loans decreased by $5 thousand during the first quarter of 2011. At March 31, 2011 there was one commercial mortgage loan in this loan portfolio class. At December 31, 2010 there was one commercial loan and one commercial mortgage in this loan portfolio class.

The recorded value of loans held for sale is approximately $1.2 million and $2.2 million at March 31, 2011 and December 31, 2010, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending March 31, 2011 and December 31, 2010.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2011 and December 31, 2010 are outlined below.

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

(in thousands)	March 31, 2011		December 31, 2010

	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Cash and due from banks	$6,797	$6,797	$5,480	$5,480
Interest bearing deposits	39,368	39,368	52,086	52,086
Loans, including deferred fees and costs	219,347	220,048	207,146	208,199
Non-time deposits	230,503	230,503	234,825	234,825
Time deposits	41,185	41,854	41,716	42,456
Federal Home Loan Bank borrowings	11,000	12,663	11,000	12,707

4.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at March 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$9,228	$146	$(106)	$9,268
Corporate debt securities	1,512	—	(127)	1,385

Total held to maturity	$10,740	$146	$(233)	$10,653

Available for Sale

Corporate Debt Securities	$1,472	$13	$(13)	$1,472
U.S. Government Sponsored Agency Securities	6,604	1	(39)	6,566
Mortgage Backed Securities - Residential	17,447	867	(7)	18,307
Collaterized Mortgage Obligations	4,828	78	—	4,906

Total available-for-sale	$30,351	$959	$(59)	$31,251

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$9,227	$120	$(138)	$9,209
Corporate debt securities	1,513	—	(174)	1,339

Total held to maturity	$10,740	$120	$(312)	$10,548

Available for Sale

Corporate Debt Securities	$1,470	$5	$(29)	$1,446
U.S. Government Sponsored Agency Securities	9,051	15	(43)	9,023
Mortgage Backed Securities - Residential	18,909	940	(2)	19,847
Collaterized Mortgage Obligations	5,583	94	—	5,677

Total available-for-sale	$35,013	$1,054	$(74)	$35,993

The amortized cost and fair value of the Company’s investment securities held to maturity and available-for-sale at March 31, 2011 and December 31, 2010 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

March 31, 2011	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$—	$—
Due in one to five years	580	605
Due in five years to ten years	1,634	1,627
Due after ten years	8,526	8,421

	$10,740	$10,653

Available for Sale
Due in one year or less	$—	$—
Due in one year to five years	4,534	4,534
Due in five years to ten years	3,088	3,051
Due after ten years	454	453
Mortgage Backed Securities and Collaterized Mortgage Obligations	22,275	23,213

	$30,351	$31,251

December 31, 2010	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$—	$—
Due in one to five years	581	608
Due in five years to ten years	1,917	1,894
Due after ten years	8,242	8,046

	$10,740	$10,548

Available for Sale
Due in one year or less	$—	$—
Due in one year to five years	3,542	3,538
Due in five years to ten years	5,564	5,528
Due after ten years	1,415	1,403
Mortgage Backed Securities and Collaterized Mortgage Obligations	24,492	25,524

	$35,013	$35,993

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unrecog nized Losses	Estimated Fair Value	Unrecog nized Losses	Estimated Fair Value	Unrecog nized Losses

Held to Maturity
Municipal securities	$2,224	$68	$281	$38	$2,505	$106
Corporate debt securities	511	2	874	125	1,385	127

Total	$2,735	$70	$1,155	$163	$3,890	$233

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale
U.S. Government Sponsored Agency Securities	$4,974	$39	$—	$—	$4,974	$39
Mortgage Backed Securities	982	7	—	—	982	7
Corporate debt securities	987	13	—	—	987	13

Total	$6,943	$59	$—	$—	$6,943	$59

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unrecog nized Losses	Estimated Fair Value	Unrecog nized Losses	Estimated Fair Value	Unrecog nized Losses

Held to Maturity
Municipal securities	$3,708	$98	$279	$40	$3,987	$138
Corporate debt securities	503	11	836	163	1,339	174

Total	$4,211	$109	$1,115	$203	$5,326	$312

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale
U.S. Government Sponsored Agency Securities	$5,576	$43	$—	$—	$5,576	$43
Mortgage Backed Securities	1,004	2	—	—	1,004	2
Corporate debt securities	971	29	—	—	971	29

Total	$7,551	$74	$—	$—	$7,551	$74

For the three months ended March 31, 2011 the gross proceeds on sale of investment securities was approximately $1.9 million. For the three months ended March 31, 2011 gross gains on sale of investment securities were $20 thousand and gross losses on sale of investment securities were $11 thousand. There were no sales of investment securities for the three months ended March 31, 2010.

At March 31, 2011, there were $1.2 million in securities held to maturity with gross unrealized losses that had been in a continuous unrealized loss position for twelve or more months. Unrealized losses on these securities have not been recognized into income because the issuer(s) bonds are investment grade, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the bond(s) approach maturity.

Securities with an amortized cost of $1.1 million were pledged to secure public funds on deposit at March 31, 2011.

5. Loans

The following table presents information about impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010 (in thousands):

Impaired Loans

March 31, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$208	$209	$—
Commercial mortgage	777	777	—
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	990	1,007	130
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	208	209	—
Commercial mortgage	1,767	1,784	130
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Impaired Loans

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	782	787	—
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

With an allowance recorded:
Commercial	217	217	5
Commercial mortgage	992	862	134
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	217	217	5
Commercial mortgage	1,774	1,649	134
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

	Three months ended

	March 31 2011	March 31 2010

Average of individually impaired loans during period:

Commercial	$213	$893
Commercial mortgage	1,770	2,041
Construction, land and land development	—	914
Consumer	—	205
Residential	—	—

Interest income recognized during impairment:

Commercial	$3	$9
Commercial mortgage	23	33
Construction, land and land development	—	7
Consumer	—	—
Residential	—	—

There was no cash-basis interest income recognized on any loans for the three months ended March 31, 2011 and 2010, respectively.

The following table presents loans receivable on nonaccrual status by loan portfolio class as of March 31, 2011 and December 31, 2010 (in thousands):

Nonaccrual loans	March 31, 2011	December 31, 2010

Commercial	$—	$—
Commercial mortgage	254	254
Construction, land and land development	—	—
Consumer	—	—
Residential	—	—

Total	$254	$254

The balance of troubled debt restructured loans at March 31, 2011 and December 31, 2010 is represented by two credits that are currently performing under their restructured terms and for which the Company has no commitment to lend additional funds. The following table presents information about restructured loans by loan portfolio class as of March 31, 2011 (in thousands):

March 31, 2011 Troubled Debt Restructurings	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Commercial	—	$—	$—
Commercial mortgage	2	744	719
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

The following table presents information about restructured loans by loan portfolio class as of December 31, 2010 (in thousands):

December 31, 2010 Troubled Debt Restructurings	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Commercial	—	$—	$—
Commercial mortgage	2	744	719
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

The following table presents past due and current loans, including non accrual and restructured loans, by the loan portfolio class as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$—	$1,845	$—	$1,845	$29,143	$30,988	$—
Commercial mortgage	501	—	254	755	107,738	108,493	—
Construction, land
and land development	—	—	—	—	6,891	6,891	—
Consumer	115	—	—	115	41,535	41,650	—
Residential	—	—	—	—	31,158	31,158	—

Total	$616	$1,845	$254	$2,715	$216,465	$219,180	$—

December 31, 2010	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$2	$—	$—	$2	$31,554	$31,556	$—
Commercial mortgage	510	—	254	764	97,419	98,183	—
Construction, land
and land development	—	—	—	—	7,489	7,489	—
Consumer	—	—	—	—	42,864	42,864	—
Residential	—	—	—	—	26,907	26,907	—

Total	$512	$—	$254	$766	$206,233	$206,999	$—

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

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor, or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Normal payment from the borrower is in jeopardy, although loss of principal, while still possible, is not imminent.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$27,858	$2,922	$208	$—	$30,988
Commercial mortgage	105,523	1,203	1,767	—	108,493
Construction, land and land development	6,891	—	—	—	6,891
Consumer	41,382	268	—	—	41,650
Residential	30,353	805	—	—	31,158

Total	$212,007	$5,198	$1,975	$—	$219,180

December 31, 2010

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$28,367	$2,973	$217	$—	$31,557
Commercial mortgage	95,191	1,217	1,774	—	98,182
Construction, land and land development	7,489	—	—	—	7,489
Consumer	42,592	272	—	—	42,864
Residential	26,102	805	—	—	26,907

Total	$199,741	$5,267	$1,991	$—	$206,999

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2011 and December 31, 2010.

March 31, 2011

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$130	$—	$—	$—	$—	$130
Collectively evaluated for impairment	172	1,800	91	492	230	38	2,823

Total	$172	$1,930	$91	$492	$230	$38	$2,953

Loans Receivable
Individually evaluated for impairment	$208	$1,767	$—	$—	$—		$1,975
Collectively evaluated for impairment	30,780	106,726	6,891	41,650	31,158		217,205

Total	$30,988	$108,493	$6,891	$41,650	$31,158		$219,180

December 31, 2010

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:

Individually evaluated for impairment	$5	$134	$—	$—	$—	$—	$139
Collectively evaluated for impairment	181	1,687	102	506	205	55	2,736

Total	$186	$1,821	$102	$506	$205	$55	$2,875

Loans Receivable
Individually evaluated for impairment	$217	$1,774	$—	$—	$—		$1,991
Collectively evaluated for impairment	31,340	96,408	7,489	42,864	26,907		205,008

Total	$31,557	$98,182	$7,489	$42,864	$26,907		$206,999

The following table presents the amount of the Company’s allowance for loan losses by class of loans based on the most recent analysis performed as of March 31, 2011 (in thousands):

Allowance for Loan Losses	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance beginning of the year	$186	$1,821	$102	$506	$205	$55	$2,875
Charge-offs	—	—	—	(2)	—	—	(2)
Recoveries	5	—	—	—	—	—	5
Provision charged to expense	(19)	109	(11)	(12)	25	(17)	75

Total	$172	$1,930	$91	$492	$230	$38	$2,953

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A – Risk Factors as included in the Company’s Annual Report Form 10K filed for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2010 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 20 and 22 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Three Months ended March 31, 2011 and March 31, 2010

Overview

For the three months ended March 31, 2011 net income was $603,000, or $0.11 per diluted share, compared to $410,000, or $0.07 per diluted share, for the same period in 2010. The increase in net income for the third quarter of 2011 versus the third quarter of 2010 was due to higher net interest income and lower non-interest expenses. These increases were partially offset by decreases in gains on sales of mortgage loans.

At March 31, 2011, total assets were $324.2 million, a decrease of $4.7 million from $328.9 million at year-end 2010. The decrease was primarily due to a $4.1 million decrease in non-interest bearing demand deposits. Cash and cash equivalents declined by $11.4 million and investment securities available for sale declined by $4.7 million, while loans receivable increased by $12.2 million.

Net Interest Income

Net interest income on a fully taxable equivalent basis for the first quarter of 2011 totaled $2.925 million, an increase of $199,000, or 7.3%, from $2.726 million earned in the year ago quarter. The increase in net interest income was due to a widening of the net interest margin, which increased by 17 basis points to 3.99% in the current quarter from 3.82% in the prior year quarter, coupled with a 2.8% increase in average interest-earning assets to $297.3 million in the current quarter from $289.1 million in the prior year quarter. The increase in the net interest margin was primarily due to a reduction in rates paid for funds. The average rate paid on interest-bearing liabilities was 0.86% for the first quarter of 2011 versus 1.20% for the first quarter of 2010. Further contributing to the wider margin was an improved deposit mix, resulting from core deposit growth, and an improved asset mix, resulting from loan growth. Average core deposits (defined as all deposits other than time deposits) measured as a percent of average total deposits was 84.5% for the first quarter of 2011 versus 81.6% for the first quarter of 2010. The loan portfolio as a percent of total interest earning assets increased to 72.5% in the first quarter of 2011 from 71.2% in the prior year quarter.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three months ended March 31, 2011 and 2010. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended March 31,

	2011			2010

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets
Interest bearing deposits at other banks	$33,469	$25	0.31%	$35,427	$28	0.32%
Loans	215,494	2,850	5.36%	205,928	2,776	5.47%
Loans held for sale	1,402	21	6.07%	2,077	29	5.70%
Investment securities	46,035	465	4.10%	44,821	522	4.72%
Restricted stock	947	14	5.77%	880	12	5.75%

Total interest earning assets	$297,347	$3,375	4.60%	$289,133	$3,367	4.72%

Non-interest earning assets	23,309			22,400
Allowance for loan losses	(2,913)			(3,159)

Total Assets	$317,743			$308,374

Liabilities and Equity

Interest bearing demand deposits	$135,170	$132	0.40%	$126,341	$236	0.76%
Savings	7,502	4	0.21%	6,394	5	0.30%
Money Market	18,554	17	0.37%	24,909	28	0.46%
Certificates of deposits	41,082	206	2.04%	47,340	281	2.40%
FHLB advances/ other borrowings	11,000	91	3.37%	11,000	91	3.37%

Total interest bearing liabilities	213,308	450	0.86%	215,984	641	1.20%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	63,247			52,203
Other liabilities	1,415			1,357

Total Liabilities	277,970			269,544
Stockholders’ Equity	39,773			38,830

Total Liabilities and Stockholders’ Equity	$317,743			$308,374

Net Interest Income		$2,925			$2,726

Net Interest Spread			3.74%			3.52%
Net Interest Margin			3.99%			3.82%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The provision for loan losses was $75,000 for both the first quarter of 2011 and 2010. The loan loss provisioning during 2011 was largely due to loan growth, whereas the provisioning in 2010 was primarily attributable to deterioration of specific credits, consistent with the continued downturn in the economy at that time. Although the Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain among the soundest relative to its competitive peer groups, management believes there continue to be heightened risks in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income declined to $396,000 in the first quarter of 2011 from $422,000 in the first quarter of 2010, due primarily to a $40,000 decline in gains on sales of residential loans at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank, which originates loans for sale strictly on a pre-sold flow-basis. Sullivan’s origination volume was down due to declining residential mortgage refinancing activity and continued low home purchase activity. Partially offsetting the reduction in mortgage banking revenue was $9,000 in net gains realized on the sale of investment securities during the 2011 first quarter.

Non-Interest Expense

Non-interest expenses decreased by $97,000, or 4.0%, to $2.353 million in the first quarter of 2011 from $2.450 million in the first quarter of 2010, due primarily to decreases in employee, occupancy and FDIC premium expenses. Employee costs declined $49,000 due to improved utilization of new and existing staff; occupancy costs improved by $23,000 due largely to lower branch lease costs; and the Bank’s FDIC assessment declined $27,000, due to the elimination of the FDIC transaction account guarantee program as well as higher anticipated premiums in the 2010 first quarter. Management continues its cost containment efforts, which have yielded cost savings in all areas of the Company’s operations.

Income Taxes

The Company recorded provisions for income taxes of $240,000 for the first quarter of 2011 and $155,000 for the first quarter of 2010. The effective tax rate was 28.5% for the first quarter of 2011 and 27.4% for same period one year ago. The increase in the effective tax rate for this year’s first quarter was due to an increase in income from taxable sources, partially offset by an income tax benefit resulting from a restructuring of certain employee stock options previously granted.

FINANCIAL CONDITION

March 31, 2011 as compared to December 31, 2010

Total assets as of March 31, 2011 decreased to $324.2 million from $328.9 million at December 31, 2010. The largest components of the decrease were cash and cash equivalents (down $11.4 million), loans held for sale (down $1.0 million) and investment securities available for sale (down $4.7 million). These declines were partially offset by a $12.2 increase in loans receivable. The decline in cash reflects largely seasonal factors associated with our level of deposits, which spiked up at year-end. The decline in loans held for sale, which consist of mortgage loans originated by our mortgage banking subsidiary, was also related to seasonal factors as well as an industry-wide reduction in mortgage refinancing activity. Our portfolio of investment securities available for sale declined as the prolonged period of lower interest rates has resulted in continued pay-downs of mortgage-backed securities and calls of certain agency obligations. In addition, during the first quarter of 2011 the Company sold $2.0 million of U.S. Treasury securities as part of its interest-rate risk management processes. The sale resulted in a pretax capital gain of $9,000. Over the course of 2009 and 2010 and into 2011, management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account, which is currently earning 0.25% per annum. The increase in loans reflects management’s successful efforts to build the Bank’s loan portfolio as overall economic conditions begin to stabilize.

Total loans at March 31, 2011 increased $12.2 million to $219.3 million from $207.1 million at year-end 2010. The changes in and composition of the loan portfolio, by category, as of March 31, 2011 compared to December 31, 2010 is as follows: Commercial loans decreased $0.6 million to $31.0 million, construction, land and land development loans decreased by $0.6 million to $6.9 million, commercial mortgage loans increased $10.3 million to $108.5 million; home equity loans decreased by $1.1 million to $41.2 million; residential mortgage loans increased by $4.3 million to $31.2 million; and other consumer loans decreased by $66 thousand to $466 thousand. During the first three months of 2011, the loan portfolio was positively impacted by an increase in commercial and commercial real estate loan demand, as well as refinancing strategies employed by many of the Bank’s borrowers. With regard to new loan originations, the Bank has made a strategic decision to hold in its loan portfolio a portion of residential mortgages that meet high credit quality standards that were closed by Sullivan Financial, the Bank’s mortgage banking subsidiary.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2011		December 31, 2010

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$30,988	14.1%	$31,556	15.2%
Construction, land and land development	6,891	3.2%	7,489	3.6%
Commercial mortgages	108,493	49.5%	98,183	47.4%
Residential mortgages	31,158	14.2%	26,907	13.0%
Consumer	41,650	19.0%	42,864	20.8%

Gross loans	219,180	100.0%	206,999	100.0%

Net deferred costs	167		147

Total loans	219,347		207,146
Less: Allowance for loan losses	2,953		2,875

Net Loans	$216,394		$204,271

Commercial loans are loans made for business purposes and are primarily secured by collateral, such as cash balances with the Bank, marketable securities held by or under the control of the Bank, business assets including accounts receivable, inventory and equipment and liens on commercial and residential real estate. Construction, land and land development loans include loans secured by first liens on commercial or residential properties to finance the construction or renovation of such properties. Commercial mortgages include loans secured by first liens on completed commercial properties to purchase or refinance such properties. Residential mortgages include loans secured by first liens on residential real estate, and are generally made to existing customers of the Bank to purchase or refinance primary and secondary residences. Consumer loans consist primarily of home equity loans secured by 1st or 2nd liens.

Securities available for sale decreased $4.7 million, or 13.1%, from $36.0 million at year-end 2010 to $31.3 million at March 31, 2011. Securities held to maturity remained constant at $10.7 million from December 31, 2010 to March 31, 2011. The Company purchased $1.0 million in new securities during the first three months of 2011 and $5.6 million in securities matured or were sold, called or prepaid. There were $594 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $41 thousand in net amortization expenses during the first three months of 2011.

Total deposits decreased $4.8 million to $271.7 million as of March 31, 2011 from $276.5 million as of December 31, 2010. Core deposits (i.e., all deposits other than time deposits) declined $4.3 million, largely due to seasonal factors that impact our commercial customers. Management continues to monitor the Bank’s deposit portfolio through its Investment and Asset/Liability Committee.

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and troubled debt restructurings TDRs as of the dates indicated (in thousands):

	March 31, 2011	December 31, 2010

Non-accrual loans	$254	$254
Loans past due 90 days and still accruing	—	—

Total non-performing loans	$254	$254
OREO	—	—

Total non-performing assets	$254	$254

Troubled debt restructured loans	$736	$738

Non-accrual loans to total loans	0.12%	0.12%
Non-performing assets to total assets	0.08%	0.08%
Allowance for loan losses as a % of non-performing loans	1,163%	1,132%
Allowance for loan losses to total loans	1.35%	1.39%

Loans delinquent 30-89 days were $2.5 million at March 31, 2011, up from $512 thousand at December 31, 2010.

As of each of March 31, 2011 and December 31, 2010, there were $2.0 million in impaired loans. The amount of the allowance for loan losses allocated for impaired loans as of March 31, 2011 and December 31, 2010 was $130 thousand and $139 thousand, respectively.

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

At March 31, 2011, the allowance for loan losses was $3.0 million, up $78 thousand from year-end 2010. There were $3,000 in net loan recoveries for the quarter ended March 31, 2011 compared to no charge-offs or recoveries in 2010. The allowance for loan losses as a percentage of loans receivable was 1.35% at March 31, 2011 and 1.39% at December 31, 2010.

The following table describes the activity in the allowance for loan losses account for the periods ended (in thousands):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010

Allowance for loan losses at beginning of period	$2,875	$3,111
Charge-offs	(2)	—
Recoveries	5	—

Net recoveries	3	—
Provision for loan losses	75	75

Allowance for loan losses at end of period	$2,953	$3,186

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of March 31, 2011 and 2010 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of March 31, 2011, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will decrease our net interest income by 0.4%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.4%. As of March 31, 2010, our model predicted that a 200 basis point gradual increase in general interest rates would increase net interest income by 2.7%, while a 200 basis point decrease would decrease net interest income by 1.3%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of March 31, 2011, was -1.51% with a rate shock of up 200 basis points, and 0.33% with a rate shock of down 200 basis points. At March 31, 2010, the variances were -0.61% assuming an up 200 basis points rate shock and -0.86% assuming a down 200 basis points rate shock.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At March 31, 2011, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At March 31, 2011, liquid assets (cash and due from banks, interest bearing deposits at other banks, and investment securities available for sale) were approximately $77.4 million, which represents 23.9% of total assets and 27.4% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $81.0 million (subject to available qualified collateral, with current borrowings of $11.0 million outstanding at March 31, 2011). In addition, during 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of March 31, 2011 of $9.8 million) with the Federal Reserve Bank of New York for direct discount window borrowings. In addition, the Bank has in place additional borrowing capacity of $13.0 million through correspondent banks. At March 31, 2011 outstanding commitments for the Bank to extend credit were $82.4 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $39.8 million at March 31, 2011. Activity in stockholders’ equity consisted of an increase in retained earnings of $277 thousand which represents net income of $603 thousand earned during the first three months of 2011 offset by a cash dividend payment of $326 thousand. Common stock increased by $177 thousand from the exercise of stock options for the first three months of 2011. Accumulated comprehensive income decreased by $52 thousand resulting from a net change in unrealized gain on securities available for sale.

At March 31, 2011the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2011 and 2010, for the Bank, as well as the minimum regulatory requirements.

	Actual		Minimum Regulatory Requirement		For Classification as Well Capitalized

March 31, 2011	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

The Bank:
Leverage Capital	$34,723	10.94%	$12,699	4.00%	$15,873	≥5.00%
Tier 1-Risk Based	$34,723	13.84%	$10,033	4.00%	$15,050	≥6.00%
Total Risk-Based	$37,676	15.02%	$20,066	8.00%	$25,084	≥10.00%

March 31, 2010	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

The Bank:
Leverage Capital	$31,992	10.38%	$12,324	4.00%	$15,405	≥5.00%
Tier 1-Risk Based	$31,992	13.27%	$9,642	4.00%	$14,463	≥6.00%
Total Risk-Based	$35,007	14.52%	$19,284	8.00%	$24,106	≥10.00%

The Company’s tangible common equity ratio was 12.28% as of March 31, 2011 and 12.33% as of March 31, 2010. As the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements at the company level.

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

(a) and (b) - none

(c)

In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October, 2007 the Board increased this program by another 250,000 shares. There were no securities repurchased during the first quarter of 2011.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	(Reserved)

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

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

SOMERSET HILLS BANCORP

Date: May 12, 2011	By:/s/ William S. Burns

WILLIAM S. BURNS
Executive Vice President and
Chief Financial Officer