Form 10-Q
period 2011-06-30
SOMERSET HILLS BANCORP
filed 2011-08-12
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

As of August 4, 2011 there were 5,455,316 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Cash and due from banks	$5,721	$5,480
Interest bearing deposits at other banks	46,577	52,086

Total cash and cash equivalents	52,298	57,566

Loans held for sale	2,920	2,230

Investment securities held to maturity (Approximate market value of $10,869 in 2011 and $10,548 in 2010)	10,739	10,740
Investment securities available-for-sale	34,859	35,993

Loans receivable	222,260	207,146
Less: allowance for loan losses	(2,986)	(2,875)

Net loans receivable	219,274	204,271

Premises and equipment, net	5,078	5,285
Bank owned life insurance	8,196	8,053
Accrued interest receivable	1,140	1,111
Prepaid expenses	1,056	1,251
Other assets	2,896	2,396

Total assets	$338,456	$328,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$73,123	$68,521
Interest bearing deposits-NOW, money market and savings	170,581	166,304
Certificates of deposit, under $100,000	21,601	21,101
Certificates of deposit, $100,000 and over	20,209	20,615

Total deposits	285,514	276,541

Federal Home Loan Bank advances	11,000	11,000
Other liabilities	1,593	1,964

Total liabilities	298,107	289,505

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,455,316 shares in 2011 and 5,421,924 in 2010	37,833	37,600
Retained earnings	1,746	1,145
Accumulated other comprehensive income	770	646

Total stockholders’ equity	40,349	39,391

Total liabilities and stockholders’ equity	$338,456	$328,896

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010

INTEREST INCOME
Loans, including fees	$2,945	$2,895	$5,816	$5,700
Investment securities	397	461	826	937
Interest bearing deposits with other banks	34	24	60	52

Total interest income	3,376	3,380	6,702	6,689

INTEREST EXPENSE
Deposits	371	455	730	1,005
Federal Home Loan Bank advances	92	93	184	184

Total interest expense	463	548	914	1,189

Net interest income	2,913	2,832	5,788	5,500

Provision for loan losses	30	—	105	75

Net interest income after provision for loan losses	2,883	2,832	5,683	5,425

NON-INTEREST INCOME
Service fees on deposit accounts	69	69	144	148
Gains on sales of mortgage loans, net	139	262	286	449
Bank owned life insurance	72	74	143	149
Gain on sales of investment securities, net	—	—	9	—
Other income	88	80	183	161

Total non-interest income	368	485	765	907

NON-INTEREST EXPENSE
Salaries and employee benefits	1,288	1,314	2,606	2,680
Occupancy expense	361	427	774	862
Advertising and business promotion	40	65	69	108
Stationery and supplies	38	35	81	75
Data processing	138	136	272	263
FDIC insurance	60	91	143	201
Other operating expense	353	357	687	686

Total non-interest expense	2,278	2,425	4,632	4,875

Income before provision for income taxes	973	892	1,816	1,457

Provision for income taxes	322	291	562	446

Net income	$651	$601	$1,254	$1,011

Earnings per share:
Basic	$0.12	$0.11	$0.23	$0.19

Diluted	$0.12	$0.11	$0.23	$0.18

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance, January 1, 2011	5,421,924	$37,600	$1,145	$646		$39,391

Exercise of common stock options, net of tax benefit	34,371	211	—	—		211
Stock based compensation	(979)	22	—	—		22
Net income for the period		—	1,254	—	$1,254	1,254
Cash dividends paid – common ($0.12 per share)		—	(653)	—		(653)
Other comprehensive income, net of taxes		—	—	124	124	124

Total comprehensive income					$1,378

Balance, June 30, 2011	5,455,316	$37,833	$1,746	$770		$40,349

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2011	2010

OPERATING ACTIVITIES:
Net income	$1,254	$1,011
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	301	273
Provision for loan losses	105	75
Gain on sale of investment securities, net	(9)	—
Mortgage loans originated for sale	(27,937)	(57,682)
Proceeds from mortgage loan sales	27,533	61,583
Gain on sale of mortgage loans	(286)	(449)
Increase in accrued interest receivable	(29)	(25)
Increase in bank owned life insurance	(143)	(149)
Stock based compensation	22	16
(Increase) decrease in other assets	(305)	51
Decrease in other liabilities	(436)	(33)

Net cash provided by operating activities	70	4,671

INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(7,131)	(7,033)
Maturity and payments of investment securities available for sale	6,449	8,904
Maturity and payments of investment securities held to maturity	1	735
Proceeds from sale of investment securities available for sale	1,934	—
Net increase in loans receivable	(15,108)	(904)
Purchases of premises and equipment	(14)	(118)

Net cash (used in) provided by investing activities	(13,869)	1,584

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposit and savings accounts	8,879	(4,210)
Net increase (decrease) in certificates of deposit	94	(10,124)
Cash dividends paid	(653)	(520)
Net change in proceeds from exercise of stock options	211	117

Net cash provided by (used in) financing activities	8,531	(14,737)
Net decrease in cash and cash equivalents	(5,268)	(8,482)
Cash and cash equivalents at beginning of period	57,566	56,292

Cash and cash equivalents at end of period	$52,298	$47,810

Supplemental information:
Cash paid during the year for:
Interest	$977	$1,222
Income taxes	927	518

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2011, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The current dividend payments are being made out of income earned during the period. On July 21, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share payable August 31, 2011 to shareholders of record as of August 17, 2011. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$1,254	5,442	$0.23	$1,011	5,457	$0.19

Effect of dilutive securities:
Options	—	57		—	46

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$1,254	5,499	$0.23	$1,011	5,503	$0.18

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$651	5,454	$0.12	$601	5,459	$0.11

Effect of dilutive securities:
Options	—	60		—	53

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$651	5,514	$0.12	$601	5,512	$0.11

The tables above exclude options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 10,407 and 17,330 for the three months ended June 30, 2011 and 2010, respectively. The number of anti-dilutive common stock options totaled 12,909 and 20,776 for the six months ended June 30, 2011 and 2010, respectively.

c) Comprehensive Income

The components of other comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30

	2011	2010	2011	2010

Net income	$651	$601	$1,254	$1,011
Change in unrealized holding gains (losses) on available for sale securities arising during the period	265	198	196	323
Reclassification adjustment for losses (gains) in realized income	—	—	(9)	—

Net change in unrealized gains (losses)	265	198	187	323

Tax effect	(89)	(67)	(63)	(110)

Net unrealized (losses) gains	176	131	124	213

Comprehensive income	$827	$732	$1,378	$1,224

d) Stock-Based Compensation

Stock Options:

For accounting purposes, the Company recognizes expense for common stock options awarded over the vesting period at the fair market value of the options on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2010	302,591	$7.15

Granted	45,750	9.83
Exercised	(34,371)	6.07
Forfeited	(7,004)	8.95

Outstanding at June 30, 2011	306,966	$7.63	4.8 Years	$438

Exercisable as of June 30, 2011	230,641	$7.24	3.4 Years	$397

The total stock-based compensation expense for the first six months of 2011 and 2010 was approximately $22 thousand and $16 thousand, respectively. The total intrinsic value of common stock options exercised for the first six months of 2011 and 2010 was approximately $99 thousand and $44 thousand, respectively.

The per share weighted-average fair values of stock options granted during 2011 and 2010 was $1.96 and $1.57, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2011 and 2010: expected dividend yield of 2.44% and 2.53%, stock price volatility of 21.69% and 20.60%, risk-free interest rate of 2.84% and 3.12% and expected lives of 7 years.

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

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of June 30, 2011, 3,067 shares were vested. For the six month period ended June 30, 2011, the Company recognized $2 thousand of compensation expense related to the shares awarded. As of June 30, 2011 all share awards were vested and no additional costs are expected to be recognized

A summary of the status of the Company’s nonvested plan shares as of June 30, 2011 and changes during the quarter ended is as follows:

For the Three Months Ended June 30, 2011

	Shares	Weighted Average Grant Date Share Value

Nonvested at beginning of period	731	$11.56
Granted	—	—
Forfeited	(138)	11.56
Vested	(593)	11.56

Nonvested at end of period	—	$—

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. The impact of adoption was not material.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2011 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,364	$19	$(7)	$3,376
Interest expense	463	7	(7)	463
Provision for loan losses	30	—	—	30
Non-interest income	259	139	(30)	368
Non-interest expense including tax provision	2,444	186	(30)	2,600
Net income	686	(35)	—	651

Total assets	$337,504	$4,970	$(4,018)	$338,456

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2010 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,352	$43	$(15)	$3,380
Interest expense	548	15	(15)	548
Provision for loan losses	—	—	—	—
Non-interest income	255	262	(32)	485
Non-interest expense including tax provision	2,486	262	(32)	2,716
Net income	576	28	—	601

Total assets	$315,795	$3,580	$(2,685)	$316,690

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2011 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$6,675	$42	$(15)	$6,702
Interest expense	914	15	(15)	914
Provision for loan losses	105	—	—	105
Non-interest income	539	286	(60)	765
Non-interest expense including tax provision	4,869	385	(60)	5,194
Net income	1,326	(72)	—	1,254

Total assets	$327,504	$4,970	$(4,018)	$338,456

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$9,694	$—
Mortgage Backed Securities - Residential	—	19,438	—
Collateralized Mortgage Obligations	—	4,263	—
Corporate debt securities	—	1,464	—

	Fair Value Measurements at December 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$9,023	$—
Mortgage Backed Securities – Residential	—	19,847	—
Collateralized Mortgage Obligations	—	5,677	—
Corporate debt securities	—	1,446	—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below at June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at June 30, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$—	$—	$145

	Fair Value Measurements at December 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$—	$—	$356

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. Collateral dependent impaired loans for which there is a specific reserve had a recorded investment of $253 thousand with a valuation allowance of $108 thousand as of June 30, 2011, and had a recorded investment of $471 thousand with a valuation allowance of $114 thousand as of December 31, 2010. Specific reserves for impaired loans decreased by $6 thousand during the first six months of 2011. At June 30, 2011 there was one commercial mortgage loan in this loan portfolio class. At December 31, 2010 there was one commercial loan and one commercial mortgage in this loan portfolio class.

The recorded value of loans held for sale is approximately $2.9 million and $2.2 million at June 30, 2011 and December 31, 2010, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending June 30, 2011 and December 31, 2010.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2011 and December 31, 2010 are outlined below.

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

	June 30, 2011		December 31, 2010

(in thousands)	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Cash and due from banks	$5,721	$5,721	$5,480	$5,480
Interest bearing deposits	46,577	46,577	52,086	52,086
Loans, including deferred fees and costs	222,260	224,173	207,146	208,199
Non-time deposits	243,704	243,704	234,825	234,825
Time deposits	41,810	42,702	41,716	42,456
Federal Home Loan Bank borrowings	11,000	12,639	11,000	12,707

4.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at June 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$9,228	$259	$(22)	$9,465
Corporate debt securities	1,511	—	(107)	1,404

Total held to maturity	$10,739	$259	$(129)	$10,869

Available for Sale

U.S. Government Sponsored Agency Securities	$9,624	$70	$—	$9,694
Mortgage Backed Securities - Residential	18,418	$1,020	—	19,438
Collateralized Mortgage Obligations	4,178	85	—	4,263
Corporate debt securities	1,473	6	(15)	1,464

Total available for sale	$33,693	$1,181	$(15)	$34,859

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$9,227	$120	$(138)	$9,209
Corporate debt securities	1,513	—	(174)	1,339

Total held to maturity	$10,740	$120	$(312)	$10,548

Available for Sale

U.S. Government Sponsored Agency Securities	$9,051	$15	$(43)	$9,023
Corporate debt securities	1,470	5	(29)	1,446
Mortgage Backed Securities - Residential	18,909	940	(2)	19,847
Collateralized Mortgage Obligations	5,583	94	—	5,677

Total available for sale	$35,013	$1,054	$(74)	$35,993

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

June 30, 2011	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$375	$384
Due in one to five years	706	686
Due in five years to ten years	1,416	1,472
Due after ten years	8,242	8,327

	$10,739	$10,869

Available for Sale
Due in one year or less	$—	$—
Due in one year to five years	4,525	4,536
Due in five years to ten years	5,009	5,057
Due after ten years	1,563	1,565
Mortgage Backed Securities and Collateralized Mortgage Obligations	22,596	23,701

	$33,693	$34,859

December 31, 2010	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$—	$—
Due in one to five years	581	608
Due in five years to ten years	1,917	1,894
Due after ten years	8,242	8,046

	$10,740	$10,548

Available for Sale
Due in one year or less	$—	$—
Due in one year to five years	3,542	3,538
Due in five years to ten years	5,564	5,528
Due after ten years	1,415	1,403
Mortgage Backed Securities and Collateralized Mortgage Obligations	24,492	25,524

	$35,013	$35,993

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Held to Maturity
Municipal securities	$—	$—	$297	$22	$297	$22
Corporate debt securities	509	4	896	103	1,405	107

Total	$506	$4	$1,193	$125	$1,702	$129

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale
Corporate debt securities	$985	$15	$—	$—	$985	$15

Total	$985	$15	$—	$—	$985	$15

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Held to Maturity
Municipal securities	$3,708	$98	$279	$40	$3,987	$138
Corporate debt securities	503	11	836	163	1,339	174

Total	$4,211	$109	$1,115	$203	$5,326	$312

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale
U.S. Government sponsored Agency Securities	$5,576	$43	$—	$—	$5,576	$43
Mortgage Backed Securities - Residential	1,004	2	—	—	1,004	2
Corporate debt securities	971	29	—	—	971	29

Total	$7,551	$74	$—	$—	$7,551	$74

For the six months ended June 30, 2011 the gross proceeds on sale of investment securities was approximately $1.9 million. For the six months ended June 30, 2011 gross gains on sale of investment securities were $20 thousand and gross losses on sale of investment securities were $11 thousand. There were no sales of investment securities for the six months ended June 30, 2010.

At June 30, 2011, there were $1.2 million in securities held to maturity with gross unrealized losses that had been in a continuous unrealized loss position for twelve or more months. Unrealized losses on these securities have not been recognized into income because the issuer(s) bonds are investment grade, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the bond(s) approach maturity.

Securities with an amortized cost of $1.1 million were pledged to secure public funds on deposit at June 30, 2011.

5. Loans

The following schedule presents the components of loans, net of unearned income, for each period presented:

	June 30, 2011		December 31, 2010

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$30,304	13.6%	$31,556	15.2%
Construction, land and land development	7,568	3.4	7,489	3.6
Commercial mortgages	110,261	49.7	98,183	47.4
Residential mortgages	32,922	14.8	26,907	13.0
Consumer	41,017	18.5	42,864	20.8

Gross loans	222,072	100.0%	206,999	100.0%

Net deferred costs	188		147

Total loans	222,260		207,146
Less: Allowance for loan losses	2,986		2,875

Net loans	$219,274		$204,271

The following table presents information about impaired loans by loan portfolio class as of June 30, 2011 and December 31, 2010 (in thousands):

Impaired Loans

June 30, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	773	773	—
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	987	1,008	126
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	1,760	1,781	126
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Impaired Loans

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	782	787	—
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

With an allowance recorded:
Commercial	217	217	5
Commercial mortgage	992	862	134
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	217	217	5
Commercial mortgage	1,774	1,649	134
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

	Three months ended

	June 30 2011	June 30 2010

Average of individually impaired loans during period:

Commercial	$69	$886
Commercial mortgage	1,762	2,030
Construction, land and land development	—	914
Consumer	—	105
Residential	—	—

Interest income recognized during impairment:

Commercial	$1	$9
Commercial mortgage	23	29
Construction, land and land development	—	7
Consumer	—	—
Residential	—	—

	Six months ended

	June 30 2011	June 30 2010

Average of individually impaired loans during period:

Commercial	$141	$890
Commercial mortgage	1,766	2,035
Construction, land and land development	—	914
Consumer	—	155
Residential	—	—

Interest income recognized during impairment:

Commercial	$4	$9
Commercial mortgage	46	29
Construction, land and land development	—	7
Consumer	—	—
Residential	—	—

There was no cash-basis interest income recognized on any loans for the three months ended June 30, 2011 and 2010, respectively.

The following table presents loans receivable on nonaccrual status by loan portfolio class as of June 30, 2011 and December 31, 2010 (in thousands):

Nonaccrual loans	June 30, 2011	December 31, 2010

Commercial	$—	$—
Commercial mortgage	253	254
Construction, land and land development	—	—
Consumer	—	—
Residential	—	—

Total	$253	$254

The balance of troubled debt restructured loans at June 30, 2011 and December 31, 2010 is represented by two credits that are currently performing under their restructured terms and for which the Company has no commitment to lend additional funds. The following table presents information about restructured loans by loan portfolio class as of June 30, 2011 (in thousands):

June 30, 2011 Troubled Debt Restructurings	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding carrying amount

Commercial	—	$—	$—
Commercial mortgage	2	744	721
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

The following table presents information about restructured loans by loan portfolio class as of December 31, 2010 (in thousands):

December 31, 2010 Troubled Debt Restructurings	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding carrying amount

Commercial	—	$—	$—
Commercial mortgage	2	744	719
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

The following table presents past due and current loans, including non accrual and restructured loans, by the loan portfolio class as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$—	$—	$—	$—	$30,304	$30,304	$—
Commercial mortgage	493	—	253	746	109,515	110,261	—
Construction, land and land development	—	—	—	—	7,568	7,568	—
Consumer	5	—	—	5	41,012	41,017	—
Residential	—	—	—	—	32,922	32,922	—

Total	$498	$—	$253	$751	$221,321	$222,072	$—

December 31, 2010	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$2	$—	$—	$2	$31,554	$31,556	$—
Commercial mortgage	510	—	254	764	97,419	98,183	—
Construction, land and land development	—	—	—	—	7,489	7,489	—
Consumer	—	—	—	—	42,864	42,864	—
Residential	—	—	—	—	26,907	26,907	—

Total	$512	$—	$254	$766	$206,233	$206,999	$—

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2011 and December 31, 2010 (in thousands). Each balance in the table below represents unpaid principal balance, which approximates recorded investment:

June 30, 2011

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$27,250	$3,054	$—	$—	$30,304
Commercial mortgage	107,312	1,190	1,759	—	110,261
Construction, land and land development	7,568	—	—	—	7,568
Consumer	40,867	150	—	—	41,017
Residential	32,117	805	—	—	32,922

Total	$215,114	$5,199	$1,759	$—	$222,072

December 31, 2010

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$28,367	$2,973	$217	$—	$31,557
Commercial mortgage	95,191	1,217	1,774	—	98,182
Construction, land and land development	7,489	—	—	—	7,489
Consumer	42,592	272	—	—	42,864
Residential	26,102	805	—	—	26,907

Total	$199,741	$5,267	$1,991	$—	$206,999

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2011 and December 31, 2010.

June 30, 2011

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$126	$—	$—	$—	$—	$126
Collectively evaluated for impairment	163	1,825	100	479	241	52	2,860

Total	$163	$1,951	$100	$479	$241	$52	$2,986

Loans Receivable
Individually evaluated for impairment	$—	$1,759	$—	$—	$—		$1,759
Collectively evaluated for impairment	30,304	108,502	7,568	41,017	32,922		220,313

Total	$30,304	$110,261	$7,568	$41,017	$32,922		$222,072

December 31, 2010

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:

Individually evaluated for impairment	$5	$134	$—	$—	$—	$—	$139
Collectively evaluated for impairment	181	1,687	102	506	205	55	2,736

Total	$186	$1,821	$102	$506	$205	$55	$2,875

Loans Receivable
Individually evaluated for impairment	$217	$1,774	$—	$—	$—		$1,991
Collectively evaluated for impairment	31,340	96,408	7,489	42,864	26,907		205,008

Total	$31,557	$98,182	$7,489	$42,864	$26,907		$206,999

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the six months ended June 30, 2011 (in thousands):

Allowance for Loan Losses	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance December 31, 2010	$186	$1,821	$102	$506	$205	$55	$2,875
Charge-offs	—	—	—	(2)	—	—	(2)
Recoveries	8	—	—	—	—	—	8
Provision charged to expense	(31)	130	(2)	(25)	36	(3)	105

Balance, June 30, 2011	$163	$1,951	$100	$479	$241	$52	$2,986

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three months ended June 30, 2011 (in thousands):

Allowance for Loan Losses	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance March 31, 2011	$172	$1,930	$91	$492	$230	$38	$2,953
Charge-offs	—	—	—	—	—	—
Recoveries	3	—	—	—	—	—	3
Provision charged to expense	(12)	21	9	(13)	11	14	30

Balance, June 30, 2011	$163	$1,951	$100	$479	$241	$52	$2,986

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2010 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 24 and 26 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

Net income was $651,000 for the second quarter of 2011, an 8.3% increase over $601,000 earned during the second quarter of 2010. Diluted earnings per share were $0.12 in the second quarter of 2011, up from $0.11 in the second quarter of 2010. For the first six months of 2011, net income was $1.3 million, representing a 24.0% increase from net income of $1.0 million in 2010. Six-month diluted earnings per share were $0.23 in 2011 versus $0.18 in 2010.

At June 30, 2011, total assets were $338.5 million, an increase of $9.6 million from $328.9 million at year-end 2010. The increase was primarily due to a $14.9 million increase in loans receivable and partially offset by a $5.3 million decrease in cash and cash equivalents. The increase in assets was largely funded by an $8.9 million increase in core deposits. (Core deposits are defined as all deposits less time deposits.)

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the second quarter of 2011 totaled $2.962 million, an increase of $73,000, or 2.5%, from $2.889 million earned in the year ago quarter. Net interest income, on a fully taxable equivalent basis, for the first half of 2011 totaled $5.887 million, an increase of $274,000, or 4.9%, from $5.613 million earned in the first half of the prior year. The increases in net interest income were due to increases in the volume of interest-earning assets, which grew by 9.0% in the quarterly comparison and by 5.9% in the first half comparison. The benefit to net interest income from the higher volume of interest-earning assets was partially offset by a contraction in the net interest margin, which narrowed by 24 basis points to 3.82% in the current quarter from the prior year quarter and narrowed by 4 basis points to 3.90% in the first half of 2011 from the first half of 2010. Growth in average loans, which measured 5.7% for the current quarter versus the prior year quarter and 5.2% for the first half 2011 versus the first half 2010, was outpaced by growth in average core deposits, which increased by 12.2% quarter over quarter and by 9.6% first half over first half. The Company is currently investing these excess funds in overnight investments, which provides Management with increased flexibility but yields a relatively lower return and contribute to a contraction in the net interest margin.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three months and six months ended June 30, 2011 and 2010. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended June 30

	2011			2010

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Interest bearing deposits at other banks	$46,874	$34	0.29%	$29,864	$24	0.32%
Loans	219,469	2,929	5.35%	207,706	2,854	5.51%
Loans held for sale	1,322	16	5.01%	3,075	41	5.33%
Investment securities	42,751	436	4.09%	43,967	509	4.63%
Restricted stock	942	10	4.35%	916	9	4.03%

Total interest earning assets	311,358	3,425	4.41%	285,528	3,437	4.83%

Non-interest earning assets	23,544			22,573
Allowance for loan losses	(2,971)			(3,195)
Total Assets	$331,931			$304,906

Liabilities and Equity

Interest bearing demand deposits	$145,052	$141	0.39%	$131,901	$213	0.65%
Savings	7,215	4	0.20%	6,112	4	0.27%
Money Market	15,677	13	0.34%	18,051	20	0.45%
Certificates of deposits	41,634	213	2.05%	41,651	218	2.11%
FHLB advances	11,000	92	3.37%	11,000	93	3.37%

Total interest bearing liabilities	220,578	463	0.84%	208,715	548	1.05%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	69,899			55,914
Other liabilities	1,085			1,146

Total Liabilities	291,562			265,775
Stockholders’ Equity	40,369			39,131

Total Liabilities and Stockholders’ Equity	$331,931			$304,906

Net Interest Income		$2,962			$2,889

Net Interest Spread			3.57%			3.78%
Net Interest Margin			3.82%			4.06%

Comparative Average
Balance Sheets
Six Months Ended June 30

	2011			2010

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Cash and due from banks	$40,209	$60	0.30%	$32,630	$52	0.32%
Loans	217,492	5,778	5.36%	206,822	5,630	5.49%
Loans held for sale	1,362	38	5.55%	2,579	70	5.48%
Investment securities	44,384	901	4.09%	44,392	1,029	4.68%
Restricted stock	944	24	5.06%	898	21	4.86%

Total interest earning assets	304,391	6,801	4.51%	287,321	6,802	4.77%

Non-interest earning assets	23,427			22,487
Allowance for loan losses	(2,942)			(3,177)

Total Assets	$324,876			$306,631

Liabilities and Equity

Interest bearing demand deposits	$140,138	$273	0.39%	$129,136	$449	0.70%
Savings	7,358	8	0.21%	6,252	9	0.28%
Money Market	17,108	30	0.35%	21,461	48	0.46%
Certificates of deposits	41,359	419	2.04%	44,480	499	2.26%
FHLB advances	11,000	184	3.37%	11,000	184	3.37%

Total interest bearing liabilities	216,963	914	0.85%	212,329	1,189	1.13%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	66,592			54,069
Other liabilities	1,248			1,251

Total Liabilities	284,803			267,649
Stockholders’ Equity	40,073			38,982

Total Liabilities and Stockholders’ Equity	$324,876			$306,631

Net Interest Income		$5,887			$5,613

Net Interest Spread			3.66%			3.64%
Net Interest Margin			3.90%			3.94%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The provision for loan losses was $30,000 and $105,000 for the second quarter and first half of 2011, respectively compared with zero and $75,000 for the second quarter and first half of 2010, respectively. The loan loss provisioning during 2011 was largely due to loan growth, whereas the provisioning in 2010 was primarily attributable to deterioration of specific credits, consistent with the continued downturn in the economy at that time. Although the Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain among the soundest relative to its competitive peer groups, management believes there continue to be heightened risks in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income declined to $368,000 and $765,000 in the second quarter and first half of 2011, respectively, from $485,000 and $907,000 in the second quarter and first half of 2010, respectively, due primarily to lower gains on sales of residential loans at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank, which originates loans for sale strictly on a pre-sold flow-basis. The reduction in gains on sale of mortgages was largely attributable to a significant decline in Sullivan’s origination volume, reflecting lower residential mortgage refinancing activity and continued low home purchase activity. Partially offsetting the reduction in mortgage banking revenue were higher banking and wealth management fees. The first half of 2011 also benefitted from $9,000 in net gains from the sale of investment securities realized during the first quarter of 2011.

Non-Interest Expense

Non-interest expenses decreased by $147,000, or 6.1%, to $2.278 million in the second quarter of 2011 from $2.425 million in the prior year second quarter, and by $243,000, or 5.0%, to $4.632 million in the first half of 2011 from $4.875 million in the prior year first half. The declines in operating expenses were due primarily to decreases in (i) salaries and employee benefits, due to reduced staff levels, (ii) occupancy expense, due largely to the consolidation of back office space, and (iii) FDIC insurance, due to changes in the method of calculating assessment rates. Management continues its expense containment efforts which have yielded cost savings in many areas of the Company’s operations.

Income Taxes

The Company recorded provisions for income taxes of $322,000 and $562,000 for the second quarter and first half of 2011, respectively, versus $291,000 and $446,000 for the second quarter and first half of 2010, respectively. The effective tax rates were 33.1% and 30.9% for the second quarter and first half of 2011, respectively versus 32.6% and 30.6% for the second quarter and first half of 2010, respectively. The increase in the effective tax rate for this year’s second quarter versus the prior year quarter was due to an increase in the level of income from taxable sources. The increase in the effective tax rate for this year’s first half versus the prior year first half was due to an increase in income from taxable sources, partially offset by an income tax benefit in 2011 resulting from a restructuring of certain employee stock options previously granted.

FINANCIAL CONDITION

June 30, 2011 as compared to December 31, 2010

Total assets increased by $9.6 million to $338.5 million at June 30, 2011 from $328.9 million at December 31, 2010. The increase in assets was due to growth in loans receivable, which increased by $15.2 million to $222.3 million at June 30, 2011 from $207.1 million at year-end 2010. Growth in loans receivable reflected stabilizing economic conditions in the Bank’s operating region, as well as Management’s successful efforts to generate loan originations to credit-worthy borrowers. The increase in loans receivable was funded largely by a $9.0 million increase in core deposits (i.e., all deposits other than time deposits) combined with a $5.3 decrease in cash and cash equivalents and $1.1 million decrease in investment securities available for sale.

Our portfolio of investment securities available for sale declined, despite $7.1 million in securities purchases during the first six months of 2011, as the prolonged period of lower interest rates has resulted in continued pay-downs of mortgage-backed securities and calls of certain agency obligations. During the first six months of 2011, $8.4 million in securities matured or were sold, called or prepaid. There were $770 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $80 thousand in net amortization expenses during the first six months of 2011. Securities sold in 2011 included sales of $2.0 million of U.S. Treasury securities as part of the Bank’s interest-rate risk management processes. The sales resulted in a pretax capital gain of $9,000 which was recorded in the first quarter of 2011.

Over the course of 2009 and 2010 and into 2011, management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account, which is currently earning 0.25% per annum. As a result, cash and cash equivalents have remained high by historical standards. Cash and cash equivalents totaled $52.3 million at June 30, 2011 and $57.6 million at December 31, 2010.

Total loans at June 30, 2011 increased $15.2 million to $222.3 million from $207.1 million at year-end 2010. The changes in and composition of the loan portfolio, by category, as of June 30, 2011 compared to December 31, 2010 are as follows: Commercial loans decreased $1.3 million to $30.3 million, construction, land and land development loans increased by $0.1 million to $7.6 million, commercial mortgage loans increased $12.1 million to $110.3 million; consumer loans decreased by $1.9 million to $41.0 million; and residential mortgage loans increased by $6.0 million to $32.9 million. During the first six months of 2011, the loan portfolio was positively impacted by an increase in commercial real estate loan demand, as well as refinancing strategies employed by many of the Bank’s borrowers. With regard to new loan originations, the Bank has made a strategic decision to hold in its loan portfolio a portion of residential mortgages that meet our credit quality standards that were closed by Sullivan Financial, the Bank’s mortgage banking subsidiary.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	June 30, 2011		December 31, 2010

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$30,304	13.6%	$31,556	15.2%
Construction, land and land development	7,568	3.4	7,489	3.6
Commercial mortgages	110,261	49.7	98,183	47.4
Residential mortgages	32,922	14.8	26,907	13.0
Consumer	41,017	18.5	42,864	20.8

Gross loans	222,072	100.0%	206,999	100.0%

Net deferred costs	188		147

Total loans	222,260		207,146
Less: Allowance for loan losses	2,986		2,875

Net loans	$219,274		$204,271

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

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and troubled debt restructurings TDRs as of the dates indicated (in thousands):

	June 30, 2011	December 31, 2010

Non-accrual loans	$253	$254
Loans past due 90 days and still accruing	—	—

Total non-performing loans	$253	$254
OREO	—	—

Total non-performing assets	$253	$254

Troubled debt restructured loans	$734	$738

Non-accrual loans to total loans	0.11%	0.12%
Non-performing assets to total assets	0.07	0.08
Allowance for loan losses as a % of non-performing loans	1,180	1,132
Allowance for loan losses to total loans	1.34	1.39

Loans delinquent 30-89 days were $498,000 at June 30, 2011, down from $512 thousand at December 31, 2010.

As of June 30, 2011 and December 31, 2010, there were $1.8 million and $2.0 million in impaired loans, respectively. The amount of the allowance for loan losses allocated for impaired loans as of June 30, 2011 and December 31, 2010 was $126 thousand and $139 thousand, respectively.

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

At June 30, 2011, the allowance for loan losses was $3.0 million, up $111 thousand from year-end 2010. Net recoveries totaled $3,000 during the second quarter 2011, $6,000 during the first half 2011, and $3,000 for both the second quarter and first half of 2010. The allowance for loan losses as a percentage of loans receivable was 1.34% at June 30, 2011 and 1.39% at December 31, 2010.

The following table describes the activity in the allowance for loan losses account for the periods ended (in thousands):

	For the six months ended June 30, 2011	For the six months ended June 30, 2010

Allowance for loan losses at beginning of period	$2,875	$3,111
Charge-offs	(2)	—
Recoveries	8	2

Net recoveries	6	2
Provision for loan losses	105	75

Allowance for loan losses at end of period	$2,986	$3,188

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of June 30, 2011 and 2010 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of June 30, 2011, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will have no effect on our net interest income, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.8%. As of June 30, 2010, our model predicted that a 200 basis point gradual increase in general interest rates would increase net interest income by 1.2%, while a 200 basis point decrease would decrease net interest income by 2.0%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The  Company’s variance in  EVPE as a percentage of assets as of June 30, 2011, was -1.55% with a rate shock of up 200 basis points, and -0.02% with a rate shock of down 200 basis points. At June 30, 2010, the variances were -0.84% assuming an up 200 basis points rate shock and -0.42% assuming a down 200 basis points rate shock.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At June 30, 2011, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At June 30, 2011, liquid assets (cash and due from banks, interest bearing deposits at other banks, and investment securities available for sale) were approximately $87.2 million, which represents 25.8% of total assets and 29.4% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $84.6 million (subject to available qualified collateral) with current borrowings of $11.0 million outstanding at June 30, 2011. In addition, during 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of June 30, 2011 of $10.1 million) with the Federal Reserve Bank of New York for direct discount window borrowings. In addition, the Bank has, as of June 30, 2011, $25.8 million (market value) in unencumbered securities and an additional borrowing capacity of $18.5 million through correspondent banks. At June 30, 2011 outstanding commitments for the Bank to extend credit were $91.0 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $40.3 million at June 30, 2011. Activity in stockholders’ equity consisted of an increase in retained earnings of $601 thousand which represents net income of $1.254 million earned during the first six months of 2011 offset by cash dividend payments of $653 thousand. Common stock increased by $233 thousand from the exercise of stock options during the first six months of 2011. Accumulated comprehensive income increased by $124 thousand resulting from a net change in unrealized gain on securities available for sale.

At June 30, 2011 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2011 and 2010, for the Bank, as well as the minimum regulatory requirements.

	Actual		Minimum Regulatory Requirement		For Classification as Well Capitalized

June 30, 2011	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

The Bank:
Leverage Capital	$35,390	10.67%	$13,265	4.00%	$16,581	≥5.00%
Tier 1-Risk Based	$35,390	13.83%	$10,236	4.00%	$15,354	≥6.00%
Total Risk-Based	$38,376	15.00%	$20,472	8.00%	$25,590	≥10.00%

June 30, 2010	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

The Bank:
Leverage Capital	$32,614	10.70%	$12,196	4.00%	$15,245	≥5.00%
Tier 1-Risk Based	$32,614	13.59%	$9,600	4.00%	$14,400	≥6.00%
Total Risk-Based	$35,621	14.84%	$19,200	8.00%	$24,000	≥10.00%

The Company’s tangible common equity ratio was 11.92% as of June 30, 2011 and 12.33% as of June 30, 2010. As the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements at the consolidated holding company level.

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

          (a) and (b) - none

(c)

In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October, 2007 the Board increased this program by another 250,000 shares. There were no securities repurchased during the second quarter of 2011.

Item 3.	Defaults Upon Senior Securities

          Not applicable

Item 4.	Reserved

Item 5.	Other Information

          Not applicable

Item 6.	Exhibits

Exhibit 31.1	Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)

Exhibit 31.2	Certification of William S. Burns pursuant to SEC Rule 13a-14(a)

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Somerset Hills Bancorp’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: August 12, 2011	By: /s/ William S. Burns

William S. Burns
Executive Vice President and
Chief Financial Officer