Form 10-Q
period 2011-09-30
SOMERSET HILLS BANCORP
filed 2011-11-10
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

As of November 7, 2011 there were 5,360,586 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Cash and due from banks	$6,411	$5,480
Interest bearing deposits at other banks	38,727	52,086

Total cash and cash equivalents	45,138	57,566

Loans held for sale	3,783	2,230

Investment securities held to maturity (Approximate market value of $10,906 in 2011 and $10,548 in 2010)	10,738	10,740
Investment securities available-for-sale	36,391	35,993

Loans receivable	232,837	207,146
Less: allowance for loan losses	(2,967)	(2,875)

Net loans receivable	229,870	204,271

Premises and equipment, net	5,101	5,285
Bank owned life insurance	7,931	8,053
Accrued interest receivable	1,159	1,111
Prepaid expenses	983	1,251
Other assets	3,869	2,396

Total assets	$344,963	$328,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$74,886	$68,521
Interest bearing deposits-NOW, money market and savings	178,815	166,304
Certificates of deposit, under $100,000	21,397	21,101
Certificates of deposit, $100,000 and over	20,429	20,615

Total deposits	295,527	276,541

Federal Home Loan Bank advances	7,500	11,000
Other liabilities	1,768	1,964

Total liabilities	304,795	289,505

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,361,186 shares in 2011 and 5,421,924 in 2010	37,088	37,600
Retained earnings	2,161	1,145
Accumulated other comprehensive income	919	646

Total stockholders’ equity	40,168	39,391

Total liabilities and stockholders’ equity	$344,963	$328,896

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

INTEREST INCOME
Loans, including fees	$3,048	$2,941	$8,864	$8,641
Investment securities	402	439	1,228	1,376
Interest bearing deposits with other banks	34	30	94	82

Total interest income	3,484	3,410	10,186	10,099

INTEREST EXPENSE
Deposits	353	433	1,083	1,438
Federal Home Loan Bank advances	92	93	276	277

Total interest expense	445	526	1,359	1,715

Net interest income	3,039	2,884	8,827	8,384

Provision for loan losses	95	25	200	100

Net interest income after provision for loan losses	2,944	2,859	8,627	8,284

NON-INTEREST INCOME
Service fees on deposit accounts	69	72	213	220
Gains on sales of mortgage loans, net	238	340	524	789
Bank owned life insurance	339	75	482	224
Gain on sales of investment securities, net	—	—	9	—
Other income	88	92	271	253

Total non-interest income	734	579	1,499	1,486

NON-INTEREST EXPENSE
Salaries and employee benefits	1,380	1,369	3,986	4,049
Occupancy expense	367	408	1,141	1,270
Advertising and business promotion	31	43	100	151
Stationery and supplies	23	30	104	105
Data processing	131	132	403	395
Loss on debt extinguishment	426	—	426	—
Other operating expense	386	417	1,216	1,304

Total non-interest expense	2,744	2,399	7,376	7,274

Income before provision for income taxes	934	1,039	2,750	2,496

Provision for income taxes	197	350	759	796

Net income	$737	$689	$1,991	$1,700

Earnings per share:
Basic	$0.14	$0.13	$0.37	$0.31

Diluted	$0.13	$0.13	$0.36	$0.31

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Stockholders’ Equity

Balance, January 1, 2011	5,421,924	$37,600	$1,145	$646		$39,391

Exercise of common stock options, net of tax benefit	34,371	210	—	—		210
Stock based compensation	(979)	32	—	—		32
Net income for the period		—	1,991	—	$1,991	1,991
Cash dividends paid – common ($0.18 per share)		—	(975)	—		(975)
Common stock repurchased	(94,130)	(754)	—	—	—	(754)
Other comprehensive income, net of taxes		—	—	273	273	273

Total comprehensive income					$2,264

Balance, September 30, 2011	5,361,186	$37,088	$2,161	$919		$40,168

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2011	2010

OPERATING ACTIVITIES:
Net income	$1,991	$1,700
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	455	423
Provision for loan losses	200	100
Gain on sale of investment securities, net	(9)	—
Mortgage loans originated for sale	(48,511)	(88,945)
Proceeds from mortgage loan sales	47,482	90,263
Gain on sale of mortgage loans	(524)	(789)
(Increase) decrease in accrued interest receivable	(48)	48
Net decrease (increase) in bank owned life insurance	122	(224)
Stock based compensation	32	25
Increase in other assets	(1,205)	(214)
(Decrease) increase in other liabilities	(340)	252

Net cash (used in) provided by operating activities	(355)	2,639

INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(12,368)	(11,660)
Maturity and payments of investment securities available for sale	10,328	12,333
Maturity and payments of investment securities held to maturity	2	729
Proceeds from sale of investment securities available for sale	1,934	—
Net increase in loans receivable	(25,799)	(2,718)
Purchases of premises and equipment	(137)	(135)

Net cash used in investing activities	(26,040)	(1,451)

FINANCING ACTIVITIES:
Net increase in demand deposit and savings accounts	18,876	278
Net increase (decrease) in certificates of deposit	110	(7,842)
Repayment of Federal Home Loan Bank advances	(3,500)	—
Cash dividends paid	(975)	(793)
Common stock repurchased	(754)	(315)
Proceeds from exercise of stock options	210	117

Net cash provided by (used in) financing activities	13,967	(8,555)
Net decrease in cash and cash equivalents	(12,428)	(7,367)
Cash and cash equivalents at beginning of period	57,566	56,292

Cash and cash equivalents at end of period	$45,138	$48,925

Supplemental information:
Cash paid during the year for:
Interest	$1,389	$1,797
Income taxes	1,227	893

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2011, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the Banking Departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The current dividend payments are being made out of income earned during the period. On October 19, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share payable November 30, 2011 to shareholders of record as of November 16, 2011. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$1,991	5,428	$0.37	$1,700	5,453	$0.31

Effect of dilutive securities:
Options	—	51		—	49

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$1,991	5,479	$0.36	$1,700	5,502	$0.31

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$737	5,402	$0.14	$689	5,445	$0.13

Effect of dilutive securities:
Options	—	40		—	51

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$737	5,442	$0.13	$689	5,496	$0.13

The tables above exclude options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 28,396 and 16,974 for the three months ended September 30, 2011 and 2010, respectively. The number of anti-dilutive common stock options totaled 17,572 and 18,961 for the nine months ended September 30, 2011 and 2010, respectively.

c) Comprehensive Income

          The components of other comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2011	2010	2011	2010

Net income	$737	$689	$1,991	$1,700
Change in unrealized holding gains (losses) on available for sale securities arising during the period	227	(85)	422	239
Reclassification adjustment for losses (gains) in realized income	—	—	(9)	—

Net change in unrealized gains (losses)	227	(85)	413	239

Tax effect	(77)	29	(140)	(81)

Net unrealized (losses) gains	150	(56)	273	158

Comprehensive income	$887	$633	$2,264	$1,858

d) Stock-Based Compensation

Stock Options:

For accounting purposes, the Company recognizes expense for common stock options awarded over the vesting period at the fair market value of the options on the date they are awarded.

          The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2010	302,591	$7.15

Granted	45,750	9.83
Exercised	(34,371)	6.07
Forfeited	(8,354)	9.06

Outstanding at September 30, 2011	305,616	$7.62	4.5 Years	$194

Exercisable as of September 30, 2011	231,088	$7.23	3.0 Years	$188

The total stock-based compensation expense for the first nine months of 2011 and 2010 was approximately $32 thousand and $25 thousand, respectively. The total intrinsic value of common stock options exercised for the first nine months of 2011 and 2010 was approximately $99 thousand and $44 thousand, respectively.

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

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of September 30, 2011, 3,067 shares were vested. For the nine month period ended September 30, 2011, the Company recognized $2 thousand of compensation expense related to the shares awarded. As of September 30, 2011 all share awards were vested and no additional costs are expected to be recognized

e) Recent Accounting Pronouncements

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2011 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,466	$29	$(11)	$3,484
Interest expense	445	11	(11)	445
Provision for loan losses	95	—	—	95
Non-interest income	526	238	(30)	734
Non-interest expense including tax provision	2,742	229	(30)	2,941
Net income	710	27	—	737

Total assets	$344,115	$7,226	$(6,378)	$344,963

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2011 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$10,141	$71	$(26)	$10,186
Interest expense	1,359	26	(26)	1,359
Provision for loan losses	200	—	—	200
Non-interest income	1,065	524	(90)	1,499
Non-interest expense including tax provision	7,611	614	(90)	8,135
Net income	2,036	(45)	—	1,991

Total assets	$344,115	$7,226	$(6,378)	$344,963

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements at September 30, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$9,799	$—
Mortgage Backed Securities - Residential	—	21,648	—
Collateralized Mortgage Obligations	—	3,523	—
Corporate debt securities	—	1,421	—

	Fair Value Measurements at December 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$9,023	$—
Mortgage Backed Securities – Residential	—	19,847	—
Collateralized Mortgage Obligations	—	5,677	—
Corporate debt securities	—	1,446	—

Assets Measured on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis at September 30, 2011. Assets measured at fair value on a recurring basis at December 31, 2010 are summarized below (in thousands):

	Fair Value Measurements at December 31, 2010 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans:
Commercial mortgage	$—	$—	$145
Commercial loan	—	—	211

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement for collateral dependent loans are based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. As of September 30, 2011, there were no collateral dependent impaired loans for which there was a specific reserve. As of December 31, 2010, collateral dependent impaired loans for which there was a specific reserve had a recorded investment of $470 thousand with a valuation allowance of $114 thousand. Specific reserves for impaired loans decreased by $108 thousand during the first nine months of 2011.

The recorded value of loans held for sale is approximately $3.8 million and $2.2 million at September 30, 2011 and December 31, 2010, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending September 30, 2011 and December 31, 2010.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2011 and December 31, 2010 are outlined below.

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

	September 30, 2011		December 31, 2010

(in thousands)	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value

Cash and due from banks	$6,411	$6,411	$5,480	$5,480
Interest bearing deposits	38,727	38,727	52,086	52,086
Investment securites held to maturity	10,738	10,906	10,740	10,548
Loans, including deferred fees and costs	232,837	235,701	207,146	208,199
Non-time deposits	253,701	253,701	234,825	234,825
Time deposits	41,826	42,859	41,716	42,456
Federal Home Loan Bank borrowings	7,500	8,676	11,000	12,707

4.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available-for-sale are as follows at September 30, 2011 (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$9,227	$382	$(6)	$9,603
Corporate debt securities	1,511	—	(208)	1,303

Total held to maturity	$10,738	$382	$(214)	$10,906

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale

U.S. Government Sponsored Agency Securities	$9,589	$210	$—	$9,799
Mortgage Backed Securities - Residential	20,480	$1,168	—	21,648
Collateralized Mortgage Obligations	3,454	69	—	3,523
Corporate debt securities	1,475	—	(54)	1,421

Total available for sale	$34,998	$1,447	$(54)	$36,391

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at December 31, 2010 (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$9,227	$120	$(138)	$9,209
Corporate debt securities	1,513	—	(174)	1,339

Total held to maturity	$10,740	$120	$(312)	$10,548

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale

U.S. Government Sponsored Agency Securities	$9,051	$15	$(43)	$9,023
Corporate debt securities	1,470	5	(29)	1,446
Mortgage Backed Securities - Residential	18,909	940	(2)	19,847
Collateralized Mortgage Obligations	5,583	94	—	5,677

Total available for sale	$35,013	$1,054	$(74)	$35,993

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

September 30, 2011	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$375	$381
Due in one to five years	706	630
Due in five years to ten years	2,015	2,127
Due after ten years	7,642	7,768

	$10,738	$10,906

Available for Sale
Due in one year or less	$—	$—
Due in one year to five years	4,517	4,544
Due in five years to ten years	4,002	4,130
Due after ten years	2,545	2,546
Mortgage Backed Securities and Collateralized Mortgage Obligations	23,934	25,171

	$34,998	$36,391

December 31, 2010	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$—	$—
Due in one to five years	581	608
Due in five years to ten years	1,917	1,894
Due after ten years	8,242	8,046

	$10,740	$10,548

Available for Sale
Due in one year or less	$—	$—
Due in one year to five years	3,542	3,538
Due in five years to ten years	5,564	5,528
Due after ten years	1,415	1,403
Mortgage Backed Securities and Collateralized Mortgage Obligations	24,492	25,524

	$35,013	$35,993

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 are as follows:

	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unrecog- nized Losses	Estimated Fair Value	Unrecog- nized Losses	Estimated Fair Value	Unrecog- nized Losses

Municipal securities	$—	$—	$313	$6	$313	$6
Corporate debt securities	475	37	828	171	1,303	208

Total	$475	$37	$1,141	$177	$1,616	$214

	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Corporate debt securities	$472	$2	$948	$52	$1,420	$54

Total	$472	$2	$948	$52	$1,420	$54

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 are as follows:

	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unrecog- nized Losses	Estimated Fair Value	Unrecog- nized Losses	Estimated Fair Value	Unrecog- nized Losses

Municipal securities	$3,708	$98	$279	$40	$3,987	$138
Corporate debt securities	503	11	836	163	1,339	174

Total	$4,211	$109	$1,115	$203	$5,326	$312

	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

U.S. Government sponsored Agency Securities	$5,576	$43	$—	$—	$5,576	$43
Mortgage Backed Securities - Residential	1,004	2	—	—	1,004	2
Corporate debt securities	971	29	—	—	971	29

Total	$7,551	$74	$—	$—	$7,551	$74

At September 30, 2011, there were $1.1 million in securities held to maturity with gross unrecognized losses that had been in a continuous unrealized loss position for twelve or more months. Unrealized losses on these securities have not been recognized into income because the issuer(s) bonds are investment grade, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the bond(s) approach maturity.

For the nine months ended September 30, 2011 the gross proceeds on sale of investment securities was approximately $1.9 million. For the nine months ended September 30, 2011 gross gains on sale of investment securities were $20 thousand and gross losses on sale of investment securities were $11 thousand. There were no sales of investment securities for the nine months ended September 30, 2010.

Securities with an amortized cost of $1.0 million were pledged to secure public funds on deposit at September 30, 2011.

5. Loans

The following schedule presents the components of loans, net of unearned income, for each period presented:

	September 30, 2011		December 31, 2010

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$32,301	13.9%	$31,556	15.2%
Construction, land and land development	8,551	3.7	7,489	3.6
Commercial mortgages	114,326	49.1	98,183	47.4
Residential mortgages	35,177	15.1	26,907	13.0
Consumer	42,274	18.2	42,864	20.8

Gross loans	232,629	100.0%	206,999	100.0%

Net deferred costs	208		147

Total loans	232,837		207,146
Less: Allowance for loan losses	2,967		2,875

Net loans	$229,870		$204,271

The following table presents information about impaired loans by loan portfolio class as of September 30, 2011 and December 31, 2010 (in thousands):

Impaired Loans

September 30, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	906	911	—
Construction, land and land development	—	—	—
Consumer	149	149	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	731	732	14
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	1,637	1,643	14
Construction, land and land development	—	—	—
Consumer	149	149	—
Residential	—	—	—

Impaired Loans

December 31, 2010	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	782	787	—
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

With an allowance recorded:
Commercial	217	217	5
Commercial mortgage	992	862	134
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	217	217	5
Commercial mortgage	1,774	1,649	134
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

		Three months ended

		September 30 2011	September 30 2010

Average of individually impaired loans during period:

Commercial		$—	$946
Commercial mortgage		1,756	2,017
Construction, land and land development		—	305
Consumer		50	101
Residential		—	—

Interest income recognized during impairment:

Commercial		$—	$10
Commercial mortgage		23	29
Construction, land and land development		—	2
Consumer		1	—
Residential		—	—

		Nine months ended

		September 30 2011	September 30 2010

Average of individually impaired loans during period:

Commercial		$94	$137
Commercial mortgage		1,763	2,029
Construction, land and land development		—	711
Consumer		17	137
Residential		—	—

Interest income recognized during impairment:

Commercial		$4	$28
Commercial mortgage		69	91
Construction, land and land development		—	17
Consumer		1	—
Residential		—	—

There was no cash-basis interest income recognized on any loans for the three months ended September 30, 2011 and 2010, respectively.

The following table presents loans receivable on nonaccrual status by loan portfolio class as of September 30, 2011 and December 31, 2010 (in thousands):

Nonaccrual loans	September 30, 2011	December 31, 2010

Commercial	$—	$—
Commercial mortgage	136	254
Construction, land and land development	—	—
Consumer	149	—
Residential	—	—

Total	$285	$254

The balance of troubled debt restructured loans at September 30, 2011 and December 31, 2010 is represented by two credits that are currently performing under their restructured terms and for which the Company has no commitment to lend additional funds. The modification of terms of such loans include one or a combination of the following: a reduction of the stated interest rate on the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction in the recorded investment in the loan. During both the three and nine months ended September 30, 2011 there were no new loans modified as troubled debt restructurings. None of the existing troubled debt restructured loans had a payment default. The following table presents information about restructured loans by loan portfolio class as of September 30, 2011 (in thousands):

September 30, 2011 Troubled Debt Restructurings	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding carrying amount

Commercial	—	$—	$—
Commercial mortgage	2	744	723
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

The following table presents information about restructured loans by loan portfolio class as of December 31, 2010 (in thousands):

December 31, 2010 Troubled Debt Restructurings	Number of loans	Pre-modification outstanding recorded investment	Post-modification outstanding carrying amount

Commercial	—	$—	$—
Commercial mortgage	2	744	719
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

The following table presents past due and current loans, including non accrual and restructured loans, by the loan portfolio class as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$137	$—	$—	$137	$32,164	$32,301	$—
Commercial mortgage	—	481	136	617	113,709	114,326	—
Construction, land and land development	—	—	—	—	8,551	8,551	—
Consumer	—	—	—	—	42,274	42,274	—
Residential	—	—	—	—	35,177	35,177	—

Total	$137	$481	$136	$754	$231,875	$232,629	$—

December 31, 2010	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$2	$—	$—	$2	$31,554	$31,556	$—
Commercial mortgage	510	—	254	764	97,419	98,183	—
Construction, land and land development	—	—	—	—	7,489	7,489	—
Consumer	—	—	—	—	42,864	42,864	—
Residential	—	—	—	—	26,907	26,907	—

Total	$512	$—	$254	$766	$206,233	$206,999	$—

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2011 and December 31, 2010 (in thousands). Each balance in the table below represents unpaid principal balance, which approximates recorded investment:

September 30, 2011

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$29,284	$3,017	$—	$—	$32,301
Commercial mortgage	111,517	1,172	1,637	—	114,326
Construction, land and land development	8,551	—	—	—	8,551
Consumer	42,125	—	149	—	42,274
Residential	34,372	805	—	—	35,177

Total	$225,849	$4,994	$1,786	$—	$232,629

December 31, 2010

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$28,367	$2,973	$217	$—	$31,557
Commercial mortgage	95,191	1,217	1,774	—	98,182
Construction, land and land development	7,489	—	—	—	7,489
Consumer	42,592	272	—	—	42,864
Residential	26,102	805	—	—	26,907

Total	$199,741	$5,267	$1,991	$—	$206,999

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2011 and December 31, 2010.

September 30, 2011

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$14	$—	$—	$—	$—	$14
Collectively evaluated for impairment	169	1,892	104	485	255	48	2,953

Total	$169	$1,906	$104	$485	$255	$48	$2,967

Loans Receivable
Individually evaluated for impairment	$—	$1,637	$—	$149	$—		$1,786
Collectively evaluated for impairment	32,301	112,689	8,551	42,125	35,177		230,843

Total	$32,301	$114,326	$8,551	$42,274	$35,177		$232,629

December 31, 2010

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:

Individually evaluated for impairment	$5	$134	$—	$—	$—	$—	$139
Collectively evaluated for impairment	181	1,687	102	506	205	55	2,736

Total	$186	$1,821	$102	$506	$205	$55	$2,875

Loans Receivable
Individually evaluated for impairment	$217	$1,774	$—	$—	$—		$1,991
Collectively evaluated for impairment	31,340	96,408	7,489	42,864	26,907		205,008

Total	$31,557	$98,182	$7,489	$42,864	$26,907		$206,999

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the nine months ended September 30, 2011 (in thousands):

Allowance for Loan Losses	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance December 31, 2010	$186	$1,821	$102	$506	$205	$55	$2,875
Charge-offs	—	(117)	—	(2)	—	—	(119)
Recoveries	11	—	—	—	—	—	11
Provision charged to expense	(28)	202	2	(19)	50	(7)	200

Balance, September 30, 2011	$169	$1,906	$104	$485	$255	$48	$2,967

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three months ended September 30, 2011 (in thousands):

Allowance for Loan Losses	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance June 30, 2011	$163	$1,951	$100	$479	$241	$52	$2,986
Charge-offs	—	(117)	—	—	—	—	(117)
Recoveries	3	—	—	—	—	—	3
Provision charged to expense	3	72	4	6	14	(4)	95

Balance, September 30, 2011	$169	$1,906	$104	$485	$255	$48	$2,967

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2010 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 23 and 25 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

Net income was $737,000 for the third quarter of 2011, a 7.0% increase over the $689,000 earned during the third quarter of 2010. Diluted earnings per share were $0.13 in the third quarters of both 2011 and 2010. For the first nine months of 2011, net income was $2.0 million, representing a 17.1% increase from net income of $1.7 million in 2010. Nine-month diluted earnings per share were $0.36 in 2011 versus $0.31 in 2010.

There were two significant items impacting both the third quarter and first nine months of 2011, one effecting non-interest income and the other non-interest expense. Non-interest income benefited from a BOLI death benefit payment, which resulted in a tax-free gain of $267,000, while non-interest expense included a pretax loss of $426,000 ($256,000 on an after-tax basis) resulting from a loss on debt extinguishment. As a result, the two items, taken together, had negligible impact on net income. Management made a strategic decision toward the latter part of the third quarter of 2011 to utilize a portion of its excess liquidity by repurchasing $3.5 million of its Federal Home Loan Bank (“FHLBNY”) borrowings with a weighted average cost of 3.02%. The repurchase transaction resulted in a one-time loss of $426,000 ($256,000 on an after-tax basis), but is expected to improve net interest income and boost net interest margin by approximately 7 basis points in future periods.

At September 30, 2011, total assets were $345.0 million, an increase of $16.1 million from $328.9 million at year-end 2010. The increase was primarily due to a $25.7 million increase in loans receivable and partially offset by a $12.4 million decrease in cash and cash equivalents. The increase in assets was largely funded by an $18.9 million increase in core deposits (core deposits defined as all deposits less time deposits), partially offset by a $3.5 million decline in Federal Home Loan Bank advances, resulting from the transaction discussed in the prior paragraph.

Net Interest Income

Fully taxable equivalent (“FTE”) net interest income for the third quarter of 2011 totaled $3.089 million, an increase of $151,000, or 5.1%, from $2.938 million earned in the year ago quarter. FTE net interest income for the first nine months of 2011 totaled $8.975 million, an increase of $424,000, or 5.0%, from $8.551 million earned in the prior year period. The increases in net interest income were due to growth in average interest-earning assets which, due largely to loan growth, increased by 9.0% in the quarterly comparison and by 7.0% in the year-to-date comparison. The benefit to net interest income from higher average interest-earning assets was partially offset by a contraction in the net interest margin which, due in part to increased liquidity, narrowed by 14 basis points to 3.79% in the current quarter from the prior year quarter and narrowed by 8 basis points to 3.86% for the first nine months of 2011 from the same period in 2010. Also contributing to the contraction in net interest margin in the third quarter comparison was a decline in yields earned on loans and securities that exceeded the decline in the cost of deposits. In the third quarter comparison, loans receivable and securities yields dropped by 28 and 51 basis points, respectively, whereas the cost of interest-bearing deposits fell by only 20 basis points. Growth in average loans measured 10.2% for the current quarter versus the prior year quarter and 6.9% for the first nine months of 2011 versus the first nine months of 2010. The Bank also experienced significant growth in average core deposits, which grew by 12.0% quarter over quarter and by 10.4% in the year-to-date comparison. The Bank’s average noninterest-bearing demand deposits, which are included in core deposits, grew by 22.3% quarter over quarter and by 22.9% in the year-to-date comparison.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three months and nine months ended September 30, 2011 and 2010. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended September 30

	2011			2010

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Interest bearing deposits at other banks	$45,267	$34	0.30%	$39,692	$30	0.31%
Loans	229,637	3,021	5.22%	208,380	2,888	5.50%
Loans held for sale	2,135	27	5.03%	3,755	53	5.59%
Investment securities	45,344	441	3.85%	43,787	482	4.36%
Restricted stock	935	11	4.36%	917	11	4.55%

Total interest earning assets	323,318	3,534	4.34%	296,531	3,464	4.63%

Non-interest earning assets	23,672			23,198
Allowance for loan losses	(3,013)			(3,170)
Total Assets	$343,977			$316,559

Liabilities and Equity

Interest bearing demand deposits	$144,392	$123	0.34%	$133,001	$191	0.57%
Savings	7,903	3	0.16%	6,952	5	0.29%
Money Market	20,692	13	0.25%	20,325	23	0.45%
Certificates of deposits	41,834	214	2.03%	41,532	214	2.04%
FHLB advances	10,848	92	3.37%	11,000	93	3.37%

Total interest bearing liabilities	225,669	445	0.78%	212,810	526	0.98%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	76,762			62,745
Other liabilities	1,025			1,303

Total Liabilities	303,456			276,858
Stockholders’ Equity	40,521			39,701

Total Liabilities and Stockholders’ Equity	$343,977			$316,559

Net Interest Income		$3,089			$2,938

Net Interest Spread			3.56%			3.65%
Net Interest Margin			3.79%			3.93%

Comparative Average
Balance Sheets
Nine Months Ended September 30

	2011			2010

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets

Cash and due from banks	$41,913	$94	0.30%	$35,010	$82	0.32%
Loans	221,585	8,800	5.31%	207,347	8,518	5.49%
Loans held for sale	1,622	64	5.32%	2,975	123	5.53%
Investment securities	44,708	1,342	4.01%	44,158	1,511	4.57%
Restricted stock	941	34	4.83%	934	32	4.60%

Total interest earning assets	310,769	10,334	4.45%	290,424	10,266	4.73%

Non-interest earning assets	23,510			22,726
Allowance for loan losses	(2,966)			(3,175)

Total Assets	$331,313			$309,975

Liabilities and Equity

Interest bearing demand deposits	$141,571	$396	0.37%	$130,437	$640	0.66%
Savings	7,542	11	0.19%	6,488	14	0.29%
Money Market	18,316	43	0.31%	21,079	72	0.45%
Certificates of deposits	41,519	633	2.04%	43,486	712	2.19%
FHLB advances	10,949	276	3.37%	11,000	277	3.37%

Total interest bearing liabilities	219,897	1,359	0.83%	212,490	1,715	1.08%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	70,019			56,993
Other liabilities	1,173			1,268

Total Liabilities	291,089			270,751
Stockholders’ Equity	40,224			39,224

Total Liabilities and Stockholders’ Equity	$331,313			$309,975

Net Interest Income		$8,975			$8,551

Net Interest Spread			3.62%			3.65%
Net Interest Margin			3.86%			3.94%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The provision for loan losses was $95,000 and $200,000 for the third quarter and first nine months of 2011, respectively compared with $25,000 and $100,000 for the third quarter and first nine months of 2010, respectively. The increase in loan loss provisioning during 2011 as compared with 2010 was largely due to stronger loan growth in 2011. Although the Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain among the soundest relative to its competitive peer groups, management believes there continue to be heightened risks in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income increased by $155,000 to $734,000 in the third quarter of 2011 from $579,000 in the prior year period largely due to $267,000 of additional tax-free revenue related to a BOLI death benefit payment. The increase in BOLI income was partially offset by a $102,000 decline in gains on sales of residential loans at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank, which originates loans for sale strictly on a pre-sold flow-basis and, on a limited basis, for retention in the Bank’s portfolio, and moderately lower banking fees. Sullivan’s origination volume is down due to declining residential mortgage refinancing activity and continued low home purchase activity.

For the first nine months of 2011, non-interest income remained flat from the prior year period: $1.499 million in 2011 versus $1.486 million in 2010. The aforementioned BOLI death benefit was offset by a $265,000 decline in gains on sales of residential mortgages. The first nine months 2011 also benefitted from $9,000 in net gains from the sale of investment securities realized during the first quarter of 2011.

Non-Interest Expense

Non-interest expense in the third quarter and first nine months of 2011 increased by $345,000, or 14.4%, and $102,000, or 1.4%, respectively, over the prior year comparable periods. 2011 non-interest expense included a $426,000 loss on the early extinguishment of $3.5 million of borrowings from the FHLBNY. Excluding this item, non-interest expense declined by $81,000, or 3.4%, to $2.318 million in the third quarter of 2011 from $2.399 million in the prior year third quarter, and by $324,000, or 4.5%, to $6.950 million for the first nine months of 2011 from $7.274 million in the prior year first nine months. The declines in operating expenses were due primarily to a decrease in occupancy costs, as well as lower FDIC expense largely resulting from a change in the formula used by the FDIC to calculate assessments. Management continues its expense containment efforts which have yielded cost savings in many areas of the Company’s operations. The Company’s efficiency ratio improved to 65.2% in the current quarter from 68.2% one year ago. The efficiency ratio has been calculated by dividing total noninterest expense before nonrecurring items by the total of FTE net interest income and noninterest revenues, excluding gains or losses from securities transactions and nonrecurring items.

Income Taxes

The Company recorded provisions for income taxes of $197,000 and $759,000 for the third quarter and first nine months of 2011, respectively, versus $350,000 and $796,000 for the third quarter and first nine months of 2010, respectively. The effective tax rates were 21.1% and 27.6% for the third quarter and first nine months of 2011, respectively, versus 33.7% and 31.9% for the third quarter and first nine months of 2010, respectively. The effective tax rates for the 2011 periods were significantly lower than the 2010 rates due to a $267,000 tax-free gain related to BOLI recorded in the third quarter of 2011.

FINANCIAL CONDITION

September 30, 2011 as compared to December 31, 2010

Total assets increased by $16.1 million to $345.0 million at September 30, 2011 from $328.9 million at December 31, 2010. The increase in assets was due to growth in loans receivable, which increased by $25.7 million to $232.8 million at September 30, 2011 from $207.1 million at year-end 2010, partially offset by a $12.4 million decline in cash and cash equivalents. Growth in loans receivable reflected stabilizing economic conditions in the Bank’s operating region, as well as Management’s successful efforts to generate loan originations to credit-worthy borrowers. The increase in assets was funded largely by an $18.9 million increase in core deposits (i.e., all deposits other than time deposits), partially offset by a $3.5 million decline in Federal Home Loan Bank advances.

Our portfolio of investment securities available for sale increased slightly, from $36.0 million at year-end 2010 to $36.4 million at September 30, 2011, despite $12.4 million in securities purchases during the first nine months of 2011, as the prolonged period of lower interest rates has resulted in continued pay-downs of mortgage-backed securities and calls of certain agency obligations. During the first nine months of 2011, $12.3 million in securities matured or were sold, called or prepaid. There were $919 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $134 thousand in net amortization expenses during the first nine months of 2011. Securities sold in 2011 included sales of $2.0 million of U.S. Treasury securities as part of the Bank’s interest-rate risk management processes. The sales resulted in a pretax capital gain of $9,000 which was recorded in the first quarter of 2011.

Over the course of 2009 and 2010 and into 2011, management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account, which is currently earning 0.25% per annum. As a result, cash and cash equivalents have remained high by historical standards. Cash and cash equivalents totaled $45.1 million at September 30, 2011 and $57.6 million at December 31, 2010.

Total loans receivable at September 30, 2011 increased $25.7 million to $232.8 million from $207.1 million at year-end 2010. The changes in and composition of the loan portfolio, by category, as of September 30, 2011 compared to December 31, 2010 are as follows: Commercial loans increased $745 thousand to $32.3 million, construction, land and land development loans increased by $1.1 million to $8.6 million, commercial mortgage loans increased $16.1 million to $114.3 million; consumer loans decreased by $590 thousand to $42.3 million; and residential mortgage loans increased by $8.3 million to $35.2 million. During the first nine months of 2011, the loan portfolio was positively impacted by an increase in commercial real estate loan demand, as well as refinancing strategies employed by many of the Bank’s borrowers. With regard to new loan originations, the Bank has made a strategic decision to hold in its loan portfolio a portion of residential mortgages that meet our credit quality standards that were closed by Sullivan Financial, the Bank’s mortgage banking subsidiary.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	September 30, 2011		December 31, 2010

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$32,301	13.9%	$31,556	15.2%
Construction, land and land development	8,551	3.7	7,489	3.6
Commercial mortgages	114,326	49.1	98,183	47.4
Residential mortgages	35,177	15.1	26,907	13.0
Consumer	42,274	18.2	42,864	20.8

Gross loans	232,629	100.0%	206,999	100.0%

Net deferred costs	208		147

Total loans	232,837		207,146
Less: Allowance for loan losses	2,967		2,875

Net loans	$229,870		$204,271

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

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and troubled debt restructurings (“TDRs”) as of the dates indicated (in thousands):

	September 30, 2011	December 31, 2010

Non-accrual loans	$285	$254
Loans past due 90 days and still accruing	—	—

Total non-performing loans	$285	$254
OREO	—	—

Total non-performing assets	$285	$254

Troubled debt restructured loans	$731	$738

Non-accrual loans to total loans	0.12%	0.12%
Non-performing assets to total assets	0.08	0.08
Allowance for loan losses to non-performing loans	1,041	1,132
Allowance for loan losses to total loans	1.28	1.39

Loans delinquent 30-89 days were $618 thousand at September 30, 2011, an increase from $512 thousand at December 31, 2010.

As of September 30, 2011 and December 31, 2010, there were $1.8 million and $2.0 million in impaired loans, respectively. The amount of the allowance for loan losses allocated for impaired loans as of September 30, 2011 and December 31, 2010 was $14 thousand and $139 thousand, respectively.

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

At September 30, 2011, the allowance for loan losses was $3.0 million, an increase of $92 thousand from year-end 2010. Net charge-offs totaled $114,000 during the third quarter of 2011, $108,000 during the first nine months 2011, $97,000 for the third quarter of 2010 and $94,000 for the first nine months of 2010. The allowance for loan losses as a percentage of loans receivable was 1.28% at September 30, 2011 and 1.39% at December 31, 2010.

The following table describes the activity in the allowance for loan losses account for the periods ended (in thousands):

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010

Allowance for loan losses at beginning of period	$2,875	3,111
Charge-offs	(119)	(97)
Recoveries	11	3

Net charge-offs	(108)	(94)
Provision for loan losses	200	100

Allowance for loan losses at end of period	$2,967	3,117

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of September 30, 2011 and 2010 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model, which is based on multiple assumptions, attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of September 30, 2011, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will decrease on our net interest income by 0.5%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.9%. As of September 30, 2010, our model predicted that a 200 basis point gradual increase in general interest rates would increase net interest income by 1.0%, while a 200 basis point decrease would decrease net interest income by 1.9%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s estimated variance in EVPE as a percentage of assets as of September 30, 2011, was -1.37% with a rate shock of up 200 basis points, and -0.33% with a rate shock of down 200 basis points. At September 30, 2010, the variances were -0.85% assuming an up 200 basis points rate shock and -0.88% assuming a down 200 basis points rate shock.

LIQUIDITY MANAGEMENT AND CAPITAL RATIOS

At September 30, 2011, the amount of liquid assets remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 2011, liquid assets (cash and due from banks, interest bearing deposits at other banks, and unencumbered investment securities available for sale) were approximately $70.8 million, which represents 20.5% of total assets and 24.0% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and has the ability to borrow a total of $86.2 million (subject to available qualified collateral) with current borrowings of $7.5 million outstanding at September 30, 2011. In addition, during 2009, the Bank established a credit facility (with an approximate borrowing capacity based on pledged collateral as of September 30, 2011 of $10.2 million) with the Federal Reserve Bank of New York for direct discount window borrowings. In addition, the Bank has, as of September 30, 2011, $25.1 million (market value) in unencumbered securities and an additional borrowing capacity of $18.5 million through correspondent banks. At September 30, 2011 outstanding commitments for the Bank to extend credit were $90.2 million. Management believes that our combined aggregate liquidity position is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals over the next twelve months.

Total stockholders’ equity increased to $40.2 million at September 30, 2011 from $39.4 million at year-end 2010. Activity in stockholders’ equity consisted of an increase in retained earnings of $1.016 million which represents net income of $1.991 million earned during the first nine months of 2011 offset by cash dividend payments of $975 thousand. During the first nine months of 2011, common stock decreased by $512 thousand due to common stock repurchases of $754 thousand, partially offset by the exercise of previously issued stock options of $210 thousand and $32 thousand in stock based compensation. Accumulated comprehensive income increased by $273 thousand resulting from a net change in unrealized gain on securities available for sale.

At September 30, 2011 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2011 and 2010, for the Bank, as well as the minimum regulatory requirements.

	Actual		Minimum Regulatory Requirement		For Classification as Well Capitalized

September 30, 2011	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

The Bank:
Leverage Capital	$36,141	10.51%	$13,759	4.00%	$17,199	>5.00%
Tier 1-Risk Based	36,141	13.59	10,639	4.00	15,959	>6.00
Total Risk-Based	39,108	14.70	21,279	8.00	26,598	>10.00

September 30, 2010	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

The Bank:
Leverage Capital	$33,304	10.53%	$12,651	4.00%	$15,814	>5.00%
Tier 1-Risk Based	33,304	13.77	9,674	4.00	14,511	>6.00
Total Risk-Based	36,328	15.02	19,348	8.00	25,185	>10.00

The Company’s tangible common equity ratio was 11.64% as of September 30, 2011 and 12.07% as of September 30, 2010. As the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements at the consolidated holding company level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (a) and (b) - none

(c)

In February of 2007, the Registrant’s Board of Directors approved a repurchase program pursuant to which the registrant may repurchase up to 250,000 shares of its outstanding common stock. In October, 2007 the Board increased this program by another 250,000 shares. In October, 2011 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	—	$—	—	419,952
August 1 – August 31	94,130	8.01	94,130	325,822
September 1 – September 30	—	—	—	325,822

Total	94,130	8.01	94,130	325,822

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

101

The following materials from Somerset Hills Bancorp’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

SOMERSET HILLS BANCORP

Date: November 10, 2011	By: /s/ William S. Burns

William S. Burns
Executive Vice President and
Chief Financial Officer