Form 10-K
period 2011-12-31
SOMERSET HILLS BANCORP
filed 2012-03-20
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of voting and non-voting equity held by non-affiliates was $40.1 million.

As of March 9th, 2012 there were 5,336,043 shares of common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	10-K Item	Document Incorporated
Item 10.	Directors and Executive Officers of the Registrant	Proxy Statement for 2012 Annual Meeting of Shareholders to be filed no later than April 30, 2012.
Item 11.	Executive Compensation	Proxy Statement for 2012 Annual Meeting of Shareholders to be filed no later than April 30, 2012.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement for 2012 Annual Meeting of Shareholders to be filed no later than April 30, 2012.
Item 13.	Certain Relationships and Related Transactions	Proxy Statement for 2012 Annual Meeting of Shareholders to be filed no later than April 30, 2012.
Item 14.	Principal Accountant Fees and Services	Proxy Statement for 2012 Annual Meeting of Shareholders to be filed no later than April 30, 2012.

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

We separate our business into two reporting segments: community banking and mortgage banking. For financial information on our business segments, see Note 12 to the accompanying Financial Statements.

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

The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank’s signature retail deposit account is the Paramount Checking Account, an interest paying checking account offering features such as free checks, telephone banking, text banking, internet banking and bill payment, free safe deposit box and a refund of foreign ATM fees. Another deposit service the bank offers is the Escrow Ease product. Escrow Ease is specifically designed to meet the trust account needs of attorneys, realtors and title companies. The Escrow Ease Account offers the convenience of segregation of client funds, by sub account, within a single master trust account with detailed sub account reporting including the preparation of year-end tax documents. Sub accounts may be either interest or non-interest bearing and, for attorneys, can also be designated as IOLTA accounts. The Bank concentrates on customer relationships in building our customer deposit base and competes aggressively in the area of transaction accounts.

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

Our mortgage company subsidiary originates loans primarily in New Jersey, and to a lesser degree, New York, Pennsylvania and Florida. The mortgage company’s operations are located in Madison, New Jersey.

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

Employees

At December 31, 2011 and 2010, we employed 56 and 60 full-time employees and 5 and 14 part-time employees, respectively. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company’s voting shares) or (iii) merge or consolidate with any other bank holding company. The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anticompetitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

The Bank Holding Company Act was substantially amended through the Gramm-Leach Bliley Financial Modernization Act of 1999 (“Financial Modernization Act”). The Financial Modernization Act permits bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of non-banking activities. In addition, bank holding companies that elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval. Finally, the Financial Modernization Act imposes certain privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has elected not to become a financial holding company, as it does not engage in any activities that are not permissible for banks.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under provisions of the Bank Holding Company Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Insurance of Deposits

The Dodd-Frank Wall Street Reform and Consumer Protection act of 2010 (the “Dodd-Frank Act”) has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor. In addition, the Dodd- Frank Act includes provisions replacing, by statute, the FDIC’s program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. All institutions, including the Bank, are required to participate in this program and are not required to pay an additional assessment for this additional coverage. Under the Dodd-Frank Act, this unlimited coverage for non-interest bearing transaction accounts will expire on January 1, 2013.

The FDIC had significantly increased deposit insurance assessment rates in the second quarter of 2009. As increased, the adjusted base assessment rated range from 12.0 to 77.5 basis points of deposits, a significant increase over premium rates for the past several years. The FDIC also levied a special assessment of 5 basis points on assets less Tier 1 Capital as of June 30, 2009, paid September 30, 2009 resulting in a charge to the Bank of approximately $141 thousand. The FDIC also required insured depository institutions to pre-pay deposit insurance premiums for the next two and one-half years in 2009.

On February 7, 2011 the FDIC announced the approval of a revised assessment system mandated by the Dodd-Frank Act. The Dodd-Frank Act requires that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on average total consolidated assets minus average tangible equity. The new rate schedule became effective during the second quarter of 2011 and reduced the Company’s costs for Federal deposit insurance.

Capital Adequacy Guidelines

The FDIC has promulgated risk-based capital guidelines, which are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be “Tier I Capital,” consisting of common stockholders’ equity, qualifying preferred stock and certain permissible hybrid instruments, less certain goodwill items and other intangible assets. The remainder (“Tier II Capital”) may consist of (a) the allowance for loan losses of up to 1.25% of risk- weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve (determined on a case by case basis or as a matter of policy after formal rule-making).

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

REGULATION OF SULLIVAN

As a subsidiary of the Bank, Sullivan is subject to regulation and examination by the New Jersey Department of Banking and Insurance and the FDIC. In addition, as a licensed lender, Sullivan is subject to the jurisdiction of the New Jersey Department of Banking and Insurance and, as an approved Department of Housing and Urban Development and Veterans Administration lender, Sullivan is subject to examination by the Department of Housing and Urban Development and the Veterans Administration. Sullivan is also subject to regulation by the Florida Office of Financial Services as well as the Department of Financial Services in New York and Pennsylvania Department of Banking.

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

•	Directs the Federal Reserve to issue rules which limit debit-card interchange fees;

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

SOX includes very specific additional disclosure requirements and new corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. SOX addresses, among other matters:

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

Our mortgage banking operations expose us to risks that are different from community banking.

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

Our loans, the ability of borrowers to repay these loans and the value of collateral securing these loans, are impacted by economic conditions. Our financial results, the credit quality of our existing loan portfolio, and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government. We cannot assure you that negative trends or developments will not have a significant adverse effect on us.

There is a risk that we may not be repaid in a timely manner, or at all, for loans we make.

The risk of non-payment (or deferred or delayed payment) of loans is inherent in banking. Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2011, the Company’s allowance for loan losses was $3.0 million. The Company’s marketing focus on small to medium-size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and nonperformance. Our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses could materially and adversely affect the results of our operations. Risks within the loan portfolio are analyzed on a continuous basis by management; and, periodically, by an independent loan review function and by the Audit Committee. A risk system, consisting of multiple-grading categories for each loan class, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly and as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses and may require an increase in our allowance for loan losses. Although we believe that our allowance for loan losses is adequate to cover probable and reasonably estimated losses, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our earnings.

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

For example, the recently adopted Dodd-Frank Act has and may result in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition. The Dodd-Frank Act, among other things:

•	Directs the Federal Reserve to issue rules which limit debit-card interchange fees;

•

Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets less capital;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts;

•

Creates a new consumer financial protection bureau that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

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

We can give no assurance that future changes in laws and regulations or changes in their interpretation will not adversely affect our business.

We cannot predict how changes in technology will impact our business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	telecommunications;

•	data processing;

•	automation;

•	internet-based banking, including fraud and computer virus protection;

•	consumer check capture;

•	social media;

•	telephone and mobile banking; and

•	debit cards and so-called “smart cards.”

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer-relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability; any of which could have a material adverse affect on the Company’s financial condition and results of operations. In addition, with the advent of new delivery channels in banking including, but not limited to, internet banking and mobile banking, the risk of financial fraud is increased.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank owns its main office in Bernardsville, New Jersey and branch office in Long Valley, New Jersey, and leases its Madison, Mendham, Morristown and Summit, New Jersey branch offices.

The following table sets forth certain information regarding the properties of the Bank:

Owned Properties
Location	Square Feet
Bernardsville	14,000
Long Valley	1,200

Leased Properties
Location	Square Feet	Monthly Rental	Expiration of Term
Madison	4,000	$11,241	2016
Mendham	2,500	7,500	2015
Morristown	2,379	4,758	2013
Summit	4,016	9,625	2014

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on Nasdaq Global Market under the symbol “SOMH.”

The following table shows the high and low sale prices for the common stock as reported on the Nasdaq from January 1, 2010 through December 31, 2011.

	Sales Price(1)		Dividends Declared
	High	Low
2011
First Quarter.	$10.18	$8.50	$0.06
Second Quarter	9.24	8.05	0.06
Third Quarter.	8.60	7.10	0.06
Fourth Quarter.	7.98	7.10	0.07
2010
First Quarter.	$6.10	$7.13	$0.05
Second Quarter	9.42	7.62	0.05
Third Quarter.	8.80	7.75	0.05
Fourth Quarter.	9.20	8.00	0.06

(1)	The prices quoted above have been adjusted, where applicable, to reflect the 5% stock dividend declared in April 2010 and paid in May 2010.

As of December 31, 2011, there were 176 record holders of our common stock.

In February 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October 2007 the Board increased this program by 250,000 shares and in October, 2011 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31	—	$—	—	325,822
November 1—November 30	6,024	7.65	6,024	319,798
December 1—December 31	10,514	7.77	10,514	309,284

Total	16,538	7.73	16,538	309,284

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER DATA

SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER DATA
(in thousands, except per share data)

Set forth below is selected historical financial data of the Company. This information is derived in part from and should be read in conjunction with the consolidated financial statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Operating Data:
Total interest income	$13,640	$13,473	$13,854	$14,988	$17,867
Total interest expense	1,793	2,193	3,391	4,275	7,142

Net interest income	11,847	11,280	10,463	10,713	10,725
Provision for loan losses	220	125	950	515	1,031

Net interest income after provision for loan losses	11,627	11,155	9,513	10,198	9,694
Other income	2,002	2,214	2,931	1,747	2,386
Other expenses	9,627	9,640	10,109	9,780	11,159

Income before income taxes	4,002	3,729	2,335	2,165	921
Income tax expense	1,189	1,219	441	599	539

Net income	2,813	2,510	1,894	1,566	382
Dividends on preferred stock and accretion	-	-	350	-	-

Net income available to common stockholders	$2,813	$2,510	$1,544	$1,566	$382

Basic earnings per share	$0.52	$0.46	$0.28	$0.29	$0.07
Diluted earnings per share	$0.52	$0.46	$0.28	$0.28	$0.07

Note: All per share data has been restated to reflect the 5% stock dividends declared in 2007, 2008 and 2010.

Selected Financial Data:	At December 31,
	2011	2010	2009	2008	2007
Total Assets	$364,447	$328,896	$330,110	$299,663	$285,470
Net Loans	229,503	204,271	203,657	208,427	205,257
Total Deposits	314,714	276,541	279,125	249,760	244,673
Stockholders’ Equity	40,369	39,391	38,200	37,529	36,621
Selected Financial Ratios:
Return on Average Assets (ROA)	0.83%	0.80%	0.61%	0.56%	0.13%
Return on Average Equity (ROE)	6.98%	6.37%	4.65%	4.24%	1.01%
Tangible Common Equity to Total Assets at Year-End	11.08%	11.98%	11.57%	12.52%	12.83%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A  –  Risk Factors as well as the following factors:

•	the success or failure of our efforts to implement our business strategy;

•	the effect of changing economic conditions and, in particular, changes in interest rates;

•	changes in government regulations, tax rates and similar matters;

•	our ability to attract and retain quality employees; and

•	other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2011 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company.

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

OVERVIEW AND STRATEGY

The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non- proprietary relationships with third party vendors. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, a retail interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the Paramount Checking Account may be higher than the rate offered on interest paying checking accounts by many of the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. Core accounts consist of noninterest-bearing deposits-demand, NOW, money market and savings accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions. Another component to the Bank’s core account acquisition strategy is the generation of deposit accounts which result from new commercial loan customers who move their deposit relationship to the Bank and the continued expansion of the Bank’s Escrow Ease product. Escrow Ease is specially designed to meet the trust account needs of attorneys, realtors and title companies. At December 31, 2011, the core account balances represented 87.0% of total deposit balances.

Through its Sullivan Financial Services subsidiary (“Sullivan”), the Bank also engages in mortgage banking operations, originating loans primarily for resale into the secondary market and, to a lesser extent, for the Bank’s loan portfolio. We treat the operations of Sullivan as a separate reporting segment apart from our community banking business. See Note 12 to the accompanying Audited Financial Statements for financial information on our business segments.

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

RESULTS OF OPERATIONS - 2011 versus 2010

Net Income

Net income for 2011 was $2.813 million, up $303,000, or 12.1%, from $2.510 million in 2010. Diluted earnings per share was $0.52 for 2011, a 13.0% increase from $0.46 in 2010. The significant improvement in both net income and earnings per share for 2011 versus 2010 was due primarily to higher net interest income, lower staff-related costs, and lower occupancy expenses partially offset by lower gains on sale of residential mortgages. Also impacting 2011 were two significant items: a $267,000 tax-free BOLI death benefit and a $426,000 pretax ($256,000 after taxes) charge on the early extinguishment of certain of the Bank’s Federal Home Loan Bank borrowings.

Net Interest Income

Net interest income on a fully taxable equivalent basis for 2011 totaled $12.044 million, an increase of $547,000, or 4.8%, from $11.497 million earned in 2010. The increase in net interest income in 2011 was primarily attributable to an 8.3% increase in average interest-earning assets, to $318.9 million in 2011 from $294.3 million in 2010, and was partially offset by a 14 basis point decline, to 3.84% in 2011 from 3.98% in 2010, in the net interest margin. The increase in average interest-earning assets was largely due to a growth in average loans, primarily funded by growth in core deposits. Average loans grew by 8.4% to $223.9 million in 2011 from $206.6 million in 2010, while average core deposits (defined as all deposits other than time deposits) grew by 12.3% to $246.5 million in 2011 from $219.5 million in 2010. The excess of growth in core deposits over growth in loans increased the Bank’s average cash and due from banks balances by $6.8 million. The decrease in net interest margin in 2011 versus 2010 was due to the aforementioned increase in cash and due from banks, which was predominantly invested at low overnight rates, as well as the re-pricing characteristics of our loans and investment securities, which re-priced downward at a faster pace than our deposits.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2011, 2010, and 2009, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance.

	For the years ended December 31, (dollars in thousands)
	2011			2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS
Interest Earning Assets:
Interest earning deposits	$45,602	$135	0.30%	$38,789	$119	0.31%	$33,106	$89	0.27%
Loans receivable	223,937	11,776	5.26	206,639	11,357	5.50	208,840	11,501	5.51
Investment securities	46,421	1,780	3.83	44,550	1,980	4.44	44,441	2,228	5.01
Loans held for sale	1,989	103	5.22	3,429	187	5.46	4,056	219	5.40
Restricted stock	902	43	4.79	938	47	5.05	900	45	5.05
Federal funds sold	-	-	-	-	-	-	442	2	0.35

Total interest earning assets	318,851	13,837	4.34%	294,345	13,690	4.65%	291,785	14,084	4.83%
Non-interest earning assets	23,699			23,126			21,784
Allowance for loan losses	(2,968)			(3,160)			(2,779)

TOTAL ASSETS	$339,582			$314,311			$310,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:
Interest bearing demand deposits	$145,012	$535	0.37%	$131,368	$786	0.60%	$118,130	$1,074	0.91%
Savings accounts	7,851	14	0.19	6,940	19	0.27	6,082	20	0.33
Money market accounts	20,486	60	0.29	20,900	91	0.44	22,113	118	0.53
Certificates of deposit	41,494	841	2.03	43,069	926	2.15	57,681	1,808	3.13
FHLB advances	10,082	343	3.40	11,003	371	3.37	11,000	371	3.37
Other borrowings	3	-	0.73	3	-	0.73	3	-	0.51
Federal funds purchased	8	-	0.92	-	-	-	11	-	1.00

Total interest bearing liabilities	224,936	1,793	0.80%	213,283	2,193	1.03%	215,020	3,391	1.58%
Non-interest bearing deposits	73,184			60,330			53,811
Other liabilities	1,154			1,325			1,277

Total liabilities	299,274			274,938			270,108
Stockholders’ Equity	40,308			39,373			40,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$339,582			$314,311			$310,790

Net Interest Income		$12,044			$11,497			$10,693

Net Interest Rate Spread(1)			3.54%			3.62%			3.25%
Net Interest Margin(2)			3.84%			3.98%			3.74%
Ratio of Average Interest-Earning Assets to Average Interest-Bearing Liabilities	141.75%			138.01%			135.70%

(1)	Net Interest Rate Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.

(2)	Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

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

	Year Ended December 31, 2011 versus 2010			Year Ended December 31, 2010 versus 2009
	(in thousands)
	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Cash and due from banks	$21	$(5)	$16	$15	$15	$30
Loans	951	(532)	419	(121)	(23)	(144)
Securities	83	(283)	(200)	5	(254)	(249)
Loans held for sale	(79)	(5)	(84)	(34)	2	(32)
Restricted stock	(2)	(2)	(4)	2	-	2
Federal funds sold	-	-	-	(2)	-	(2)

Total interest income	$974	$(827)	$147	$(135)	$(260)	$(395)

Interest Expense:
Interest bearing deposits	$82	$(333)	$(251)	$120	$(409)	$(289)
Savings accounts	2	(7)	(5)	3	(4)	(1)
Money market accounts	(2)	(29)	(31)	(6)	(20)	(26)
Certificates of deposit	(34)	(51)	(85)	(457)	(425)	(882)
FHLB advances	(31)	3	(28)	-	-	-
Federal funds purchased	-	-	-	-	-	-

Total interest expense	17	(417)	(400)	(340)	(858)	(1,198)

Net interest income	$957	$(410)	$547	$205	$598	$803

Provision for Loan Losses

For the year ended December 31, 2011, the Company’s provision for loan losses was $220 thousand, an increase of $95 thousand from $125 thousand for the year ended December 31, 2010. The increase in provision for loan losses in 2011 versus 2010 was largely due to growth in the loan portfolio in 2011. This was in contrast to 2010 when the Bank’s originations of new loans were essentially offset by maturities and pay-downs. The Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain sound relative to its competitive peer groups, and the relatively low level of loan loss provisioning during both 2011 and 2010 reflects very few new problem credits. Nevertheless, management continues to believe that there remains heightened risks in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

The largest component of our non-interest income is gains on sales of mortgage loans originated by Sullivan, our mortgage company subsidiary (see “Segment Reporting”). The Company also earns non-interest revenue from additional sources such as bank-owned life insurance (“BOLI”), wealth management, fees on deposit accounts, ATM usage, wire transfer, lock box services, and safe deposit boxes.

Non-interest income was $2.002 million for the full-year 2011, down $212 thousand from $2.214 million earned during 2010. The decrease was primarily due to a $495 thousand decline in gains on sales of residential mortgage loans, due to reduced origination volume at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank. Sullivan’s loans originated for sale fell to $70.4 million in 2011 from $129.4 million in 2010, reflecting continued weakness in home sales and reduced refinance activity. Partially offsetting this decline were a $257 thousand increase in BOLI income, due principally to the above-mentioned death benefit, $9 thousand of gains on sales of investment securities and higher debit card, lock box, and wealth management revenue.

Non-Interest Expense

Management continued its focus on operating efficiency throughout 2011. Non-interest expense for 2011, which included a $426 thousand loss on debt extinguishment, was essentially flat at $9.627 million versus $9.640 million in 2010. Excluding the loss on debt extinguishment 2011 non-interest expense decreased by $439 thousand, or 4.6%, from 2010. The components of the decrease included: salaries and employee benefits, which were lower by $136 thousand, largely due to lower staff count; occupancy expense, which was lower by $162 thousand primarily due to consolidation of back office space and lower deprecation of fixed assets; advertising and business promotions, which declined by $60 thousand; and other operating expenses, which declined by $76 thousand, largely due to lower FDIC insurance premium expense due to a change in the assessment calculation method which benefited most community banks in the nation.

Income Taxes

The Company recorded provisions for income taxes of $1.2 million for both the full-year 2011 and 2010. The effective tax rates were 29.7% for 2011 and 32.7% for 2010. The decrease in the effective tax rate was due to the previously-mentioned tax free BOLI death benefit received in 2011.

FINANCIAL CONDITION

Total assets as of December 31, 2011 were $364.4 million, an increase of $35.5 million, or 10.8%, from $328.9 million at December 31, 2010. Loans receivable increased by $25.3 million to $232.5 million at year-end 2011, investments available for sale increased by $7.6 million, while total cash and cash equivalents increased by $2.4 million. The increase in total assets was predominantly funded by growth in core deposits (defined as all deposits other than time deposits), which increased by $39.0 million to $273.8 million as of year-end 2011, and was partially offset by a $3.5 million decline in Federal Home Loan Bank advances. Loan growth picked up in 2011 versus 2010 reflecting stabilizing economic conditions in the Bank’s primary market, as well as Management’s successful efforts to originate loans to credit worthy borrowers. Loan growth was strong in 2011, but was still outpaced by deposit growth resulting in continued high levels of cash and cash equivalents. Cash and cash equivalents were $60.0 million and $57.6 million at year-end 2011 and 2010, respectively. At year-end 2011, the Bank’s loan pipeline was strong and Management expects continued strong loan growth into the first half of 2012.

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

During 2011, the loan portfolio was positively impacted by an increase in commercial real estate loan demand, as well as refinancing strategies employed by many of the Bank’s borrowers. With regard to new loan originations, the Bank has made a strategic decision to hold in its loan portfolio a portion of residential mortgages that meet our credit quality standards that were closed by Sullivan Financial, the Bank’s mortgage banking subsidiary.

The following table sets forth the classification of our loans by major category as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively:

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Commercial	$32,206	13.9%	$31,556	15.2%	$40,102	19.4%	$57,600	27.3%	$60,264	28.9%
Construction, land and land development	7,505	3.2	7,489	3.6	7,540	3.7	6,945	3.3	7,502	3.6
Commercial mortgages	113,148	48.7	98,183	47.4	100,118	48.4	84,578	40.1	81,849	39.3
Residential mortgages	37,360	16.1	26,907	13.0	11,656	5.6	12,718	6.0	9,652	4.6
Consumer	42,074	18.1	42,864	20.8	47,237	22.9	49,274	23.3	49,109	23.6

Gross Loans	232,293	100.0%	206,999	100.0%	206,653	100.0%	211,115	100.0%	208,376	100.0%

Net deferred costs (fees)	192		147		115		131		82

Total loans	232,485		207,146		206,768		211,246		208,458
Less: Allowance for loan losses	2,982		2,875		3,111		2,819		3,201

Net loans	$229,503		$204,271		$203,657		$208,427		$205,257

The following table sets forth fixed and adjustable rate loans in the loan portfolio as of December 31, 2011 in terms of contractual maturity (in thousands):

	Within One Year	1 to 5 Years	After 5 Years	Total
Loans with Fixed Rate	$23,576	$8,875	$74,354	$106,805
Loans with Adjustable Rate	33,091	66,744	25,653	125,488

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

In limited situations the Company will modify or restructure a borrower’s existing loan terms and conditions. A restructured loan is considered a troubled debt restructuring (“TDRs”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower in modifying or renewing a loan that the institution would not otherwise consider. As of December 31, 2011, the Company had one TDR totaling $344 thousand, which is currently performing under its restructured terms.

The following table sets forth information concerning the Company’s non-performing assets and TDRs as of the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Non-accrual loans	$146	$254	$256	$1,365	$3,036
Loans past due 90 days and still accruing	-	-	-	-	-

Total non-performing loans	$146	$254	$256	$1,365	$3,036
OREO	-	-	-	-	-

Total non-performing assets	$146	$254	$256	$1,365	$3,036

Troubled debt restructured loans	$344	$738	$394	$-	$-

Non-performing loans to total loans	0.06%	0.12%	0.12%	0.65%	1.46%
Non-performing assets to total assets	0.04%	0.08%	0.08%	0.46%	1.06%
Allowance for loan losses as a percentage of non-performing loans	2,042%	1,132%	1,215%	207%	105%

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

As of December 31, 2011 and 2010, there were no concentrations of loans exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern and central New Jersey.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level considered adequate to provide for probable incurred loan losses. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. The Company’s officers analyze risks within the loan portfolio on a continuous basis, through an external independent loan review function, and by the Company’s Audit Committee. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company’s allowance for loan losses.

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	2011	2010	2009	2008	2007
	(in thousands)
Balance, beginning of year	$2,875	$3,111	$2,819	$3,201	$2,170
Charge-offs
Commercial and industrial	(125)	(389)	(656)	(898)	-
Real Estate	-	-	-	-	-
Consumer	(2)	(6)	(7)	(3)	(1)

Total Charge-offs	(127)	(395)	(663)	(901)	(1)
Recoveries
Commercial and Industrial	14	34	-	-	-
Real Estate	-	-	-	-	-
Consumer	-	-	5	4	1

Total Recoveries	14	34	5	4	1
Provision charged to expense	220	125	950	515	1,031

Balance, end of year	$2,982	$2,875	$3,111	$2,819	$3,201

Ratio of net charge-offs to average loans outstanding	0.05%	0.17%	0.32%	0.43%	-%
Balance of allowance as a percentage of total loans at end of year	1.28%	1.39%	1.50%	1.33%	1.54%

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

	Allocation of the Allowance for Loan Losses by Category For the years ended December 31, (dollars in thousands)
	2011			2010			2009			2008			2007
	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans	Amount	% of ALL	% of total loans
Balance applicable to:
Commercial and commercial real estate	$2,186	73.3%	65.8%	$2,109	73.4%	66.2%	$2,503	80.4%	71.5%	$2,240	79.5%	70.7%	$2,658	83.0%	71.8%
Residential real estate	215	7.2	16.1	205	7.1	13.0	65	2.1	5.6	64	2.3	6.0	48	1.5	4.6
Consumer, installment and home equity loans	531	17.8	18.1	506	17.6	20.8	537	17.3	22.9	489	17.3	23.3	485	15.2	23.6

Sub-total	$2,932	98.3	100.0	$2,820	98.1	100.0	$3,105	99.8	100.0	$2,793	99.1	100.0	$3,191	99.7	100.0
Unallocated reserves	50	1.7	-	55	1.9	-	6	0.2	-	26	0.9	-	10	0.3	-

TOTAL	$2,982	100.0%	100.0%	$2,875	100.0%	100.0%	$3,111	100.0%	100.0%	$2,819	100.0%	100.0%	$3,201	100.0%	100.0%

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

Management determines the appropriate classification of securities, whether AFS or HTM, at the time of purchase. The carrying value of our available for sale investment securities portfolio increased by $7.6 million from year-end 2010 to $43.6 million at year-end 2011. This increase was primarily due to purchases of general obligation bonds and mortgage-backed securities issued by U.S. Government sponsored agencies. The carrying value of our held to maturity investment securities portfolio remained constant at $10.7 million over the course of 2011. The following table sets forth both the amortized cost and the estimated fair value of the Company’s investment securities portfolio as of the dates indicated.

	At December 31,
	(in thousands)
	2011		2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Government sponsored agency securities	$14,560	$14,753	$9,051	$9,023	$5,500	$5,502
Mortgage backed securities	22,775	23,814	18,909	19,847	22,394	23,292
Collateralized mortgage obligations	2,677	2,734	5,583	5,677	5,284	5,421
Corporate debt securities	2,372	2,278	1,470	1,446	-	-

Total available for sale	42,384	43,579	35,013	35,993	33,178	34,215
Held to maturity
Obligations of US States and Political Subdivisions	9,228	9,640	9,227	9,209	10,748	10,787
Corporate debt securities	1,510	1,209	1,513	1,339	1,514	1,196

Total held to maturity	10,738	10,849	10,740	10,548	12,262	11,983

Total securities	$53,122	$54,428	$45,753	$46,541	$45,440	$46,198

The following table sets forth as of December 31, 2011 and December 31, 2010, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities Securities Available for Sale ($ in thousands)
	December 31, 2011			December 31, 2010
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Within 1 year	$1,032	$1,034	0.52%	$-	$-	-%
1 to 5 years	8,628	8,661	1.43%	4,744	4,781	1.52%
Over 5 years	32,724	33,884	3.12%	30,269	31,212	3.97%

	$42,384	$43,579		$35,013	$35,993

	Maturity of Debt Investment Securities Securities Held to Maturity ($ in thousands)
	December 31, 2011			December 31, 2010
	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Within 1 year	$375	$378	4.71%	$-	$-	-%
1 to 5 years	706	611	2.11%	581	608	4.98%
Over 5 year	9,657	9,860	5.95%	10,159	9,940	5.67%

	$10,738	$10,849		$10,740	$10,548

(1) Weighted average yield, where applicable, is reflected on a tax equivalent basis.

Deposits

Deposits are the Company’s primary source of funds. Average total deposits increased $25.4 million, or 9.7%, to $288.0 million in 2011 from $262.6 million in 2010. The increase in deposits in 2011 was largely due to growth in demand deposits (both interest- and noninterest-bearing), which increased by $26.5 million, or 13.8%, to $218.2 million in 2011 from $191.7 million in 2010. Partially offsetting the increase in demand deposits was a decline in time deposits, which declined by $1.6 million, or 3.7%, to $41.5 million in 2011 from $43.1 million in 2010. This shift in deposit composition helped the bank by reducing its overall cost of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	Year Ended December 31, ($ in Thousands)
	2011		2010		2009
	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate
Non-interest bearing demand	$73,184	-	$60,330	-	$53,811	-
Interest bearing demand	145,012	0.37%	131,368	0.60%	118,130	0.91%
Savings and money market	28,337	0.26%	27,840	0.39%	28,195	0.49%
Time deposits	41,494	2.03%	43,069	2.15%	57,681	3.13%

	$288,027	0.50%	$262,607	0.69%	$257,817	1.17%

The Company does not typically rely on short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of time deposits in denominations of $100,000 or more as of December 31, 2011 (in thousands).

Three months or less	$2,795
Over three months through six months	2,986
Over six months through twelve months	4,202
Over twelve months	10,048

Total	$20,031

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

At December 31, 2011, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of December 31, 2011, liquid assets (cash and due from banks, interest bearing deposits at other banks and unencumbered investment securities) were $98.5 million, which represented 27.0% of total assets and 31.3% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2011, had the ability to borrow $76.7 million. The Bank also has a credit facility with the Federal Reserve Bank of New York for direct discount window borrowings that had, as of December 31, 2011, an approximate borrowing capacity based on pledged collateral of $10.4 million. In addition, the Bank has in place additional borrowing capacity of $18.5 million through correspondent banks. At December 31, 2011, the Bank had aggregate available and unused credit of $98.1 million, which represents the aforementioned facilities totaling $105.6 million net of $7.5 million in outstanding borrowings. At December 31, 2011 outstanding commitments for the Bank to extend credit were $86.4 million.

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

The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2011. Further discussion of these commitments is included in Note 11 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Standby letters of credit	$1,724	$-	$-	$-	$1,724

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

CONTRACTUAL OBLIGATIONS

The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2011. Further discussion of these commitments is included in Notes 10 and 11 to the Consolidated Financial Statements.

Contractual Obligation	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$1,407	$397	$678	$332	$-
Federal Home Loan Bank Borrowings	7,500	-	-	-	7,500

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of December 31, 2011 and 2010 the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of December 31, 2011, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 0.1%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.7%. As of December 31, 2010, our model predicted that a 200 basis point ramped increase in general interest rates would increase net interest income by 0.9%, while a 200 basis point decrease would decrease net interest income by 1.6%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of December 31, 2011, was -1.25% with a rate shock of up 200 basis points, and -0.34% with a rate shock of down 200 basis points. At December 31, 2010, the variances were -1.09% assuming an up 200 basis points rate shock and +0.03% assuming a down 200 basis points rate shock.

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

In addition to the risk-based guidelines, the Bank’s regulators require that an institution which meets the regulator’s highest performance and operation standards maintain a minimum leverage ratio (Tier I Capital as a percentage of average tangible assets) of 4.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process.

The following table summarizes the risk-based and leverage capital ratios for the Bank as well as the required minimum regulatory capital ratios:

	At December 31, 2011
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	15.03%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.91%	4.00%	6.00%
Leverage ratio	10.16%	4.00%	5.00%

	At December 31, 2010
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	15.48%	8.00%	10.00%
Tier 1 risk-based capital ratio	14.28%	4.00%	6.00%
Leverage ratio	10.44%	4.00%	5.00%

The Company’s tangible common equity ratio was 11.08% as of December 31, 2011 and 11.98% as of December 31, 2010.

Borrowings

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. The Company had outstanding advances at December 31, 2011 as follows:

Maturity	Rate	Amount
November 29, 2017	3.41%	$1,500,000
January 8, 2018	3.12%	$2,000,000
January 8, 2018	3.61%	$2,000,000
February 22, 2018	3.71%	$2,000,000

		$7,500,000

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

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is included elsewhere in this Annual Report on Form 10-K. See p. 36.

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

(b) Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

/s/ Stewart E. McClure, Jr.	/s/ William S. Burns
Stewart E. McClure, Jr. President & CEO	William S. Burns Executive Vice President & Chief Financial Officer

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A)

Information required by this part is included in the definitive Proxy Statement for the Company’s 2012 Annual Meeting under the captions “ELECTION OF DIRECTORS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTS COMPLIANCE,” each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company’s 2012 Annual Meeting under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION”, which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company’s 2012 Annual Meeting under the caption “SECURITY OWNERSHIP OF MANAGEMENT”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2012.

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	346,018	$7.64	1,056
Equity compensation plans not approved by security holders	-	-	-

Total	346,018	$7.64	1,056

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company’s 2012 Annual Meeting under the caption “INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS”, which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services as well as related pre-approval policies under the caption “RATIFICATION OF INDEPENDENT AUDITORS” in the Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2012.

ITEM 15. EXHIBITS

(a) Exhibits

Exhibit number	Description of Exhibits
3.1	Certificate of Incorporation of Somerset Hills Bancorp(1)
3.2	Bylaws of Somerset Hills Bancorp(3)
3.3	Certificate of Incorporation for Somerset Hills Bank(1)
3.4	Bylaws of Somerset Hills Bank(1)
4.1	Specimen Common Stock Certificate(1)
10.1	2001 Combined Stock Option Plan(1)
10.2	2007 Equity Incentive Plan(4)
10.3	Supplemental Retirement Plan dated July 19, 2007 with Stewart E. McClure, Jr.(5)
10.4	Form of Change in Control Agreement with Messrs. J. Nigro and W. Burns.(6)
10.5	Employment Agreement of Stewart E. McClure, Jr. as amended(1) on May 15, 2003(6), September 26, 2007 and January 16, 2009(7)
14	Code of Ethics(2)
21	Subsidiaries of Somerset Hills Bancorp
23	Consent of Crowe Horwath LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification
101

The following materials from Somerset Hills Bancorp’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.

(2)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form10-KSB for the year ended December 31, 2003.

(3)	Incorporated by reference from Current Report on Form 8-k filed December 20, 2007.

(4)	Incorporated by reference from Exhibit 4 from the Registrant’s registration Statement on Form S-8 File No.333–143194 filed on May 23, 2007.

(5)

Incorporated by reference from Exhibits 10.1 and 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and as amended as set forth in the Current Report on Form 8-K filed July 28, 2008.

(6)	Incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2011.

(7)

Incorporated by reference from Exhibit 10.3 of Quarterly Report on form 10-Q for the quarter ended September 30, 2007 and Exhibit 10.4(1) and (2) to Annual Report on Form 10-K for the year ended December 31, 2010.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Somerset Hills Bancorp
Bernardsville, New Jersey

We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 20, 2012

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition
December 31, 2011 and 2010
(Dollars in Thousands)

	2011	2010
ASSETS
Cash and due from banks	$4,588	$5,480
Interest bearing deposits at other banks	55,411	52,086

Total cash and cash equivalents	59,999	57,566
Loans held for sale	2,928	2,230
Investment securities held to maturity (Estimated fair value of $10,849 in 2011 and $10,548 in 2010)	10,738	10,740
Investment securities available for sale	43,579	35,993
Loans receivable	232,485	207,146
Less: allowance for loan losses	(2,982)	(2,875)

Net loans receivable	229,503	204,271
Premises and equipment, net	4,996	5,285
Bank owned life insurance	8,000	8,053
Accrued interest receivable	1,168	1,111
Prepaid expenses	985	1,251
Other assets	2,551	2,396

Total assets	$364,447	$328,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$80,532	$68,521
Interest bearing deposits
NOW, money market and savings	193,276	166,304
Certificates of deposit, under $100,000	20,875	21,101
Certificates of deposit, $100,000 and over	20,031	20,615

Total deposits	314,714	276,541
Federal Home Loan Bank advances	7,500	11,000
Other liabilities	1,864	1,964

Total liabilities	324,078	289,505

Commitments and contingencies (notes 10 and 11)
STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	-	-
Common stock-authorized, 9,000,000 shares of no par value; issued and outstanding, 5,344,648 in 2011 and 5,421,924 in 2010	36,972	37,600
Retained earnings	2,608	1,145
Accumulated other comprehensive income	789	646

Total stockholders’ equity	40,369	39,391

Total liabilities and stockholders’ equity	$364,447	$328,896

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Income
Years ended December 31, 2011 and 2010
(Dollars in thousands, except per share data)

	2011	2010
INTEREST INCOME
Loans, including fees	$11,879	$11,544
Investment securities	1,626	1,810
Interest bearing deposits with other banks	135	119

Total interest income	13,640	13,473
INTEREST EXPENSE
Deposits	1,450	1,822
Federal Home Loan Bank advances	343	371

Total interest expense	1,793	2,193

Net interest income	11,847	11,280
PROVISION FOR LOAN LOSSES	220	125

Net interest income after provision for loan losses	11,627	11,155

NON-INTEREST INCOME
Service fees on deposit accounts	286	299
Gains on sales of mortgage loans and fees, net	786	1,281
Bank owned life insurance	555	298
Gain on sales of investment securities, net	9	-
Other income	366	336

Total non-interest income	2,002	2,214

NON-INTEREST EXPENSE
Salaries and employee benefits	5,324	5,460
Occupancy expense	1,499	1,665
Advertising and business promotion	129	189
Stationery and supplies	128	133
Data processing	539	535
Loss on debt extinguishment	426	-
Other operating expenses	1,582	1,658

Total non-interest expense	9,627	9,640

Income before income taxes	4,002	3,729
PROVISION FOR INCOME TAXES	1,189	1,219

NET INCOME	$2,813	$2,510

Earnings per share:
Basic	$0.52	$0.46
Diluted	$0.52	$0.46
Weighted average shares outstanding-basic	5,409,947	5,445,049
Weighted average shares outstanding-diluted	5,459,476	5,496,910

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2011 and 2010
(Dollars in Thousands)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss), Net of tax	Comprehensive Income	Total
Balance January 1, 2010	5,179,773	$37,334	$182	$684	$-	$38,200

Exercise of common stock options, net of tax benefit	19,878	117	-	-	-	117
Stock based compensation		35	-	-	-	35
Net income for the period		-	2,510	-	2,510	2,510
Stock dividend paid (5.00%)	259,918	429	(429)	-	-	-
Cash dividend paid ($0.21 per share)		-	(1,118)	-	-	(1,118)
Common stock repurchased	(37,645)	(315)	-	-	-	(315)
Other comprehensive income, net of taxes		-	-	(38)	(38)	(38)

Total comprehensive income					2,472

Balance December 31, 2010	5,421,924	37,600	1,145	646		39,391
Exercise of common stock options, net of tax benefit	34,371	210	-	-	-	210
Stock based compensation		44	-	-	-	44
Forfeiture of restricted shares	(979)	-	-	-	-	-
Net income for the period		-	2,813	-	2,813	2,813
Cash dividend paid ($0.25 per share)		-	(1,350)	-	-	(1,350)
Common stock repurchased	(110,668)	(882)	-	-	-	(882)
Other comprehensive income, net of taxes		-	-	143	143	143

Total comprehensive income					$2,956

Balance December 31, 2011	5,344,648	$36,972	$2,608	$789		$40,369

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2011 and 2010
(Dollars in Thousands)

	2011	2010
OPERATING ACTIVITIES
Net income	$2,813	$2,510
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	604	582
Provision for loan losses	220	125
Gain on sale of investment securities, net	(9)	-
Stock-based compensation	44	35
Mortgage loans originated for sale	(70,385)	(129,445)
Proceeds from mortgage loan sales	70,473	133,856
Gain on sale of mortgage loans and fees, net	(786)	(1,281)
(Increase) decrease in accrued interest receivable	(57)	16
Proceeds from life insurance death benefit	267	-
Decrease (increase) in bank owned life insurance	(214)	(297)
Decrease in other assets	111	202
(Decrease) increase in other liabilities	(173)	198

Net cash provided by operating activities	2,908	6,501

INVESTING ACTIVITIES
Maturity and payments of investment securities held to maturity	-	1,518
Purchases of investment securities available-for-sale	(23,401)	(17,078)
Maturity and payments of investment securities available-for-sale	13,905	15,133
Proceeds from sale of investment securities available-for-sale	1,934	-
Net increase in loans receivable	(25,452)	(739)
Purchases of premises and equipment	(112)	(161)

Net cash used in investing activities	(33,126)	(1,327)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock and options, including tax benefit	210	117
Cash dividends paid common stock	(1,350)	(1,118)
Net increase in demand deposits and savings accounts	38,983	6,027
Net decrease in certificates of deposit	(810)	(8,611)
Repurchase of common stock	(882)	(315)
Repayment of Federal Home Loan Bank advances	(3,500)	-

Net cash provided by (used in) financing activities	32,651	(3,900)

Net increase in cash and cash equivalents	2,433	1,274
Cash and cash equivalents at beginning of period	57,566	56,292

Cash and cash equivalents at end of period	$59,999	$57,566

Supplemental information:
Cash paid during the year for:
Interest	$1,823	$2,282
Income taxes	1,427	1,250

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands):

	12 Months Ended December 31, 2011			12 Months Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income applicable to common stockholders	$2,813	5,410	$0.52	$2,510	5,445	$0.46

Effect of dilutive securities: Options	-	50		-	52

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$2,813	5,460	$0.52	$2,510	5,497	$0.46

The tables above exclude options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 21,244 and 16,667 at December 31, 2011 and 2010, respectively.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Included in Cash and due from banks at December 31, 2011 and 2010 is $1,110,000 and $883,000, respectively, representing reserves required by banking regulations.

d) Investment Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

e) Stock-Based Compensation

At December 31, 2011, the Company had two stock-based plans, which are described more fully in Note 9. The Company recognizes compensation expense based on the fair value of awards under the plan at the date of the grant over the period the awards are earned.

The Company recognizes compensation expense related to stock options granted based on the fair value of such awards at the date of the grant over the period the awards are earned.

f) Loans and Allowance for Loan Losses

Loans — Loans Receivable, for all loan portfolio classes, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-

offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans, for all loan portfolio classes, is accrued and credited to operations based upon the principal amounts outstanding.

Allowance for Loan Losses — The Company maintains an allowance for loan losses to absorb probable incurred losses in the loan portfolio based, for all loan portfolio classes, on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio.

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. In addition, a loan which has been renegotiated with a borrower experiencing financial difficulties for which the terms of the loan have been modified with a concession that the Company would not otherwise have granted are considered troubled debt restructurings and are also recognized as impaired. A loan is not deemed to be impaired if there is a short delay in receipt of payment. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the impairment measurement of an impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or, if the impairment is considered to be permanent, a partial charge-off is recorded against the allowance for loan losses.

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

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed. Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2011. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

Charge-off Policy — The Company’s charge-off policy covers all loan portfolio classes. Loans are generally charged-off at the earlier of when it is determined that collection efforts are no longer productive or when they have been identified as losses by management, internal loan review and/or bank examiners. Factors considered in determining whether collection efforts are no longer productive include any amounts currently being collected, the status of discussions or negotiations with the borrower, the principal and/or guarantors, the cost of continuing efforts to collect, the status of any foreclosure or other legal actions, the value of the collateral, and any other pertinent factors.

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

i) Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

j) Income Taxes

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

l) Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. There were no foreclosed assets in 2011 and 2010.

m) Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

n) Recent Accounting Pronouncements

Adoption of New Accounting Guidance

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses. The disclosure requirements are effective for interim and annual reporting periods ending on or after December 15, 2010. The impact of adoption was not material.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption. The impact of adoption was not material.

NOTE 2  –  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows (in thousands):

Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
2011
Obligations of US States and Political Subdivisions	$9,228	$412	$-	$9,640
Corporate debt securities	1,510	-	(301)	1,209

Total held to maturity	$10,738	$412	$(301)	$10,849

Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
2010
Obligations of US States and Political Subdivisions	$9,227	$120	$(138)	$9,209
Corporate debt securities	1,513	-	(174)	1,339

Total held to maturity	$10,740	$120	$(312)	$10,548

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2011
Corporate debt securities	$2,372	$-	$(94)	$2,278
U.S. Government sponsored agency securities	14,560	198	(5)	14,753
Mortgage backed securities, residential	22,775	1,039	-	23,814
Collaterized mortgage obligations	2,677	57	-	2,734

Total available for sale	$42,384	$1,294	$(99)	$43,579

2010
Corporate debt securities	$1,470	$5	$(29)	$1,446
U.S. Government sponsored agency securities	9,051	15	(43)	9,023
Mortgage backed securities, residential	18,909	940	(2)	19,847
Collaterized mortgage obligations	5,583	94	-	5,677

Total available for sale	$35,013	$1,054	$(74)	$35,993

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

Held to Maturity	Amortized Cost	Estimated Fair Value
Due in one year or less	$375	$378
Due in one to five years	706	611
Due in five years to ten years	2,015	2,140
Due after ten years	7,642	7,720

	$10,738	$10,849

Available for Sale
Due in one year or less	$1,032	$1,034
Due in one year to five years	7,928	7,942
Due in five years to ten years	4,446	4,531
Due after ten years	3,526	3,524
Mortgage Backed Securities and Collateralized Mortgage Obligations	25,452	26,548

	$42,384	$43,579

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by securities category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010 are as follows:

2011	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
Corporate debt securities	$450	$62	$759	$239	$1,209	$301

Total	$450	$62	$759	$239	$1,209	$301

2010	Less than 12 months		12 Months or longer		Total
Held to Maturity	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses
Municipal securities	$3,708	$98	$279	$40	$3,987	$138
Corporate debt securities	503	11	836	163	1,339	174

Total	$4,211	$109	$1,115	$203	$5,326	$312

2011	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government sponsored agency securities	$3,010	$5	$-	$-	$3,010	$5
Corporate debt securities	1,352	20	926	74	2,278	94

Total	$4,362	$25	$926	$74	$5,288	$99

2010	Less than 12 months		12 Months or longer		Total
Available for Sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government sponsored agency securities	$5,576	$43	$-	$-	$5,576	$43
Mortgage backed securities, residential	1,004	2	-	-	1,004	2
Corporate debt securities	971	29	-	-	971	29

Total	$7,551	$74	$-	$-	$7,551	$74

At December 31, 2011, there were $1.7 million in securities with gross unrecognized losses that have been in a continuous unrealized loss position for twelve or more months. Unrealized losses on these securities have not been recognized into income because the issuer(s) bonds are investment grade, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the bond(s) approach maturity.

For the year ended December 31, 2011 the gross proceeds on sales of securities was approximately $1.9 million. For the year ended December 31, 2011 the gross gain on sales of securities was approximately $20,000. There was $11,000 in gross losses on sales of securities for the year ended December 31, 2011. The tax benefit (provision) related to these net realized gains and losses was $3,000. There was no sale of securities for the year ended December 31, 2010.

Securities with an amortized cost of $974 thousand and $983 thousand were pledged to secure public funds on deposit at December 31, 2011 and 2010, respectively.

The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

NOTE 3  –  LOANS

Loans are summarized as follows (in thousands):

	December 31,
	2011	2010
Commercial	$32,206	$31,556
Commercial mortgage	113,148	98,183
Construction, land and land development	7,505	7,489
Consumer	42,074	42,864
Residential	37,360	26,907

Gross loans	232,293	206,999
Net deferred costs	192	147
Less: Allowance for loan losses	(2,982)	(2,875)

Total	$229,503	$204,271

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

•

Properties underlying construction, land and land development loans often do not generate sufficient cash flow to service debt and thus repayment is subject to the ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

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

The following table presents information about impaired loans by loan portfolio class as of December 31, 2011 and 2010 (in thousands):

Impaired Loans

2011	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$-	$-	$-
Commercial mortgage	765	768	-
Construction, land and land development	-	-	-
Consumer	146	146	-
Residential	-	-	-
With an allowance recorded:
Commercial	-	-	-
Commercial mortgage	344	344	11
Construction, land and land development	-	-	-
Consumer	-	-	-
Residential	-	-	-
Total:
Commercial	-	-	-
Commercial mortgage	1,109	1,112	11
Construction, land and land development	-	-	-
Consumer	146	146	-
Residential	-	-	-

2010	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$-	$-	$-
Commercial mortgage	782	787	-
Construction, land and land development	-	-	-
Consumer	-	-	-
Residential	-	-	-
With an allowance recorded:
Commercial	217	217	5
Commercial mortgage	992	862	134
Construction, land and land development	-	-	-
Consumer	-	-	-
Residential	-	-	-
Total:
Commercial	217	217	5
Commercial mortgage	1,774	1,649	134
Construction, land and land development	-	-	-
Consumer	-	-	-
Residential	-	-	-

	Twelve months ended December 31
	2011	2010
Average of individually impaired loans during period:
Commercial	$71	$775
Commercial mortgage	1,643	1,815
Construction, land and land development	-	457
Consumer	49	90
Residential	-	-
Interest income recognized during impairment:
Commercial	$4	$35
Commercial mortgage	89	116
Construction, land and land development	-	17
Consumer	1	-
Residential	-	-

There was no cash-basis interest income recognized on any loans for the twelve months ended December 31, 2011 and 2010, respectively.

The outstanding balances of non-accrual loans, loans past due 90 days and still accruing, other real estate owned, and troubled debt restructured loans as of year-end were as follows (in thousands):

	2011	2010
Nonaccrual loans	$146	$254
Loans past due 90 days and still accruing	-	-

Total non-performing loans	146	254
OREO	-	-

Total non-performing assets	$146	$254

Troubled debt restructured loans	$344	$738

The following table presents loans receivable on nonaccrual status by loan portfolio class as of December 31, 2011 and 2010, respectively (in thousands):

Nonaccrual loans	2011	2010
Commercial	$-	$-
Commercial mortgage	-	254
Construction, land and land development	-	-
Consumer	146	-
Residential	-	-

Total	$146	$254

The balance of troubled debt restructured loans at year-end 2011 is represented by one credit that is currently performing under its restructured terms and for which the Company has no commitment to lend additional funds. The balance of troubled debt restructured loans at year-end 2010 is represented by two credits performing under their restructured terms and for which the Company has no commitment to lend additional funds. There were no TDR’s during 2011 that did not perform in accordance with their modified terms.

During the twelve months ended December 31, 2011 there were no new loans modified as troubled debt restructurings.

The following table presents past due and current loans by the loan portfolio class as of December 31, 2011 and 2010, respectively (in thousands):

	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing
2011
Commercial	$-	$259	$-	$259	$31,947	$32,206	$-
Commercial mortgage	-	468	-	468	112,680	113,148	-
Construction, land and land development	-	-	-	-	7,505	7,505	-
Consumer	-	148	146	294	41,780	42,074	-
Residential	-	-	-	-	37,360	37,360	-

Total	$-	$875	$146	$1,021	$231,272	$232,293	$-

	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing
2010
Commercial	$2	$-	$-	$2	$31,554	$31,556	$-
Commercial mortgage	510	-	254	764	97,419	98,183	-
Construction, land and land development	-	-	-	-	7,489	7,489	-
Consumer	-	-	-	-	42,864	42,864	-
Residential	-	-	-	-	26,907	26,907	-

Total	$512	$-	$254	$766	$206,233	$206,999	$-

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2011 and 2010, respectively (in thousands):

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total
2011
Commercial	$29,215	$2,991	$-	$-	$32,206
Commercial mortgage	110,500	1,539	1,109	-	113,148
Construction, land and land development	7,505	-	-	-	7,505
Consumer	41,780	148	146	-	42,074
Residential	36,555	805	-	-	37,360

Total	$225,555	$5,483	$1,255	$-	$232,293

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total
2010
Commercial	$28,366	$2,973	$217	$-	$31,556
Commercial mortgage	95,192	1,217	1,774	-	98,183
Construction, land and land development	7,489	-	-	-	7,489
Consumer	42,592	272	-	-	42,864
Residential	26,102	805	-	-	26,907

Total	$199,741	$5,267	$1,991	$-	$206,999

Changes in the allowance for loan losses were as follows (in thousands):

	December 31,
	2011	2010
Balance at beginning of year	$2,875	$3,111
Charge-offs	(127)	(395)
Recoveries	14	34
Provision charged to operations	220	125

Balance at end of year	$2,982	$2,875

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at December 31, 2011 and 2010, respectively (in thousands):

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
2011
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$11	$-	$-	$-	$-	$11
Collectively evaluated for impairment	522	1,531	122	531	215	50	2,971

Total	$522	$1,542	$122	$531	$215	$50	$2,982

Loans Receivable
Individually evaluated for impairment	$-	$1,109	$-	$146	$-		$1,255
Collectively evaluated for impairment	32,206	112,039	7,505	41,928	37,360		231,038

Total	$32,206	$113,148	$7,505	$42,074	$37,360		$232,293

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
2010
Allowance for Loan Losses:
Individually evaluated for impairment	$5	$134	$-	$-	$-	$-	$139
Collectively evaluated for impairment	181	1,687	102	506	205	55	2,736

Total	$186	$1,821	$102	$506	$205	$55	$2,875

Loans Receivable
Individually evaluated for impairment	$217	$1,774	$-	$-	$-		$1,991
Collectively evaluated for impairment	31,339	96,409	7,489	42,864	26,907		205,008

Total	$31,556	$98,183	$7,489	$42,864	$26,907		$206,999

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the twelve months ended December 31, 2011 (in thousands):

Allowance for Loan Losses	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
Balance December 31, 2010	$186	$1,821	$102	$506	$205	$55	$2,875
Charge-offs	-	(125)	-	(2)	-	-	(127)
Recoveries	14	-	-	-	-	-	14
Provision for loan losses	322	(154)	20	27	10	(5)	220

Balance, December 31, 2011	$522	$1,542	$122	$531	$215	$50	$2,982

NOTE 4  –  PREMISES AND EQUIPMENT

Premises and equipment are as follows (in thousands):

	December 31,
	2011	2010
Land	$693	$693
Buildings and improvement	5,294	5,282
Furniture, fixtures and equipment	2,244	2,227
Leasehold improvements	955	955
Computer equipment and software	939	938

	10,125	10,095
Less accumulated depreciation and amortization	(5,129)	(4,810)

Total premises and equipment, net	$4,996	$5,285

Depreciation charged to operations amounted to approximately $401 thousand and $468 thousand for the years ended December 31, 2011 and 2010, respectively.

NOTE 5  –  CERTIFICATES OF DEPOSIT

At December 31, 2011, a summary of the maturity of certificates of deposit is as follows (in thousands):

2012	$19,589
2013	9,297
2014	3,289
2015	7,058
2016	1,673

$40,906

Deposits held at the Company by related parties, which include executive officers, directors, and companies in which Board members have a significant ownership interest, approximated $23.4 million and $16.1 million at December 31, 2011 and 2010, respectively.

NOTE 6  –  BORROWINGS

a) Federal Home Loan Bank Borrowing

As of December 31, 2011 and 2010, the Company had an approved borrowing capacity of approximately $76.7 million and $82.2 million, respectively, with the Federal Home Loan Bank of New York (FHLB), based on total assets and eligible collateral. Eligible collateral may include certain investment securities and qualifying mortgage loans. Borrowings under this arrangement have interest rates that range from 3.12% to 3.71% at December 31, 2011 with maturity dates of November 29, 2017 through February 22, 2018 and are callable at the option of the FHLB. At

December 31, 2011 and 2010, $7.5 million and $11.0 million, respectively in borrowings were outstanding with the FHLB. There were $3.5 million of FHLB borrowings prepaid in 2011, and the Company realized a $426,000 pretax charge recorded as a loss on debt extinguishment. The company had outstanding advances at December 31, 2011 and 2010, respectively, as follows:

2011 Maturity	First Date Callable	Rate	Amount
November 29, 2017	November 29, 2010	3.41%	$1,500,000
January 8, 2018	January 8, 2011	3.12%	2,000,000
January 8, 2018	January 8, 2013	3.61%	2,000,000
February 22, 2018	February 22, 2013	3.71%	2,000,000

Total			$7,500,000

2010 Maturity	First Date Callable	Rate	Amount
November 29, 2017	November 29, 2009	3.21%	$1,500,000
November 29, 2017	November 29, 2010	3.41%	1,500,000
January 8, 2018	January 8, 2009	2.87%	2,000,000
January 8, 2018	January 8, 2011	3.12%	2,000,000
January 8, 2018	January 8, 2013	3.61%	2,000,000
February 22, 2018	February 22, 2013	3.71%	2,000,000

Total			$11,000,000

b) Credit Lines and Borrowings

The Company has three lines of credit with financial institutions aggregating $18.5 million at December 31, 2011. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company also purchases Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2011 and 2010, respectively.

NOTE 7  –  INCOME TAXES

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The components of income taxes (benefit) are summarized as follows (in thousands):

	December 31,
	2011	2010
Current Tax Expense:
Federal	$1,118	$970
State	247	197

	1,365	1,167
Deferred Tax (Benefit):
Federal	(154)	7
State	(23)	45

	(176)	52

	$1,189	$1,219

The following table presents a reconciliation between the reported income taxes and the income taxes, which would be computed by applying the normal tax rate (34%) to income before taxes (in thousands):

	December 31,
	2011	2010
Federal income tax	$1,361	$1,268
Add (deduct) effect of:
State income taxes net of federal income tax effect	136	159
Stock options	1	4
Meals and entertainment	15	25
Increase in cash surrender value life insurance	(189)	(101)
Tax-exempt income	(128)	(138)
Other	(7)	2

	$1,189	$1,219

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2011	2010
Deferred tax assets and (liabilities):
Allowance for loan losses	$1,064	$1,150
Mark to market – loans	37	21
Non accrual loan income	3	10
Depreciation	(107)	(254)
Deferred compensation	180	162
Unrealized Loss (Gain) – AFS	(406)	(391)
NOL carryover and other	38	-

Net deferred tax assets	$809	$698

The Company does not have a material amount of unrecognized tax benefits and does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

There was no valuation allowance for deferred taxes as of December 31, 2011 and 2010. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company is subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2008.

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

NOTE 8  –  RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates during 2011 were as follows (in thousands):

Beginning balance	$1,126
New loans	583
Repayments	(447)

Ending balance	$1,262

A director of the Company is a member of a law firm which represents the Company in various matters from time-to-time. The Company paid fees to this law firm, relating to general corporate matters, of approximately $11,000 and $21,000 during the years ended December 31, 2011 and 2010, respectively. This law firm had outstanding loan balances of $96,000 and $197,000 at December 31, 2011 and 2010, respectively in connection with one term loan made by the Bank in 2009. This law firm had approximately $20,978,000 and $15,291,000 of deposits held with the Company as of December 31, 2011 and 2010, respectively.

A director of the Company is an owner of a restaurant which the Company uses for entertainment purposes. The Company paid this restaurant approximately $2,000 in each of the years ended December 31, 2011 and 2010. The restaurant had outstanding loan balances of $231,000 and $304,000 at December 31, 2011 and 2010, respectively in connection with one line of credit loan made by the Bank in 2003 and converted to a term loan in 2011. This restaurant had approximately $13,000 and $12,000 of deposits held with the Company as of December 31, 2011 and 2010, respectively.

NOTE 9  –  BENEFIT PLANS

Stock Options

The Company has two equity compensation plans outstanding for the members of the board of directors, executive officers, and certain employees of the Bank.

The Company’s 2001 Combined Stock Option Plan (2001 Combined Plan) provides for the granting of 295,490 shares of the Company’s common stock. The Company’s 2007 Equity Incentive Plan (2007 Plan) provides for the granting of 137,813 shares of the Company’s common stock. Both incentive stock options (ISOs) and non- qualified options (NQOs) may be granted under the plans. The 2007 Plan also permits grants of shares of restricted stock. Only employees of the Company may receive ISOs.

Options granted pursuant to the 2001 Combined Stock Option Plan must be exercisable at a price greater than or equal to the par value of the Common Stock, but in no event may the option price be lower than (i) in the case of an ISO, the fair market value of the shares subject to the ISO on the date of grant, (ii) in the case of an NQO issued to a Director as compensation for serving as a Director or as a member of the advisory boards of the Bank, the fair market value of the shares subject to the NQO on the date of grant, and (iii) in the case of an NQO issued to a grantee as employment compensation, eighty-five percent (85%) of the fair market value of the shares subject to the NQO on the date of grant. In addition, no ISO may be granted to an employee who owns common stock possessing more than ten percent (10%) of the total combined voting power of the Company’s common stock unless the price is at least 110% of the fair market value (on the date of grant) of the common stock. Options granted under the 2007 Plan must have an exercise price equal to at least 100% of the fair market value of the shares on the grant date.

A summary of the status of the Company’s stock option plans as of December 31, 2011, and the change during the year ended is represented below:

	Number of shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	302,591	$7.15	3.7 years	$634
Granted	87,208	8.89
Exercised	(34,371)	6.07
Forfeited	(9,410)	9.15

Outstanding at December 31, 2011	346,018	$7.64	4.9 years	$235

Vested and expected to vest	346,018	$7.64	4.9 years	$235

Exercisable at end of the year	233,605	$7.22	2.9 years	$227

In 2011 stock options were granted on two separate dates. The fair values of stock options granted during 2011 were $1.96 and $1.21 on the dates of grant using the Black Scholes option-pricing model with the following assumptions for 2011: expected dividend yields of 2.44% and 3.06%, stock price volatility of 21.69% and 21.69%, risk-free interest rates of 2.84% and 1.70% and expected lives of 7 years. The fair value of stock options granted during 2010 was $1.65 on the date of grant using the Black Scholes option-pricing model with the following assumptions for 2010: expected dividend yields of 2.53%, stock price volatility of 22.48%, risk-free interest rates of 3.12% and expected lives of 7 years.

At December 31, 2011 and 2010, the number of options exercisable was 233,605 and 258,037, respectively, and the weighted-average exercise price of those options was $7.22 and $7.09, respectively.

At December 31, 2011 and 2010, there were 1,056 and 93,714 additional shares available for grant under the Plans.

Information related to the stock option plan during each year follows (in thousands):

	2011	2010
Intrinsic value of options exercised	$99	$63
Cash received from options exercised	210	117
Tax benefit realized from option exercises	2	1
Weighted average fair value of options granted	1.60	1.57

As of December 31, 2011 there was $143 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. The cost is expected to be recognized over a weighted-average period of 3.8 years.

Share Awards

The 2007 Plan also provides for the issuance of shares to directors and officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date, based on the price on the Nasdaq Global Market exchange. Shares granted to date have a vesting period of 4 years. There were 3,780 shares issued in 2007.

A summary of changes in the Company’s nonvested shares for the year follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	731	$11.56
Granted	-	-
Vested	(593)	11.56
Forfeited	(138)	11.56

Nonvested at December 31, 2011	-	$-

As of December 31, 2011 all share awards were vested and no additional costs are expected to be recognized. The total fair value of shares vested during the year ended December 31, 2011 was $5 thousand.

During 2007 the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its Chief Executive Officer and it’s then current Chief Financial Officer. The benefit provided to them by the SERP is calculated at $48 thousand and $24 thousand, respectively, per year for fifteen years after retirement. The Company’s expense for the SERP was $70 thousand and $68 thousand for the period ending December 31, 2011 and 2010, respectively resulting in a deferred compensation liability of $451 thousand and $405 as of year-end 2011 and 2010. Due to the passing of the Chief Financial Officer in January 2009, the Company recognized $183 thousand of expense in the first quarter of 2009. Payment of the benefit accrued for the former Chief Financial Officer is being paid to his beneficiary evenly over 12 years.

The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 50% of the amount of the salary reduction the employee elects to defer, up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $95 thousand and $102 thousand for the years ended December 31, 2011 and 2010, respectively.

NOTE 10—COMMITMENTS

a) Lease Commitments

The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2016. Lease and rental expense was approximately $447 thousand and $539 thousand for the years ended December 31, 2011 and 2010, respectively.

The following is a schedule of minimum commitments under operating leases at December 31, 2011 (in thousands):

2012	$397
2013	364
2014	314
2015	231
2016	101
Thereafter	-

Total	$1,407

b) Employment Agreements

The Company is a party to an employment agreement with its President and CEO. The agreement provides for one year terms which automatically renew unless either party provides notice at least six (6) months prior to the termination date of their intention not to renew. Pursuant to this agreement, our President and CEO will receive a base salary and certain increases as defined in the agreement.

c) Preferred Stock

The Company’s certificate of incorporation authorizes it to issue up to 1,000,000 shares of preferred stock, in one or more series, with such designations and such relative voting, dividend and liquidation, conversion and other rights, preferences and limitations as shall be resolved by the Board of Directors.

d) Litigation

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

The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk. These instruments are almost entirely made up of variable rate loans (in thousands):

	December 31,
	2011	2010
Commitments to extend credit and unused lines of credit	$92,807	$85,685
Letters of credit—standby and performance	1,724	1,592

Total	$94,531	$87,277

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had commitments to extend credit to related parties for approximately $1.4 million and $1.4 million at December 31, 2011 and 2010, respectively.

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

We separate our business into two reporting segments: community banking and mortgage banking.

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

The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2011 (in thousands).

	The Bank and Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
Interest income	$13,571	$111	$(42)	$13,640
Interest expense	1,793	42	(42)	1,793
Provision for loan losses	220	-	-	220
Non-interest income	1,336	786	(102)	2,002
Non-interest expense(1)	10,069	867	(102)	10,816

Net income	$2,825	$(12)	$-	$2,813

Total assets	$363,904	$4,928	$(4,385)	$364,447

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

The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At year-end 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2011, management believes the Bank met all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the tables (in thousands):

	Actual		For Capital Adequacy Purpose		For Classification As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total capital (to risk-weighted assets)	$39,962	15.03%	$21,266	≥8.00%	$26,581	≥10.00%
Tier I capital (to risk-weighted assets)	36,980	13.91%	10,633	≥4.00%	15,949	≥6.00%
Tier I capital (to average assets)	36,980	10.16%	14,565	≥4.00%	18,206	≥5.00%
December 31, 2010:
Total capital (to risk-weighted assets)	$37,004	15.48%	$19,122	≥8.00%	$23,904	≥10.00%
Tier I capital (to risk-weighted assets)	34,129	14.28%	9,561	≥4.00%	14,342	≥6.00%
Tier I capital (to average assets)	34,129	10.44%	13,076	≥4.00%	16,345	≥5.00%

As of December 31, 2011 and 2010, the Bank’s ratio of equity capital to total assets was 10.17% and 10.40%, respectively.

NOTE 14  –  FAIR VALUE

FASB ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S Government sponsored Agency Securities	$-	$14,753	$-
Mortgage Backed Securities, residential	-	23,814	-
Collaterized Mortgage Obligations	-	2,734	-
Corporate Debt Securities	-	2,278	-

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S Government sponsored Agency Securities	$-	$9,023	$-
Mortgage Backed Securities, residential	-	19,847	-
Collaterized Mortgage Obligations	-	5,677	-
Corporate Debt Securities	-	1,446	-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial	$-	$-	$145
Commercial mortgage	-	-	211

There were no impaired loans measured at fair value on a non-recurring basis at December 31, 2011.

The following represent impairment charges recognized during the period:

A loan is impaired when full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported net of the allocated allowance. Collateral dependent impaired loans for which there is a specific reserve, which are measured for impairment using the fair value of the collateral, had a carrying amount of $471 thousand, including a valuation allowance of $114 thousand at December 31, 2010. At December 31, 2011 there were no collateral dependent impaired loans for which there is a specific reserve. Fair value is classified as Level 3 in the fair value hierarchy and is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property, which include taxes, commissions, first liens and legal fees.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2011 and 2010 are outlined below. For cash and due from banks, and federal funds sold, the recorded book value of approximately $60.0 million and $57.6 million approximates fair value at December 31, 2011 and 2010, respectively.

The carrying amount of loans held for sale is approximately $2.9 million and $2.2 million at December 31, 2011 and 2010, respectively, and approximates their fair value. No impairment charges were recognized on loans held for sale for the period ending 2011 and 2010.

The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

	2011		2010
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
	(in thousands)
Investment securities - held to maturity	$10,738	$10,849	$10,740	$10,548
Investment securities - available for sale	43,579	43,579	35,993	35,993
Loans, including deferred costs	232,485	235,344	207,146	208,199

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

	2011		2010
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
	(in thousands)
Time deposits	$40,906	$41,883	$41,716	$42,456

The fair values of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities.

	2011		2010
	Carrying amount	Estimated Fair value	Carrying amount	Estimated Fair value
	(in thousands)
Federal Home Loan Bank Borrowings	$7,500	$8,682	$11,000	$12,707

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

The following information on the parent only financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Financial Condition

	2011	2010
Assets:
Cash and due from subsidiaries	$2,226	$4,314
Investment in subsidiaries	37,769	34,775
Other assets	374	302

Total assets	$40,369	$39,391

Liabilities:
Other liabilities	$-	$-

Stockholders’ equity:
Common stock	36,972	37,600
Accumulated other comprehensive income	789	646
Retained earnings	2,608	1,145

Total stockholders’ equity	40,369	39,391

Total liabilities and stockholders’ equity	$40,369	$39,391

The following information on the parent only operating statements and cash flows as of December 31, 2011 and 2010 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements (in thousands).

Statements of Operations

	2011	2010
Equity in undistributed income of subsidiaries	$2,851	$2,570
Other expenses	38	60

Net income	$2,813	$2,510

Statements of Cash Flows

	2011	2010
Cash flows from operating activities:
Net income	$2,813	$2,510
Equity in undistributed income of the subsidiaries	(2,851)	(2,570)
Increase in other assets	(72)	(27)
Stock-based compensation	44	35

Net cash used in operating activities	(66)	(52)

Cash flows from financing activities:
Proceeds from exercise of options	210	117
Common stock repurchase	(882)	(315)
Cash dividend paid common stock	(1,350)	(1,118)

Net cash used in financing activities	(2,022)	(1,316)

Net change in cash for the period	(2,088)	(1,368)
Net cash at beginning of year	4,314	5,682

Net cash at end of year	$2,226	$4,314

NOTE 16  –  QUARTERLY FINANCIAL DATA (unaudited)

Selected Consolidated Quarterly Financial Data

2011 Quarter Ended, (In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,325	$3,376	$3,484	$3,454
Total interest expense	450	463	445	434

Net interest income	2,875	2,913	3,039	3,020
Provision for loan losses	75	30	95	20

Net interest income after provision for loan losses	2,800	2,883	2,944	3,000
Other income	396	368	734	503
Other expenses	2,353	2,278	2,744	2,251

Income before income taxes	843	973	934	1,252
Income tax expense	240	322	197	430

Net income	$603	$651	$737	$822

Earnings per share:
Basic	$0.11	$0.12	$0.14	$0.16

Diluted	$0.11	$0.12	$0.13	$0.16

2010 Quarter Ended, (In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total interest income	$3,309	$3,380	$3,410	$3,374
Total interest expense	641	548	526	478

Net interest income	2,668	2,832	2,884	2,896
Provision for loan losses	75	-	25	25

Net interest income after provision for loan losses	2,593	2,832	2,859	2,871
Other income	422	485	579	728
Other expenses	2,450	2,425	2,399	2,366

Income before income taxes	565	892	1,039	1,233
Income tax expense	155	291	350	423

Net income	$410	$601	$689	$810

Earnings per share:
Basic	$0.08	$0.11	$0.13	$0.15

Diluted	$0.08	$0.11	$0.13	$0.15

Note:	Earnings per share have been adjusted to reflect the 5% stock dividend declared in April 2010 and paid in May 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 20, 2012.

SOMERSET HILLS BANCORP
By: /s/ Stewart E. McClure, Jr.
 Stewart E. McClure, Jr.
 President, Chief Executive Officer
 and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 20, 2012.

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