Form 10-Q
period 2012-03-31
SOMERSET HILLS BANCORP
filed 2012-05-14
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012 there were 5,331,783 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Cash and due from banks	$5,784	$4,588
Interest bearing deposits at other banks	37,996	55,411

Total cash and cash equivalents	43,780	59,999

Loans held for sale	1,495	2,969

Investment securities held to maturity (Estimated fair value of $10,104 in 2012 and $10,849 in 2011)	9,936	10,738
Investment securities available for sale	42,177	43,579

Loans receivable	231,777	232,485
Less: allowance for loan losses	(3,001)	(2,982)

Net loans receivable	228,776	229,503

Premises and equipment, net	4,963	4,996
Bank owned life insurance	8,068	8,000
Accrued interest receivable	1,139	1,168
Prepaid expenses	970	985
Other assets	2,386	2,088

Total assets	$343,690	$364,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$75,283	$80,532
Interest bearing deposits-NOW, money market and savings	178,567	193,276
Certificates of deposit, under $100,000	20,275	20,875
Certificates of deposit, $100,000 and over	20,148	20,031

Total deposits	294,273	314,714

Federal Home Loan Bank advances	7,500	7,500
Other liabilities	1,227	1,442

Total liabilities	303,000	323,656

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,331,783 shares in 2012 and 5,344,648 in 2011	36,875	36,972
Retained earnings	3,054	2,608
Accumulated other comprehensive income	761	789

Total stockholders’ equity	40,690	40,369

Total liabilities and stockholders’ equity	$343,690	$364,025

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31
	2012	2011

INTEREST INCOME
Loans, including fees	$3,026	$2,871
Investment securities	403	429
Interest bearing deposits with other banks	26	25

Total interest income	3,455	3,325

INTEREST EXPENSE
Deposits	290	359
Federal Home Loan Bank advances	66	91

Total interest expense	356	450

Net interest income	3,099	2,875

Provision for loan losses	75	75

Net interest income after provision for loan losses	3,024	2,800

NON-INTEREST INCOME
Service fees on deposit accounts	71	75
Gains on sales of mortgage loans, net	307	147
Bank owned life insurance	67	71
Gain on sales of investment securities, net	—	9
Other income	106	94

Total non-interest income	551	396

NON-INTEREST EXPENSE
Salaries and employee benefits	1,367	1,317
Occupancy expense	349	412
Advertising and business promotion	29	29
Stationery and supplies	45	43
Data processing	131	135
Other operating expense	396	417

Total non-interest expense	2,317	2,353

Income before income taxes	1,258	843

Provision for income taxes	438	240

Net income	$820	$603

Earnings per share:
Basic	$0.15	$0.11

Diluted	$0.15	$0.11

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31
	2012	2011

Net income	$820	$603
Unrealized holding gains (losses) on available for sale securities arising during the period	(42)	(69)
Reclassification adjustment for losses (gains) in realized income	—	(9)

Net change in unrealized gains (losses)	(42)	(78)
Tax effect	14	26

Other comprehensive loss	(28)	(52)

Comprehensive income	$792	$551

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss), net of tax	Total

Balance, January 1, 2012	5,344,648	$36,972	$2,608	$789	$40,369

Exercise of common stock options, net of tax benefit	2,812	17	—	—	17
Stock based compensation		13	—	—	13
Net income for the period		—	820	—	820
Cash dividends paid – common ($0.07 per share)		—	(374)	—	(374)
Common stock repurchased	(15,677)	(127)	—	—	(127)
Other comprehensive income, net of taxes		—	—	(28)	(28)

Total comprehensive income

Balance, March 31, 2012	5,331,783	$36,875	$3,054	$761	$40,690

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income	$820	$603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	156
Provision for loan losses	75	75
Gain on sale of investment securities, net	—	(9)
Stock-based compensation	13	12
Mortgage loans originated for sale	(18,396)	(15,687)
Proceeds from mortgage loan sales	20,177	16,881
Gain on sale of mortgage loans	(307)	(147)
Decrease (increase) in accrued interest receivable	29	(3)
Increase in bank owned life insurance	(68)	(71)
Increase in other assets	(283)	(360)
Decrease in other liabilities	(201)	(270)

Net cash provided by operating activities	2,007	1,180

INVESTING ACTIVITIES:
Maturity and payments of investment securities held to maturity	801	—
Purchases of investment securities available for sale	(1,966)	(1,000)
Maturity and payments of investment securities available for sale	3,261	3,699
Proceeds from sale of investment securities available for sale	—	1,934
Net decrease (increase) in loans receivable	652	(12,198)
Purchases of premises and equipment	(49)	(14)

Net cash provided by (used in) investing activities	2,699	(7,579)

FINANCING ACTIVITIES:
Net decrease in demand deposit and savings accounts	(19,958)	(4,322)
Net decrease in certificates of deposit	(483)	(531)
Net change in proceeds from exercise of stock options	17	177
Common stock repurchased	(127)	—
Cash dividends paid common stock	(374)	(326)

Net cash used in financing activities	(20,925)	(5,002)

Net decrease in cash and cash equivalents	(16,219)	(11,401)
Cash and cash equivalents at beginning of period	59,999	57,566

Cash and cash equivalents at end of period	$43,780	$46,165

Supplemental information:
Cash paid during the year for:
Interest	$366	$454
Income taxes	447	377

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2012, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the banking departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The current dividend payments are being made out of income earned during the period. On April 19, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share payable May 31, 2012 to shareholders of record as of May 17, 2012. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

b) Net Income Per Common Share

Basic earnings per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$820	5,340	$0.15	$603	5,429	$0.11

Effect of dilutive securities:
Options	—	41		—	61

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$820	5,381	$0.15	$603	5,490	$0.11

The tables above exclude options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 26,887 and 10,805 for the three months ended March 31, 2012 and 2011, respectively.

c) Stock-Based Compensation

Stock Options:

For accounting purposes, the Company recognizes expense for common stock options awarded over the vesting period at the fair market value of the options on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	346,018	$7.64

Granted	—	—
Exercised	(2,812)	5.97
Forfeited	—	—

Outstanding at March 31, 2012	343,206	$7.65	4.7 Years	$338

Exercisable as of March 31, 2012	249,497	$7.35	3.1 Years	$318

The total stock-based compensation expense for the first three months of 2012 and 2011 was approximately $13 thousand and $12 thousand, respectively. The total intrinsic value of common stock options exercised for the first three months of 2012 and 2011 was approximately $6 thousand and $84 thousand, respectively.

The per share weighted-average fair values of stock options granted during the first three months of 2011 was $1.96 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2011: expected dividend yield of 2.44%, stock price volatility of 21.69%, risk-free interest rate of 2.84% and expected lives of 7 years. There were no stock options granted during the first three months of 2012.

Stock Awards:

At the 2012 Annual Meeting the stockholders approved the adoption of the 2012 Equity Incentive Plan. The Company established the 2012 Equity Incentive Plan for directors, officers and employees of the Company. Up to 150,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of March 31, 2012, 3,067 shares were vested. For the three month period ended March 31, 2012, the Company did not recognize any compensation expense related to the shares awarded. As of March 31, 2012 all share awards were vested and no additional costs related to previously granted shares are expected to be recognized.

d) Recent Accounting Pronouncements

Adoption of New Accounting Guidance

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs “which represents the convergence of the FASB’s and the IASB’s guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning for the term “fair value.” The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” the provisions of which allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2012 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$3,437	$30	$(12)	$3,455
Interest expense	356	12	(12)	356
Provision for loan losses	75	—	—	75
Non-interest income	274	307	(30)	551
Non-interest expense including tax provision	2,523	262	(30)	2,755
Net income	757	63	—	820

Total assets	$343,085	$3,553	$(2,948)	$343,690

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$15,632	$—
Mortgage Backed Securities - Residential	—	22,208	—
Collateralized Mortgage Obligations	—	2,006	—
Corporate debt securities	—	2,331	—
Loans held for sale	—	1,495	—

	Fair Value Measurements at December 31, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$14,753	$—
Mortgage Backed Securities – Residential	—	23,814	—
Collateralized Mortgage Obligations	—	2,734	—
Corporate debt securities	—	2,278	—
Loans held for sale	—	2,969	—

Assets Measured on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011, respectively.

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement for collateral dependent loans is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. As of March 31, 2012 and December 31, 2011, there were no collateral dependent impaired loans for which there was a specific reserve.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2012 and December 31, 2011. No impairment charges were recognized on loans held for sale for the period ending March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows (in thousands):

	March 31, 2012	December 31, 2011

Aggregate fair value	$1,495	$2,969
Contractual balance	1,485	2,928
Gain	10	41

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2012 and December 31, 2011 are outlined below.

For cash and due from banks and interest bearing deposits, the recorded book value approximates fair value. The fair values of loans receivable are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates to a schedule of aggregated expected monthly time deposit maturities. The fair value of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities. The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated costs to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

The carrying amounts and estimated fair values of financial instruments not previously presented are summarized below at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at March 31, 2012 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and due from banks	$5,784	$5,784	$—	$—
Interest bearing deposits	37,996	37,996	—	—
Investment securities held to maturity	9,936	—	10,104	—
Loans receivable, including deferred fees and costs	231,777	—	—	233,235
Demand, NOW, money market and savings	253,850	253,850	—	—
Certificates of deposit	40,423	—	41,318	—
Federal Home Loan Bank advances	7,500	—	8,614	—

		Fair Value Measurements at December 31, 2011 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and due from banks	$4,588	$4,588	$—	$—
Interest bearing deposits	55,411	55,411	—	—
Investment securities held to maturity	10,738	—	10,849	—
Loans receivable, including deferred fees and costs	232,485	—	—	235,344
Demand, NOW, money market and savings	273,808	273,808	—	—
Certificates of deposit	40,906	—	41,883	—
Federal Home Loan Bank advances	7,500	—	8,682	—

4.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at March 31, 2012 (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$8,426	$353	$(7)	$8,772
Corporate debt securities	1,510	—	(178)	1,332

Total held to maturity	$9,936	$353	$(185)	$10,104

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale

U.S. Government Sponsored Agency Securities	$15,499	$154	$(21)	$15,632
Mortgage Backed Securities - Residential	21,189	$1,019	—	22,208
Collateralized Mortgage Obligations	1,958	48	—	2,006
Corporate debt securities	2,378	34	(81)	2,331

Total available for sale	$41,024	$1,255	$(102)	$42,177

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$9,228	$412	$—	$9,640
Corporate debt securities	1,510	—	(301)	1,209

Total held to maturity	$10,738	$412	$(301)	$10,849

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale

U.S. Government Sponsored Agency Securities	$14,560	$198	$(5)	$14,753
Mortgage Backed Securities - Residential	22,775	1,039	—	23,814
Collateralized Mortgage Obligations	2,677	57	—	2,734
Corporate debt securities	2,372	—	(94)	2,278

Total available for sale	$42,384	$1,294	$(99)	$43,579

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

March 31, 2012	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$375	$376
Due in one to five years	705	654
Due in five years to ten years	2,016	2,113
Due after ten years	6,840	6,961

	$9,936	$10,104

Available for Sale
Due in one year or less	$1,021	$1,024
Due in one year to five years	6,933	6,971
Due in five years to ten years	4,448	4,506
Due after ten years	5,475	5,462
Mortgage Backed Securities and Collateralized Mortgage Obligations	23,147	24,214

	$41,024	$42,177

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unrecog -nized Losses	Estimated Fair Value	Unrecog -nized Losses	Estimated Fair Value	Unrecog -nized Losses

Held to Maturity

Municipal securities	$313	$7	$—	$—	$313	$7
Corporate debt securities	505	6	827	172	1,332	178

Total	$818	$13	$827	$172	$1,645	$185

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale

U.S. Government Sponsored Agency Securities	$3,978	$21	$—	$—	$3,978	$21
Corporate debt securities	—	—	919	81	919	81

Total	$3,978	$21	$919	$81	$4,897	$102

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 are as follows:

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unrecog -nized Losses	Estimated Fair Value	Unrecog -nized Losses	Estimated Fair Value	Unreco g-nized Losses

Held to Maturity

Corporate debt securities	$450	$62	$759	$239	$1,209	$301

Total	$450	$62	$759	$239	$1,209	$301

	Less than 12 months		12 Months or longer		Total

	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Available for Sale

U.S. Government sponsored Agency Securities	$3,010	$5	$—	$—	$3,010	$5
Corporate debt securities	1,352	20	926	74	2,278	94

Total	$4,362	$25	$926	$74	$5,288	$99

At March 31, 2012, there were $827 thousand in securities held to maturity with gross unrecognized losses that had been in a continuous unrealized loss position for twelve or more months. Unrealized losses on these securities have not been recognized into income because the issuer(s) bonds are investment grade, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the bond(s) approach maturity.

For the three months ended March 31, 2011 the gross proceeds on sale of investment securities was approximately $1.9 million. For the three months ended March 31, 2011 gross gains on sale of investment securities were $20 thousand and gross losses on sale of investment securities were $11 thousand. There were no sales of investment securities for the three months ended March 31, 2012.

Securities with an amortized cost of $892 thousand were pledged to secure public funds on deposit at March 31, 2012.

5. Loans

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2012		December 31, 2011

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$27,256	11.8%	$32,206	13.9%
Construction, land and land development	6,531	2.8	7,505	3.2
Commercial mortgages	120,226	51.9	113,148	48.7
Residential mortgages	38,179	16.5	37,360	16.1
Consumer	39,367	17.0	42,074	18.1

Gross loans	231,559	100.0%	232,293	100.0%

Net deferred costs	218		192

Total loans	231,777		232,485
Less: Allowance for loan losses	(3,001)		(2,982)

Net loans	$228,776		$229,503

The following table presents information about impaired loans by loan portfolio class as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	759	762	—
Construction, land and land development	—	—	—
Consumer	136	136	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	343	347	10
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	1,102	1,109	10
Construction, land and land development	—	—	—
Consumer	136	136	—
Residential	—	—	—

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	765	768	—
Construction, land and land development	—	—	—
Consumer	146	146	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	344	344	11
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	1,109	1,112	11
Construction, land and land development	—	—	—
Consumer	146	146	—
Residential	—	—	—

	Three months ended

	March, 31 2012	March 31 2011

Average of individually impaired loans during period:

Commercial	$—	$213
Commercial mortgage	1,105	1,770
Construction, land and land development	—	—
Consumer	144	—
Residential	—	—

Interest income recognized during impairment:

Commercial	$—	$3
Commercial mortgage	19	23
Construction, land and land development	—	—
Consumer	—	—
Residential	—	—

There was no cash-basis interest income recognized on any loans for the three months ended March 31, 2012 and 2011, respectively.

The outstanding balances of non-accrual loans, loans past due 90 days and still accruing, other real estate owned, and troubled debt restructured loans as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011

Nonaccrual loans	$136	$146
Loans past due 90 days and still accruing	—	—

Total non-performing loans	136	146
OREO	—	—

Total non-performing assets	$136	$146

Troubled debt restructured loans	$343	$344

The following table presents loans receivable on nonaccrual status by loan portfolio class as of March 31, 2012 and December 31, 2011 (in thousands):

Nonaccrual loans	March 31, 2012	December 31, 2012

Commercial	$—	$—
Commercial mortgage	—	—
Construction, land and land development	—	—
Consumer	136	146
Residential	—	—

Total	$136	$146

The balance of troubled debt restructured loans at March 31, 2012 and December 31, 2011 is represented by one credit that is currently performing under its restructured terms and for which the Company has no commitment to lend additional funds. The modification of terms of such loan include one or a combination of the following: a reduction of the stated interest rate on the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction in the recorded investment in the loan. During the three months ended March 31, 2012 there were no new loans modified as troubled debt restructurings. This troubled debt restructured loan did not have any payment defaults.

The following table presents past due and current loans, including non accrual and restructured loans, by the loan portfolio class as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$125	$122	$—	$247	$27,009	$27,256	$—
Commercial mortgage	455	—	—	455	119,771	120,226	—
Construction, land and land development	—	—	—	—	6,531	6,531	—
Consumer	—	152	136	288	39,079	39,367	—
Residential	—	—	—	—	38,179	38,179	—

Total	$580	$274	$136	$990	$230,569	$231,559	$—

December 31, 2011	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$—	$259	$—	$259	$31,947	$32,206	$—
Commercial mortgage	—	468	—	468	112,680	113,148	—
Construction, land and land development	—	—	—	—	7,505	7,505	—
Consumer	—	148	146	294	41,780	42,074	—
Residential	—	—	—	—	37,360	37,360	—

Total	$—	$875	$146	$1,021	$231,272	$232,293	$—

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2012 and December 31, 2011 (in thousands). Each balance in the table below represents unpaid principal balance, which approximates recorded investment:

March 31, 2012
Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$24,298	$2,958	$—	$—	$27,256
Commercial mortgage	117,988	1,136	1,102	—	120,226
Construction, land and land development	6,531	—	—	—	6,531
Consumer	38,559	672	136	—	39,367
Residential	37,374	805	—	—	38,179

Total	$224,750	$5,571	$1,238	$—	$231,559

December 31, 2011

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$29,215	$2,991	$—	$—	$32,206
Commercial mortgage	110,500	1,539	1,109	—	113,148
Construction, land and land development	7,505	—	—	—	7,505
Consumer	41,780	148	146	—	42,074
Residential	36,555	805	—	—	37,360

Total	$225,555	$5,483	$1,255	$—	$232,293

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2012 and December 31, 2011.

March 31, 2012

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$10	$—	$—	$—	$—	$10
Collectively evaluated for impairment	456	1,618	106	526	219	66	2,991

Total	$456	$1,628	$106	$526	$219	$66	$3,001

Loans Receivable
Individually evaluated for impairment	$—	$1,102	$—	$136	$—		$1,238
Collectively evaluated for impairment	27,256	119,124	6,531	39,231	38,179		230,321

Total	$27,256	$120,226	$6,531	$39,367	$38,179		$231,559

December 31, 2011

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$11	$—	$—	$—	$—	$11
Collectively evaluated for impairment	522	1,531	122	531	215	50	2,971

Total	$522	$1,542	$122	$531	$215	$50	$2,982

Loans Receivable
Individually evaluated for impairment	$—	$1,109	$—	$146	$—		$1,255
Collectively evaluated for impairment	32,206	112,039	7,505	41,928	37,360		231,038

Total	$32,206	$113,148	$7,505	$42,074	$37,360		$232,293

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three months ended March 31, 2012 (in thousands):

Allowance for Loan Losses	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance January 1, 2012	$522	$1,542	$122	$531	$215	$50	$2,982
Charge-offs	(67)	—	—	—	—	—	(67)
Recoveries	3	8	—	—	—	—	11
Provision for loan losses	(2)	78	(16)	(5)	4	16	75

Balance, March 31, 2012	$456	$1,628	$106	$526	$219	$66	$3,001

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three months ended March 31, 2011 (in thousands):

Allowance for Loan Losses	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance January 1, 2011	$186	$1,821	$102	$506	$205	$55	$2,875
Charge-offs	—	—	—	(2)	—	—	(2)
Recoveries	5	—	—	—	—	—	5
Provision for loan losses	(19)	109	(11)	(12)	25	(17)	75

Balance, March 31, 2011	$172	$1,930	$91	$492	$230	$38	$2,953

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A – Risk Factors as included in the Company’s Annual Report Form 10K filed for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2011 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 21 and 23 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

For the three months ended March 31, 2012 net income was $820,000, or $0.15 per diluted share, compared to $603,000, or $0.11 per diluted share, for the same period in 2011. The 36.0% increase in net income and the 36.4% increase in diluted earnings per share were due to higher net interest income, higher non-interest income (largely gains on sales of mortgage loans), and lower non-interest expenses. At March 31, 2012, total assets were $343.7 million, a decrease of $20.3 million from $364.0 million at year-end 2011. The decrease was primarily due to a $16.2 million decline in cash and cash equivalents, a $2.2 million decline in investment securities, and a $1.5 million decline in loans held for sale. Total deposits as of March 31, 2012 totaled $294.3 million, representing a $20.4 million decrease from year-end 2011. The decreases in balances as of March 31, 2012 from year-end 2011 largely represent seasonal variances and do not reflect the Bank’s recent trends of growth in loans, securities and deposits (see “Comparative Average Balance Sheets” below).

Net Interest Income

Fully taxable equivalent (“FTE”) net interest income for the first quarter of 2012 totaled $3.146 million, an increase of $221,000, or 7.6%, from $2.925 million earned in the first quarter of 2011. The increase in FTE net interest income was primarily due to an increase in average interest-earning assets, which grew by 10.9% to $329.6 million in 2012 from $297.3 million in 2011. The growth in assets was primarily due to growth in average loans and average investment securities, which measured 7.9% and 16.7%, respectively. The benefit to net interest income attributable to the higher volume of interest-earning assets was partially offset by a contraction in the net interest margin which, due largely to increased excess liquidity, narrowed by 15 basis points to 3.84% in the current quarter from the prior year quarter. Margin contraction was also due to loans and securities re-pricing downward at a faster pace than interest-bearing funding sources, although this was partially mitigated by an improved funding mix, reflecting a 16.0% increase in core deposits.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three months ended March 31, 2012 and 2011. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

Comparative Average
Balance Sheets
Three Months Ended March 31

	2012			2011

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets
Interest bearing deposits at other banks	$40,281	$26	0.26%	$33,469	$25	0.31%
Loans	232,507	2,996	5.18%	215,494	2,850	5.36%
Loans held for sale	2,327	30	5.13%	1,402	21	6.07%
Investment securities	53,719	440	3.30%	46,035	465	4.10%
Restricted stock	784	10	4.91%	947	14	5.77%

Total interest earning assets	$329,618	$3,502	4.27%	$297,347	$3,375	4.60%

Non-interest earning assets	24,139			23,309
Allowance for loan losses	(3,008)			(2,913)

Total Assets	$350,749			$317,743

Liabilities and Equity

Interest bearing demand deposits	$153,769	$70	0.18%	$135,170	$132	0.40%
Savings	7,520	2	0.11%	7,502	4	0.21%
Money Market	25,936	13	0.21%	18,554	17	0.37%
Certificates of deposits	40,561	205	2.03%	41,082	206	2.04%
FHLB advances/ other borrowings	7,500	66	3.52%	11,000	91	3.37%

Total interest bearing liabilities	235,286	356	0.61%	213,308	450	0.86%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	73,259			63,247
Other liabilities	1,247			1,415

Total Liabilities	309,792			277,970
Stockholders’ Equity	40,957			39,773

Total Liabilities and Stockholders’ Equity	$350,749			$317,743

Net Interest Income		$3,146			$2,925

Net Interest Spread			3.66%			3.74%
Net Interest Margin			3.84%			3.99%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The provision for loan losses was $75,000 for the first quarter of both 2012 and 2011.  The loan loss provisioning during 2012 was largely due to the charge-off of one specific credit, whereas the provisioning in 2011 was primarily attributable to loan growth. The Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain sound relative to its competitive peer groups, and the relatively low level of loan loss provisioning during both 2012 and 2011 reflects very few new problem credits. Nevertheless, management continues to believe that there remains a heightened risk in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income increased by $155,000 to $551,000 in the first quarter of 2012 from $396,000 in the first quarter of 2011, primarily due to a $160,000 increase in gains on sales of residential loans at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank, which originates loans for sale on a pre-sold flow-basis and, on a limited basis, for retention in the Bank’s portfolio. Sullivan’s origination volume increased due to higher refinancing activity, reflecting a significantly lower interest rate environment in the current quarter versus the prior year quarter. Additionally, the first quarter of 2011 included $9,000 in net gains from the sale of investment securities, while the first quarter of 2012 reflected a modest net increase in banking and wealth management fees.

Non-Interest Expense

For the first quarter of 2012, noninterest expenses totaled $2.317 million, a decrease of $36,000, or 1.5%, from $2.353 million in the first quarter of 2011. The decrease was due primarily to decreases in occupancy expense, which declined by $63,000, and FDIC insurance assessment, which declined by $40,000. Partially offsetting these declines were a $50,000 increase in salaries and employee benefits, due largely to higher incentive based compensation, and a $12,000 increase in directors’ fees. Management continues its cost containment efforts which have yielded cost savings in all areas of the Company’s operations.

Income Taxes

The Company recorded provisions for income taxes of $438,000 for the first quarter of 2012 compared to $240,000 for the first quarter of 2011. The effective tax rate was 34.8% for the first quarter of 2012 and 28.5% for same period one year ago. The increase in the effective tax rate was due to an increase in revenue from taxable sources.

FINANCIAL CONDITION

March 31, 2012 as compared to December 31, 2011

At March 31, 2012, total assets were $343.7 million, a decrease of $20.3 million from $364.0 million at year-end 2011. The decrease was primarily due to a $16.2 million decline in cash and cash equivalents, a $2.2 million decline in investment securities, and a $1.5 million decline in loans held for sale. Total deposits as of March 31, 2012 totaled $294.3 million, representing a $20.4 million decrease from year-end 2011. The decreases in balances as of March 31, 2012 from year-end 2011 largely represent seasonal variances and do not reflect the Bank’s recent trends of growth in loans, securities and deposits (see “Comparative Average Balance Sheets” below).

Our portfolio of investment securities available for sale decreased slightly, from $43.6 million at year-end 2011 to $42.2 million at March 31, 2012, despite $2.0 million in securities purchases during the first three months of 2012, as the prolonged period of lower interest rates has resulted in continued pay-downs of mortgage-backed securities and calls of certain agency obligations. During the first three months of 2012, $4.1 million in securities matured or were sold, called or prepaid. There were $761 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $66 thousand in net amortization expenses during the first three months of 2012.

Since 2009, management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account, which is currently earning 0.25% per annum. As a result, cash and cash equivalents have remained high by historical standards. Cash and cash equivalents totaled $43.8 million at March 31, 2012 and $60.0 million at December 31, 2011.

Total loans receivable at March 31, 2012 decreased $0.7 million to $231.8 million from $232.5 million at year-end 2011. The changes in and composition of the loan portfolio, by category, as of March 31, 2012 compared to December 31, 2011 are as follows: Commercial loans decreased $4.9 million to $27.3 million, construction, land and land development loans decreased by $1.0 million to $6.5 million, commercial mortgage loans increased $7.1 million to $120.2 million; consumer loans decreased by $2.7 million to $39.4 million; and residential mortgage loans increased by $0.8 million to $38.2 million. At the end of the first quarter of 2012, the Bank’s commercial loan pipeline of approved loans approximated $20 million.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2012		December 31, 2011

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$27,256	11.8%	$32,206	13.9%
Construction, land and land development	6,531	2.8	7,505	3.2
Commercial mortgages	120,226	51.9	113,148	48.7
Residential mortgages	38,179	16.5	37,360	16.1
Consumer	39,367	17.0	42,074	18.1

Gross loans	231,559	100.0%	232,293	100.0%

Net deferred costs	218		192

Total loans	231,777		232,485
Less: Allowance for loan losses	3,001		2,982

Net loans	$228,776		$229,503

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

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and troubled debt restructurings (“TDRs”) as of the dates indicated (in thousands):

	March 31, 2012	December 31, 2011

Non-accrual loans	$136	$146
Loans past due 90 days and still accruing	—	—

Total non-performing loans	$136	$146
OREO	—	—

Total non-performing assets	$136	$146

Troubled debt restructured loans	$343	$344

Non-accrual loans to total loans	0.06%	0.06%
Non-performing assets to total assets	0.04	0.04
Allowance for loan losses to non-performing loans	2,207	2,042
Allowance for loan losses to total loans	1.30	1.28

Loans delinquent 30-89 days were $854 thousand at March 31, 2012, a decrease from $875 thousand at December 31, 2011.

As of March 31, 2012 and December 31, 2011, there were $1.2 million in impaired loans. The amount of the allowance for loan losses allocated for impaired loans as of March 31, 2012 and December 31, 2011 was $10 thousand and $11 thousand, respectively.

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

At March 31, 2012, the allowance for loan losses was $3.0 million, an increase of $19 thousand from year-end 2011. Net charge-offs totaled $56,000 during the first quarter of 2012. Net recoveries totaled $3,000 during the first quarter of 2011. The allowance for loan losses as a percentage of loans receivable was 1.30% at March 31, 2012 and 1.28% at December 31, 2011.

The following table describes the activity in the allowance for loan losses account for the periods ended (in thousands):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Allowance for loan losses at beginning of period	$2,982	2,875
Charge-offs	(67)	(2)
Recoveries	11	5

Net charge-offs	(56)	3
Provision for loan losses	75	75

Allowance for loan losses at end of period	$3,001	2,953

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of March 31, 2012 and 2011, the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model, which is based on multiple assumptions, attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of March 31, 2012, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will decrease our net interest income by 1.3%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 1.8%. As of March 31, 2011, our model predicted that a 200 basis point gradual increase in general interest rates would decrease net interest income by 0.4%, while a 200 basis point decrease would decrease net interest income by 1.4%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s estimated variance in EVPE as a percentage of assets as of March 31, 2012, was -1.89% with a rate shock of up 200 basis points, and +0.02% with a rate shock of down 200 basis points. At March 31, 2011, the variances were -1.51% assuming an up 200 basis points rate shock and +0.33% assuming a down 200 basis points rate shock.

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

At March 31, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of December 31, 2011, liquid assets (cash and due from banks, interest bearing deposits at other banks and unencumbered investment securities) were $79.1 million, which represented 23.0% of total assets and 26.2% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2012, had the ability to borrow $76.5 million. The Bank also has a credit facility with the Federal Reserve Bank of New York for direct discount window borrowings that had, as of March 31, 2012, an approximate borrowing capacity based on pledged collateral of $9.5 million. In addition, the Bank has in place additional borrowing capacity of $18.5 million through correspondent banks. At March 31, 2012, the Bank had aggregate available and unused credit of $97.0 million, which represents the aforementioned facilities totaling $104.5 million net of $7.5 million in outstanding borrowings. At March 31, 2012 outstanding commitments for the Bank to extend credit were $89.6 million.

Total stockholders’ equity increased to $40.7 million at March 31, 2012 from $40.4 million at year-end 2011. Activity in stockholders’ equity consisted of an increase in retained earnings of $446 thousand which represents net income of $820 thousand earned during the first three months of 2012 offset by cash dividend payments of $374 thousand. During the first three months of 2012, common stock decreased by $97 thousand due to common stock repurchases of $127 thousand, partially offset by the exercise of previously issued stock options of $17 thousand and $13 thousand in stock based compensation. Accumulated comprehensive income decreased by $28 thousand resulting from a net change in unrealized gain on securities available for sale.

At March 31, 2012 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2012 and 2011, for the Bank, as well as the minimum regulatory requirements.

	Actual		Minimum Regulatory Requirement		For Classification as Well Capitalized

	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

March 31, 2012
Leverage Capital	$37,823	10.79%	$14,018	4.00%	$17,522	≥5.00%
Tier 1-Risk Based	37,823	14.21	10,650	4.00	15,974	≥6.00
Total Risk-Based	40,824	15.33	21,300	8.00	26,624	≥10.00

	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

March 31, 2011
Leverage Capital	$34,723	10.94%	$12,699	4.00%	$15,873	≥5.00%
Tier 1-Risk Based	34,723	13.84	10,033	4.00	15,050	≥6.00
Total Risk-Based	37,676	15.02	20,066	8.00	25,084	≥10.00

The Company’s ratio of equity capital to total assets was 11.84% as of March 31, 2012 and 12.28% as of March 31, 2011. As the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements at the consolidated holding company level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (a) and (b) - none

(c)

In February of 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October, 2007 the Board increased this program by 250,000 shares and in October, 2011 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31	—	$—	—	309,284
February 1 – February 29	10,769	8.02	10,769	298,515
March 1 – March 31	4,908	8.04	4,908	293,607

Total	15,677	8.03	15,677	293,607

Item 3. Defaults Upon Senior Securities

          Not applicable

Item 4. Mine Safety Disclosures

          Not applicable

Item 5. Other Information

          Not applicable

Item 6. Exhibits

          Exhibits

Exhibit 31.1 – Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)
Exhibit 31.2 – Certification of William S. Burns pursuant to SEC Rule 13a-14(a)
Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Somerset hills Bancorp’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: May 14, 2012	By: /s/ William S. Burns

William S. Burns
Executive Vice President and
Chief Financial Officer