Form 10-Q
period 2012-06-30
SOMERSET HILLS BANCORP
filed 2012-08-13
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012 there were 5,324,703 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Cash and due from banks	$6,799	$4,588
Interest bearing deposits at other banks	49,712	55,411

Total cash and cash equivalents	56,511	59,999

Loans held for sale	2,181	2,969

Investment securities held to maturity (Estimated fair value of $9,799 in 2012 and $10,849 in 2011)	9,560	10,738
Investment securities available for sale	31,971	43,579

Loans receivable	238,771	232,485
Less: Allowance for loan losses	(3,089)	(2,982)

Net loans receivable	235,682	229,503

Premises and equipment, net	4,927	4,996
Bank owned life insurance	8,111	8,000
Accrued interest receivable	1,092	1,168
Prepaid expenses	872	985
Other assets	2,615	2,088

Total assets	$353,522	$364,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$77,153	$80,532
Interest bearing deposits-NOW, money market and savings	188,243	193,276
Certificates of deposit, under $100,000	19,323	20,875
Certificates of deposit, $100,000 and over	18,767	20,031

Total deposits	303,486	314,714

Federal Home Loan Bank advances	7,500	7,500
Other liabilities	1,522	1,442

Total liabilities	312,508	323,656

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,324,703 shares in 2012 and 5,344,648 in 2011	36,826	36,972
Retained earnings	3,529	2,608
Accumulated other comprehensive income	659	789

Total stockholders’ equity	41,014	40,369

Total liabilities and stockholders’ equity	$353,522	$364,025

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2012	2011	2012	2011

INTEREST INCOME
Loans, including fees	$2,951	$2,945	$5,977	$5,816
Investment securities	330	397	733	826
Interest bearing deposits with other banks	27	34	53	60

Total interest income	3,308	3,376	6,763	6,702

INTEREST EXPENSE
Deposits	273	371	564	730
Federal Home Loan Bank advances	66	92	131	184

Total interest expense	339	463	695	914

Net interest income	2,969	2,913	6,068	5,788

Provision for loan losses	90	30	165	105

Net interest income after provision for loan losses	2,879	2,883	5,903	5,683

NON-INTEREST INCOME
Service fees on deposit accounts	76	69	147	144
Gains on sales of mortgage loans, net	314	139	621	286
Bank owned life insurance	68	72	135	143
Gain on sales of investment securities, net	161	—	161	9
Other income	93	88	199	183

Total non-interest income	712	368	1,263	765

NON-INTEREST EXPENSE
Salaries and employee benefits	1,291	1,288	2,658	2,606
Occupancy expense	332	361	681	774
Advertising and business promotion	32	40	61	69
Stationery and supplies	35	38	80	81
Data processing	122	138	252	272
Other operating expense	378	353	775	687

Total non-interest expense	2,190	2,278	4,507	4,632

Income before provision for income taxes	1,401	973	2,659	1,816

Provision for income taxes	500	322	938	562

Net income	$901	$651	$1,721	$1,254

Earnings per share:
Basic	$0.17	$0.12	$0.32	$0.23

Diluted	$0.17	$0.12	$0.32	$0.23

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net income	$901	$651	$1,721	$1,254
Unrealized gains and losses on securities available for sale: Net gains (losses) arising during period	(127)	265	(36)	196
Reclassification adjustment for losses (gains) in realized income	(161)	—	(161)	(9)

Net change in unrealized gains (losses)	(288)	265	(197)	187
Tax effect	98	(89)	67	(63)

Other comprehensive income (losses)	(190)	176	(130)	124

Comprehensive income	$711	$827	$1,591	$1,378

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss), net of tax	Total

Balance, January 1, 2012	5,344,648	$36,972	$2,608	$789	$40,369

Exercise of common stock options, net of tax benefit	2,812	17	—	—	17
Stock based compensation		25	—	—	25
Net income for the period		—	1,721	—	1,721
Cash dividends paid – common ($0.15 per share)		—	(800)	—	(800)
Common stock repurchased	(22,757)	(188)	—	—	(188)
Other comprehensive income, net of taxes		—	—	(130)	(130)

Balance, June 30, 2012	5,324,703	$36,826	$3,529	$659	$41,014

Balance, January 1, 2011	5,421,924	$37,600	$1,145	$646	$39,391

Exercise of common stock options, net of tax benefit	34,371	211	—	—	211
Stock based compensation	(979)	22	—	—	22
Net income for the period		—	1,254	—	1,254
Cash dividends paid – common ($0.12 per share)		—	(653)	—	(653)
Other comprehensive income, net of taxes		—	—	124	124

Balance, June 30, 2011	5,455,316	$37,833	$1,746	$770	$40,349

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2012	2011

OPERATING ACTIVITIES:
Net income	$1,721	$1,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289	301
Provision for loan losses	165	105
Gain on sale of investment securities, net	(161)	(9)
Stock-based compensation	25	22
Mortgage loans originated for sale	(45,820)	(27,937)
Proceeds from mortgage loan sales	47,229	27,533
Gain on sale of mortgage loans	(621)	(286)
Decrease (increase) in accrued interest receivable	76	(29)
Increase in bank owned life insurance	(111)	(143)
Increase in other assets	(414)	(305)
Increase (decrease) in other liabilities	147	(436)

Net cash provided by operating activities	2,525	70

INVESTING ACTIVITIES:
Maturity and payments of investment securities held to maturity	1,175	1
Purchases of investment securities available for sale	(1,966)	(7,131)
Maturity and payments of investment securities available for sale	7,736	6,449
Proceeds from sale of investment securities available for sale	5,666	1,934
Increase in loans receivable	(6,344)	(15,108)
Purchases of premises and equipment	(81)	(14)

Net cash provided by (used in) investing activities	6,186	(13,869)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposit and savings accounts	(8,412)	8,879
Net (decrease) increase in certificates of deposit	(2,816)	94
Proceeds from exercise of stock options	17	211
Common stock repurchased	(188)	—
Cash dividends paid common stock	(800)	(653)

Net cash (used in) provided by financing activities	(12,199)	8,531

Net decrease in cash and cash equivalents	(3,488)	(5,268)
Cash and cash equivalents at beginning of period	59,999	57,566

Cash and cash equivalents at end of period	$56,511	$52,298

Supplemental information:
Cash paid during the year for:
Interest	$705	$977
Income taxes	988	927

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At June 30, 2012, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008 the Bank established a subsidiary to hold and manage foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the banking departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The current dividend payments are being made out of income earned during the period. On July 19, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share payable August 31, 2012 to shareholders of record as of August 17, 2012. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$1,721	5,334	$0.32	$1,254	5,442	$0.23

Effect of dilutive securities:
Options	—	48		—	57

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$1,721	5,382	$0.32	$1,254	5,499	$0.23

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$901	5,329	$0.17	$651	5,454	$0.12

Effect of dilutive securities:
Options	—	41		—	60

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$901	5,370	$0.17	$651	5,514	$0.12

The tables above exclude options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 26,897 and 10,407 for the three months ended June 30, 2012 and 2011, respectively. The number of anti-dilutive common stock options totaled 21,842 and 12,909 for the six months ended June 30, 2012 and 2011, respectively.

c) Stock-Based Compensation

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

The following table summarizes stock option activity.

	Number of Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	346,018	$7.64

Granted	—	—
Exercised	(2,812)	5.97
Forfeited	—	—

Outstanding at June 30, 2012	343,206	$7.65	4.4 Years	$447

Exercisable as of June 30, 2012	251,247	$7.34	2.8 Years	$404

The total stock-based compensation expense for the first six months of 2012 and 2011 was approximately $25 thousand and $22 thousand, respectively. The total intrinsic value of common stock options exercised for the first six months of 2012 and 2011 was approximately $6 thousand and $99 thousand, respectively.

The per share weighted-average fair values of stock options granted during the first six months of 2011 was $1.96 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2011: expected dividend yield of 2.44%, stock price volatility of 21.69%, risk-free interest rate of 2.84% and expected lives of 7 years. There were no stock options granted during the first six months of 2012.

Stock Awards:

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of June 30, 2012, 3,067 shares were vested. For the six month period ended June 30, 2012, the Company did not recognize any compensation expense related to the shares awarded. As of June 30, 2012 all share awards were vested and no additional costs related to previously granted shares are expected to be recognized.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2012 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$3,289	$34	$(15)	$3,308
Interest expense	339	15	(15)	339
Provision for loan losses	90	—	—	90
Non-interest income	428	314	(30)	712
Non-interest expense including tax provision	2,458	262	(30)	2,690
Net income	830	71	—	901

Total assets	$352,749	$5,374	$(4,601)	$353,522

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended June 30, 2011 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,364	$19	$(7)	$3,376
Interest expense	463	7	(7)	463
Provision for loan losses	30	—	—	30
Non-interest income	259	139	(30)	368
Non-interest expense including tax provision	2,444	186	(30)	2,600
Net income (loss)	686	(35)	—	651

Total assets	$337,504	$4,970	$(4,018)	$338,456

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the six months ended June 30, 2012 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating entries	Consolidated

Interest income	$6,726	$64	$(27)	$6,763
Interest expense	695	27	(27)	695
Provision for loan losses	165	—	—	165
Non-interest income	702	621	(60)	1,263
Non-interest expense including tax provision	4,982	523	(60)	5,445
Net income	1,586	135	—	1,721

Total assets	$352,749	$5,374	$(4,601)	$353,522

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities –
U.S. Government sponsored
Agency Securities	$—	$8,030	$—
Mortgage Backed Securities - Residential	—	19,858	—
Collateralized Mortgage Obligations	—	1,762	—
Corporate debt securities	—	2,321	—
Loans held for sale	—	2,181	—

	Fair Value Measurements at December 31, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities –
U.S. Government sponsored
Agency Securities	$—	$14,753	$—
Mortgage Backed Securities – Residential	—	23,814	—
Collateralized Mortgage Obligations	—	2,734	—
Corporate debt securities	—	2,278	—
Loans held for sale	—	2,969	—

Assets Measured on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011, respectively.

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement for collateral dependent loans is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. As of June 30, 2012 and December 31, 2011, there were no collateral dependent impaired loans for which there was a specific reserve.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2012 and December 31, 2011. No impairment charges were recognized on loans held for sale for the period ending June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows (in thousands):

	June 30, 2012	December 31, 2011

Aggregate fair value	$2,181	$2,969
Contractual balance	2,131	2,928
Gain	50	41

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2012 and December 31, 2011 are outlined below.

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

The carrying amounts and estimated fair values of financial instruments not previously presented are summarized below at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at June 30, 2012 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and due from banks	$6,799	$6,799	$—	$—
Interest bearing deposits	49,712	49,712	—	—
Investment securities held to maturity	9,560	—	10,849	—
Loans receivable, including deferred fees and costs	238,771	—	—	241,635
Demand, NOW, money market and savings	265,396	265,396	—	—
Certificates of deposit	38,090	—	38,912	—
Federal Home Loan Bank advances	7,500	—	8,511	—

		Fair Value Measurements at December 31, 2011 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and due from banks	$4,588	$4,588	$—	$—
Interest bearing deposits	55,411	55,411	—	—
Investment securities held to maturity	10,738	—	10,849	—
Loans receivable, including deferred fees and costs	232,485	—	—	235,344
Demand, NOW, money market and savings	273,808	273,808	—	—
Certificates of deposit	40,906	—	41,883	—
Federal Home Loan Bank advances	7,500	—	8,682	—

4. Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at June 30, 2012 (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

Held to Maturity

Obligations of US States and Political Subdivisions	$8,051	$419	$—	$8,470
Corporate debt securities	1,509	—	(180)	1,329

Total held to maturity	$9,560	$419	$(180)	$9,799

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale

U.S. Government Sponsored Agency Securities	$7,981	$49	$—	$8,030
Mortgage Backed Securities - Residential	18,887	$971	—	19,858
Collateralized Mortgage Obligations	1,720	42	—	1,762
Corporate debt securities	2,385	24	(88)	2,321

Total available for sale	$30,973	$1,086	$(88)	$31,971

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

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at June 30, 2012 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

June 30, 2012	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$—	$—
Due in one to five years	705	648
Due in five years to ten years	2,196	2,328
Due after ten years	6,659	6,823

	$9,560	$9,799

Available for Sale
Due in one year or less	$1,011	$1,013
Due in one year to five years	3,937	3,970
Due in five years to ten years	1,448	1,374
Due after ten years	3,970	3,994
Mortgage backed securities and collateralized mortgage obligations	20,607	21,620

	$30,973	$31,971

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 are as follows:

	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unrecog -nized Losses	Estimated Fair Value	Unrecog -nized Losses	Estimated Fair Value	Unrecog -nized Losses

Corporate debt securities	$—	$—	$1,329	$180	$1,329	$180

Total	$—	$—	$1,329	$180	$1,329	$180

	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Corporate debt securities	$—	$—	$912	$88	$912	$88

Total	$—	$—	$912	$88	$912	$88

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

At June 30, 2012, there were $1.3 million in securities held to maturity with gross unrecognized losses that had been in a continuous unrealized loss position for twelve or more months. Unrealized losses on these securities have not been recognized into income because the issuer(s) bonds are investment grade, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the bond(s) approach maturity.

For the six months ended June 30, 2012 the gross proceeds on sale of investment securities was approximately $5.7 million. For the six months ended June 30, 2012 gross gains on sale of investment securities were $161 thousand.

For the six months ended June 30, 2011 the gross proceeds on sale of investment securities was approximately $1.9 million. For the six months ended June 30, 2011 gross gains on sale of investment securities were $20 thousand and gross losses on sale of investment securities were $11 thousand.

Securities with an amortized cost of $986 thousand were pledged to secure public funds on deposit at June 30, 2012.

5. Loans

The following schedule presents the components of loans, net of unearned income, for each period presented:

	June 30, 2012		December 31, 2011

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$30,015	12.6%	$32,206	13.9%
Construction, land and land development	5,868	2.5	7,505	3.2
Commercial mortgages	125,137	52.4	113,148	48.7
Residential mortgages	37,906	15.9	37,360	16.1
Consumer	39,618	16.6	42,074	18.1

Gross loans	238,544	100.0%	232,293	100.0%

Net deferred costs	227		192

Total loans	238,771		232,485
Less: Allowance for loan losses	(3,089)		(2,982)

Net loans	$235,682		$229,503

The following table presents information about impaired loans by loan portfolio class as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	—	—	—
Construction, land and land development	—	—	—
Consumer	141	141	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	342	345	9
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	342	345	9
Construction, land and land development	—	—	—
Consumer	141	141	—
Residential	—	—	—

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	765	768	—
Construction, land and land development	—	—	—
Consumer	146	146	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	344	344	11
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	1,109	1,112	11
Construction, land and land development	—	—	—
Consumer	146	146	—
Residential	—	—	—

	Three months ended

	June 30, 2012	June 30, 2011

Average of individually impaired loans during period:

Commercial	$—	$69
Commercial mortgage	342	1,762
Construction, land and land development	—	—
Consumer	141	—
Residential	—	—

Interest income recognized during impairment:

Commercial	$—	$1
Commercial mortgage	5	23
Construction, land and land development	—	—
Consumer	—	—
Residential	—	—

	Six months ended

	June 30, 2012	June 30, 2011

Average of individually impaired loans during period:

Commercial	$—	$141
Commercial mortgage	724	1,766
Construction, land and land development	—	—
Consumer	143	—
Residential	—	—

Interest income recognized during impairment:

Commercial	$—	$4
Commercial mortgage	24	46
Construction, land and land development	—	—
Consumer	—	—
Residential	—	—

There was no cash-basis interest income recognized on any loans for the three months ended June 30, 2012 and 2011, respectively.

The outstanding balances of non-accrual loans, loans past due 90 days and still accruing, other real estate owned, and troubled debt restructured loans as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011

Nonaccrual loans	$141	$146
Loans past due 90 days and still accruing	—	—

Total non-performing loans	141	146
OREO	—	—

Total non-performing assets	$141	$146

Troubled debt restructured loans	$342	$344

The following table presents loans receivable on nonaccrual status by loan portfolio class as of June 30, 2012 and December 31, 2011 (in thousands):

Nonaccrual loans	June 30, 2012	December 31, 2012

Commercial	$—	$—
Commercial mortgage	—	—
Construction, land and land development	—	—
Consumer	141	146
Residential	—	—

Total	$141	$146

The balance of troubled debt restructured loans at June 30, 2012 and December 31, 2011 is represented by one credit that is currently performing under its restructured terms and for which the Company has no commitment to lend additional funds. Troubled debt restructured loans include one or more of the following contractual modifications: a reduction of the stated interest rate on the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction in the recorded investment in the loan. During both the three and six months ended June 30, 2012 there were no new loans modified as troubled debt restructurings. The Company’s one troubled debt restructured loan did not have any payment defaults.

The following table presents past due and current loans, including nonaccrual and restructured loans, by the loan portfolio class as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$122	$114	$—	$236	$29,779	$30,015	$—
Commercial mortgage	442	—	—	442	124,695	125,137	—
Construction, land and land development	—	—	—	—	5,868	5,868	—
Consumer	42	525	141	708	38,910	39,618	—
Residential	—	—	—	—	37,906	37,906	—

Total	$606	$639	$141	$1,386	$237,158	$238,544	$—

December 31, 2011

Commercial	$—	$259	$—	$259	$31,947	$32,206	$—
Commercial mortgage	—	468	—	468	112,680	113,148	—
Construction, land and land development	—	—	—	—	7,505	7,505	—
Consumer	—	148	146	294	41,780	42,074	—
Residential	—	—	—	—	37,360	37,360	—

Total	$—	$875	$146	$1,021	$231,272	$232,293	$—

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2012 and December 31, 2011 (in thousands). Each balance in the table below represents unpaid principal balance, which approximates recorded investment:

June 30, 2012
Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$27,946	$2,069	$—	$—	$30,015
Commercial mortgage	122,339	2,456	342	—	125,137
Construction, land and land development	5,868	—	—	—	5,868
Consumer	38,809	668	141	—	39,618
Residential	37,101	805	—	—	37,906

Total	$232,063	$5,998	$483	$—	$238,544

December 31, 2011

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$29,215	$2,991	$—	$—	$32,206
Commercial mortgage	110,500	1,539	1,109	—	113,148
Construction, land and land development	7,505	—	—	—	7,505
Consumer	41,780	148	146	—	42,074
Residential	36,555	805	—	—	37,360

Total	$225,555	$5,483	$1,255	$—	$232,293

The following tables represent the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2012 and December 31, 2011.

June 30, 2012

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$9	$—	$—	$—	$—	$9
Collectively evaluated for impairment	470	1,720	95	529	218	48	3,080

Total	$470	$1,729	$95	$529	$218	$48	$3,089

Loans Receivable
Individually evaluated for impairment	$—	$342	$—	$141	$—		$483
Collectively evaluated for impairment	30,015	124,795	5,868	39,477	37,906		238,061

Total	$30,015	$125,137	$5,868	$39,618	$37,706		$238,544

		December 31, 2011

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$11	$—	$—	$—	$—	$11
Collectively evaluated for impairment	522	1,531	122	531	215	50	2,971

Total	$522	$1,542	$122	$531	$215	$50	$2,982

Loans Receivable
Individually evaluated for impairment	$—	$1,109	$—	$146	$—		$1,255
Collectively evaluated for impairment	32,206	112,039	7,505	41,928	37,360		231,038

Total	$32,206	$113,148	$7,505	$42,074	$37,360		$232,293

The following tables present activity in the Company’s allowance for loan losses by class of loans (in thousands):

	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance January 1, 2012	$522	$1,542	$122	$531	$215	$50	$2,982
Charge-offs	(67)	—	—	(5)	—	—	(72)
Recoveries	6	8	—	—	—	—	14
Provision for loan losses	9	179	(27)	3	3	(2)	165

Balance, June 30, 2012	$470	$1,729	$95	$529	$218	$48	$3,089

Balance January 1, 2011	$186	$1,821	$102	$506	$205	$55	$2,875
Charge-offs	—	—	—	(2)	—	—	(2)
Recoveries	8	—	—	—	—	—	8
Provision for loan losses	(31)	130	(2)	(25)	36	(3)	105

Balance, June 30, 2011	$163	$1,951	$100	$479	$241	$52	$2,986

Balance April 1, 2012	$456	$1,628	$106	$526	$219	$66	$3,001
Charge-offs	—	—	—	(5)	—	—	(5)
Recoveries	3	—	—	—	—	—	3
Provision for loan losses	11	101	(11)	8	(1)	(18)	90

Balance, June 30, 2012	$470	$1,729	$95	$529	$218	$48	$3,089

Balance April 1, 2011	$172	$1,930	$91	$492	$230	$38	$2,953
Charge-offs	—	—	—	—	—	—
Recoveries	3	—	—	—	—	—	3
Provision for loan losses	(12)	21	9	(13)	11	14	30

Balance, June 30, 2011	$163	$1,951	$100	$479	$241	$52	$2,986

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A–Risk Factors as included in the Company’s Annual Report Form 10-K filed for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2011 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 23 and 25 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

Net income was $901,000 for the second quarter of 2012, a 38.4% increase over the $651,000 earned during the second quarter of 2011. Diluted earnings per share were $0.17 in the second quarter of 2012, up from $0.12 in the second quarter of 2011. For the first six months of 2012, net income was $1.7 million, representing a 37.2% increase from net income of $1.3 million in the comparable 2011 period. Six-month diluted earnings per share were $0.32 in 2012 versus $0.23 in 2011. Second quarter and six-month 2012 earnings included net securities gains of $161,000 ($97,000 on an after-tax basis), while six-month 2011 earnings included net securities gains of $9,000 ($5,000 on an after-tax basis). Excluding the securities gains, the Company’s second quarter 2012 net income increased by 23.5% and its 2012 six-month net income increased by 30.0% over the comparable prior year periods. The increases in net income, exclusive of net securities gains, were primarily due to higher net interest income, higher gains on sales of residential mortgage loans and lower operating expenses, partially offset by higher provisions for loan losses.

Total assets declined by $10.5 million to $353.5 million, at June 30, 2012 from $364.0 million at year-end 2011, reflecting largely a decline in deposit balances. Within total assets, investment securities declined by $12.8 million and cash and cash equivalents declined by $3.5 million, while loans receivable grew by $6.3 million. Total deposits as of June 30, 2012 totaled $303.5 million, representing an $11.2 million decrease from year-end 2011. The decrease in deposit balances at the specified dates largely reflects seasonal fluctuations and does not reflect the Bank’s recent trends of growth in deposits (see “Comparative Average Balance Sheets” below).

Net Interest Income

Fully taxable equivalent (“FTE”) net interest income for the second quarter of 2012 totaled $3.0 million, an increase of $50,000, or 1.7%, from the year ago quarter. FTE net interest income for the first half of 2012 totaled $6.2 million, an increase of $271,000, or 4.6%, from $5.9 million earned in the prior year first half. The increases in FTE net interest income were primarily due to increases in interest-earning assets, which grew by 4.9% in the quarter comparison and by 7.8% in the first half comparison. The benefit to net interest income from higher interest-earning assets was partially offset by a contraction in the net interest margin, which narrowed by 11 basis points to 3.71% in the current quarter from the prior year quarter and by 13 basis points to 3.77% in the first half of 2012 from the first half of 2011. Growth in average interest-earning assets was primarily due to loan growth and, to a lesser extent, securities portfolio growth. Average total loans increased by $15.1 million, or 6.7%, in the quarter comparison, and by $16.1 million, or 7.4%, in the first half comparison. The average securities portfolio balance increased by $3.2 million, or 7.4%, in the quarterly comparison and by $5.4 million, or 12.3%, in the first half comparison. The Bank’s FTE net interest income has continued to increase, reflecting growth in average interest earning assets and growth in average core deposits, despite the net interest margin compression which has resulted from the maturity, prepayment or contractual repricing of loans and securities in this extended period of low interest rates.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three months and six months ended June 30, 2012 and 2011. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

	Comparative Average Balance Sheets Three Months Ended June 30
	2012			2011

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets
Interest bearing deposits at other banks	$42,152	$27	0.25%	$46,874	$34	0.29%
Loans	234,592	2,917	5.00%	219,469	2,929	5.35%
Loans held for sale	3,113	34	4.36%	1,322	16	5.01%
Investment securities	45,934	365	3.19%	42,751	436	4.09%
Restricted stock	831	8	4.11%	942	10	4.35%

Total interest earning assets	$326,622	$3,351	4.13%	$311,358	$3,425	4.41%

Non-interest earning assets	23,489			23,544
Allowance for loan losses	(3,028)			(2,971)

Total Assets	$347,083			$331,931

Liabilities and Equity

Interest bearing demand deposits	$151,965	$69	0.18%	$145,052	$141	0.39%
Savings	7,220	2	0.10%	7,215	4	0.20%
Money Market	21,057	10	0.20%	15,677	13	0.34%
Certificates of deposits	39,067	192	1.98%	41,634	213	2.05%
FHLB advances/ other borrowings	7,500	66	3.52%	11,000	92	3.37%

Total interest bearing liabilities	226,809	339	0.60%	220,578	463	0.84%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	77,751			69,899
Other liabilities	1,257			1,085

Total Liabilities	305,817			291,562
Stockholders’ Equity	41,266			40,369

Total Liabilities and Stockholders’ Equity	$347,083			$331,931

Net Interest Income		$3,012			$2,962

Net Interest Spread			3.53%			3.57%
Net Interest Margin			3.71%			3.82%

	Comparative Average Balance Sheets Six Months Ended June 30
	2012			2011

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets
Interest bearing deposits at other banks	$41,216	$53	0.26%	$40,209	$60	0.30%
Loans	233,550	5,914	5.09%	217,492	5,778	5.36%
Loans held for sale	2,720	63	4.69%	1,362	38	5.55%
Investment securities	49,826	805	3.25%	44,384	901	4.09%
Restricted stock	808	18	4.50%	944	24	5.06%

Total interest earning assets	$328,120	$6,853	4.20%	$304,391	$6,801	4.51%

Non-interest earning assets	23,814			23,427
Allowance for loan losses	(3,018)			(2,942)

Total Assets	$348,916			$324,876

Liabilities and Equity

Interest bearing demand deposits	$152,867	$140	0.18%	$140,138	$273	0.39%
Savings	7,370	4	0.11%	7,358	8	0.21%
Money Market	23,496	23	0.20%	17,108	30	0.35%
Certificates of deposits	39,814	397	2.00%	41,359	419	2.04%
FHLB advances/ other borrowings	7,500	131	3.52%	11,000	184	3.37%

Total interest bearing liabilities	231,047	695	0.61%	216,963	914	0.85%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	75,505			66,592
Other liabilities	1,252			1,248

Total Liabilities	307,804			284,803
Stockholders’ Equity	41,112			40,073

Total Liabilities and Stockholders’ Equity	$348,916			$324,876

Net Interest Income		$6,158			$5,887

Net Interest Spread			3.59%			3.66%
Net Interest Margin			3.77%			3.90%

The data contained in the above tables have been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The provision for loan losses was $90,000 and $165,000 for the second quarter and first half of 2012, respectively compared with $30,000 and $105,000 for the second quarter and first half of 2011, respectively. The loan loss provisioning during 2012 and 2011 was largely due to loan portfolio growth. The provision for the first half of 2012 was also due to the charge-off of one specific credit in the first quarter of 2012. The Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain sound relative to its competitive peer groups, and the relatively low level of loan loss provisioning during both 2012 and 2011 reflects very few new problem credits. Nevertheless, management continues to believe that there remains a heightened risk in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income increased to $712,000 and $1.3 million in the second quarter and first half of 2012, respectively, from $368,000 and $765,000 in the second quarter and first half of 2011, respectively. During the second quarter of 2012, the Bank sold $5.5 million of available-for-sale investment securities as part of its asset liability management strategy to maintain asset durations in light of loan portfolio growth. The sales resulted in net securities gains of $161,000. During the first quarter of 2011 the Bank realized $9,000 in net securities gains. The increases in non-interest income were also due to increased origination volume and sales of residential loans at Sullivan Financial Services, Inc., a wholly-owned mortgage banking subsidiary of the Bank. Mortgage originations increased due to higher residential mortgage refinancing activity, which is typically elevated during periods of low interest rates. Gains on the sale of loans totaled $314,000 and $621,000 in the second quarter and first half of 2012, respectively, versus $139,000 and $286,000 in the comparable 2011 periods. The increases in non-interest income in 2012 versus 2011 also reflect modest growth in service fees on deposit accounts and debit card income.

Non-Interest Expense

Non-interest expenses decreased by $88,000, or 3.9%, to $2.2 million in the second quarter of 2012 from $2.3 million in the prior year second quarter, and by $125,000, or 2.7%, to $4.5 million in the first half of 2012 from $4.6 million in the prior year first half. The declines in operating expenses were due primarily to decreases in (i) occupancy, due largely to lower depreciation costs, (ii) data processing, due to lower fees paid to the bank’s technology service providers and (iii) FDIC assessment costs, due to changes in the method of calculating premiums which generally benefitted community banks. Management continues its expense containment efforts which have yielded cost savings in many areas of the Company’s operations.

Income Taxes

The Company recorded provisions for income taxes of $500,000 and $938,000 for the second quarter and first half of 2012, respectively, versus $322,000 and $562,000 for the second quarter and first half of 2011, respectively. The effective tax rates were 35.7% and 35.3% for the second quarter and first half of 2012, respectively, versus 33.1% and 30.9% for the second quarter and first half of 2011, respectively. The increase in the effective tax rates for 2012 was due to an increase in revenue from taxable sources.

FINANCIAL CONDITION

June 30, 2012 as compared to December 31, 2011

At June 30, 2012, total assets were $353.5 million, a decrease of $10.5 million from $364.0 million at year-end 2011. The decrease was primarily due to a $12.8 million decline in investment securities and a $3.5 million decline in cash and cash equivalents, partially offset by a $6.3 million increase in loans receivable. Total deposits as of June 30, 2012 totaled $303.5 million, representing an $11.2 million decrease from year-end 2011. The decreases in deposit balances as of June 30, 2012 from year-end 2011 largely represent seasonal variances and do not reflect the Bank’s recent trends of growth in loans, securities and deposits (see “Comparative Average Balance Sheets” below).

Our portfolio of investment securities available for sale decreased, from $43.6 million at year-end 2011 to $32.0 million at June 30, 2012, due in part to the sale of $5.5 million in securities in conjunction with the Bank’s asset/liability management strategies. In addition, during the first six months of 2012, $7.7 million in securities matured, were called or prepaid, as the prolonged period of lower interest rates has resulted in increased amortization of mortgage-related securities and calls of certain agency obligations. There were $659 thousand in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $138 thousand in net amortization expenses during the first six months of 2012.

Since 2009, management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account, which is currently earning 0.25% per annum. As a result, cash and cash equivalents have remained high by historical standards. Cash and cash equivalents totaled $56.5 million at June 30, 2012 and $60.0 million at December 31, 2011.

Total loans receivable at June 30, 2012 increased $6.3 million to $238.8 million from $232.5 million at year-end 2011. The changes in and composition of the loan portfolio, by category, as of June 30, 2012 compared to December 31, 2011 are as follows: Commercial loans decreased $2.2 million to $30.0 million, construction, land and land development loans decreased by $1.6 million to $5.9 million, commercial mortgage loans increased $12.0 million to $125.1 million; consumer loans decreased by $2.5 million to $39.6 million; and residential mortgage loans increased by $0.5 million to $37.9 million. At the end of the second quarter of 2012, the Bank’s commercial loan pipeline of approved loans approximated $10.3 million.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	June 30, 2012		December 31, 2011

	Amount	Percent	Amount	Percent

	(Dollars In Thousands)

Commercial	$30,015	11.8%	$32,206	13.9%
Construction, land and land development	5,868	2.8	7,505	3.2
Commercial mortgages	125,137	51.9	113,148	48.7
Residential mortgages	37,906	16.5	37,360	16.1
Consumer	39,618	17.0	42,074	18.1

Gross loans	238,544	100.0%	232,293	100.0%

Net deferred costs	227		192

Total loans	238,771		232,485
Less: Allowance for loan losses	3,089		2,982

Net loans	$235,682		$229,503

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

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and troubled debt restructurings (“TDRs”) as of the dates indicated (in thousands):

	June 30, 2012	December 31, 2011

Non-accrual loans	$141	$146
Loans past due 90 days and still accruing	—	—

Total non-performing loans	$141	$146
OREO	—	—

Total non-performing assets	$141	$146

Troubled debt restructured loans	$342	$344

Non-accrual loans as a percentage of total loans	0.06%	0.06%
Non-performing assets as a percentage of total assets	0.04	0.04
Allowance for loan losses as a percentage of non-performing loans	2,191	2,042
Allowance for loan losses as a percentage of total loans	1.30	1.28

Loans delinquent 30-89 days were $1.2 million at June 30, 2012, and $875 thousand at December 31, 2011.

As of June 30, 2012 and December 31, 2011, there were $483 thousand in impaired loans. The amount of the allowance for loan losses allocated for impaired loans as of June 30, 2012 and December 31, 2011 was $9 thousand and $11 thousand, respectively.

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

At June 30, 2012, the allowance for loan losses was $3.1 million, an increase of $107,000 from year-end 2011. Net charge-offs totaled $2,000 during the second quarter of 2012 and $58,000 during the first half of 2012. Net recoveries totaled $3,000 during the first quarter of 2011 and $6,000 during the first half of 2011. The allowance for loan losses as a percentage of loans receivable was 1.30% at June 30, 2012 and 1.28% at December 31, 2011.

The following table describes the activity in the allowance for loan losses account (in thousands):

	For the six months ended June 30, 2012	For the six months ended June 30, 2011

Allowance for loan losses at beginning of period	$2,982	$2,875
Charge-offs	(72)	(2)
Recoveries	14	8

Net charge-offs	(58)	6
Provision for loan losses	165	105

Allowance for loan losses at end of period	$3,089	$2,986

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of June 30, 2012 and 2011, the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model, which is based on multiple assumptions, attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of June 30, 2012, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 2.7%, while a ramped 200 basis-point decrease in interest rates (which, due to the current interest rate environment results in a flattening of the yield curve) will decrease net interest income by 3.3%. As of June 30, 2011, our model predicted that a 200 basis point gradual increase in general interest rates will have no effect on our net interest income, while a 200 basis point decrease would decrease net interest income by 1.8%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s estimated variance in EVPE as a percentage of assets as of June 30, 2012, was -1.35% with a rate shock of up 200 basis points, and -0.21% with a rate shock of down 200 basis points. At June 30, 2011, the variances were -1.55% assuming an up 200 basis points rate shock and -0.02% assuming a down 200 basis points rate shock.

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

At June 30, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of June 30, 2012, liquid assets (cash and due from banks, interest bearing deposits at other banks and unencumbered available-for-sale investment securities) were $83.2 million, which represented 23.5% of total assets and 26.8% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of June 30, 2012, had the ability to borrow $76.2 million. The Bank also has a credit facility with the Federal Reserve Bank of New York for direct discount window borrowings that had, as of June 30, 2012, an approximate borrowing capacity based on pledged collateral of $9.1 million. In addition, the Bank has in place additional borrowing capacity of $18.5 million through correspondent banks. At June 30, 2012, the Bank had aggregate available and unused credit of $96.3 million, which represents the aforementioned facilities totaling $103.8 million net of $7.5 million in outstanding borrowings. At June 30, 2012 outstanding commitments for the Bank to extend credit were $95.6 million.

Total stockholders’ equity increased to $41.0 million at June 30, 2012 from $40.4 million at year-end 2011. Activity in stockholders’ equity consisted of an increase in retained earnings of $921 thousand, which represents net income of $1.7 million earned during the first six months of 2012 offset by cash dividend payments of $800 thousand. During the first six months of 2012, common stock decreased by $146 thousand due to common stock repurchases of $188 thousand, partially offset by the exercise of previously issued stock options of $17 thousand and $25 thousand in stock based compensation. Accumulated comprehensive income decreased by $130 thousand resulting from a net change in unrealized gain on securities available for sale.

At June 30, 2012 the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at June 30, 2012 and 2011, for the Bank, as well as the minimum regulatory requirements.

	Actual		Minimum Regulatory Requirement		For Classification as Well Capitalized

	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

June 30, 2012:
Leverage Capital	$38,745	11.17%	$13,871	4.00%	$17,339	≥5.00%
Tier 1-Risk Based	38,745	14.52	10,675	4.00	16,013	≥6.00
Total Risk-Based	41,834	15.67	21,350	8.00	26,689	≥10.00

June 30, 2011:
Leverage Capital	$35,390	10.67%	$13,265	4.00%	$16,581	≥5.00%
Tier 1-Risk Based	35,390	13.83	10,236	4.00	15,354	≥6.00
Total Risk-Based	38,376	15.00	20,472	8.00	25,590	≥10.00

The Company’s ratio of equity capital to total assets was 11.60% at June 30, 2012 and 11.92% at June 30, 2011. As the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements on a consolidated basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

               (a) and (b) - none

(c)

In February of 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October, 2007 the Board increased this program by 250,000 shares and in October, 2011 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the second quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30	—	$—	—	293,607
May 1 – May 29	5,600	8.49	5,600	288,007
June 1 – June 30	1,480	8.89	1,480	286,527

Total	7,080	8.57	7,080	286,527

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

SOMERSET HILLS BANCORP

Date: August 13, 2012	By: /s/ William S. Burns

William S. Burns
Executive Vice President and
Chief Financial Officer