Form 10-Q
period 2012-09-30
SOMERSET HILLS BANCORP
filed 2012-11-14
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

As of November 5, 2012 there were 5,329,715 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

SOMERSET HILLS BANCORP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Cash and due from banks	$5,389	$4,588
Interest bearing deposits at other banks	53,020	55,411

Total cash and cash equivalents	58,409	59,999

Loans held for sale	1,990	2,969

Investment securities held to maturity (Estimated fair value of $9,182 in 2012 and $10,849 in 2011)	8,900	10,738
Investment securities available for sale	29,001	43,579

Loans receivable	239,098	232,485
Less: Allowance for loan losses	(3,167)	(2,982)

Net loans receivable	235,931	229,503

Premises and equipment, net	4,886	4,996
Bank owned life insurance	8,178	8,000
Accrued interest receivable	1,037	1,168
Prepaid expenses	848	985
Other assets	2,656	2,088

Total assets	$351,836	$364,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$79,585	$80,532
Interest bearing deposits-NOW, money market and savings	185,837	193,276
Certificates of deposit, under $100,000	18,457	20,875
Certificates of deposit, $100,000 and over	17,598	20,031

Total deposits	301,477	314,714

Federal Home Loan Bank advances	7,500	7,500
Other liabilities	1,377	1,442

Total liabilities	310,354	323,656

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,329,503 shares in 2012 and 5,344,648 in 2011	36,862	36,972
Retained earnings	3,916	2,608
Accumulated other comprehensive income	704	789

Total stockholders’ equity	41,482	40,369

Total liabilities and stockholders’ equity	$351,836	$364,025

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2012	2011	2012	2011

INTEREST INCOME
Loans, including fees	$2,957	$3,048	$8,934	$8,864
Investment securities	308	402	1,040	1,228
Interest bearing deposits with other banks	34	34	87	94

Total interest income	3,299	3,484	10,061	10,186

INTEREST EXPENSE
Deposits	261	353	824	1,083
Federal Home Loan Bank advances	66	92	198	276

Total interest expense	327	445	1,022	1,359

Net interest income	2,972	3,039	9,039	8,827

Provision for loan losses	75	95	240	200

Net interest income after provision for loan losses	2,897	2,944	8,799	8,627

NON-INTEREST INCOME
Service fees on deposit accounts	86	69	233	213
Gains on sales of mortgage loans, net	335	238	956	524
Bank owned life insurance	67	339	203	482
Gain on sales of investment securities, net	—	—	161	9
Other income	92	88	291	271

Total non-interest income	580	734	1,844	1,499

NON-INTEREST EXPENSE
Salaries and employee benefits	1,308	1,380	3,966	3,986
Occupancy expense	328	367	1,010	1,141
Advertising and business promotion	28	31	89	100
Stationery and supplies	30	23	110	104
Data processing	125	131	377	403
Loss on debt extinguishment	—	426	—	426
Other operating expense	402	386	1,176	1,216

Total non-interest expense	2,221	2,744	6,728	7,376

Income before provision for income taxes	1,256	934	3,915	2,750

Provision for income taxes	443	197	1,381	759

Net income	$813	$737	$2,534	$1,991

Earnings per share:
Basic	$0.15	$0.14	$0.48	$0.37

Diluted	$0.15	$0.13	$0.47	$0.36

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net income	$813	$737	$2,534	$1,991
Unrealized gains and losses on securities available for sale: Net gains (losses) arising during period	68	227	32	422
Reclassification adjustment for losses (gains) in realized income	—	—	(161)	(9)

Net change in unrealized gains (losses)	68	227	(129)	413
Tax effect	(23)	(77)	44	(140)

Other comprehensive income (losses)	45	150	(85)	273

Comprehensive income	$858	$887	$2,449	$2,264

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss), net of tax	Total

Balance, January 1, 2012	5,344,648	$36,972	$2,608	$789	$40,369

Exercise of common stock options, net of tax benefit	8,062	47	—	—	47
Stock based compensation		35	—	—	35
Net income for the period		—	2,534	—	2,534
Cash dividends paid – common ($0.23 per share)		—	(1,226)	—	(1,226)
Common stock repurchased	(23,207)	(192)	—	—	(192)
Other comprehensive income, net of taxes		—	—	(85)	(85)

Balance, September 30, 2012	5,329,503	$36,862	$3,916	$704	$41,482

Balance, January 1, 2011	5,421,924	$37,600	$1,145	$646	$39,391

Exercise of common stock options, net of tax benefit	34,371	210	—	—	210
Stock based compensation		32	—	—	32
Forfeiture of restricted shares	(979)	—	—	—	—
Net income for the period		—	1,991	—	1,991
Cash dividends paid – common ($0.18 per share)		—	(975)	—	(975)
Common stock repurchased	(94,130)	(754)	—	—	(754)
Other comprehensive income, net of taxes		—	—	273	273

Balance, September 30, 2011	5,361,186	$37,088	$2,161	$919	$40,168

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP
CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30
	2012	2011

OPERATING ACTIVITIES:
Net income	$2,534	$1,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403	455
Provision for loan losses	240	200
Gain on sale of investment securities, net	(161)	(9)
Stock-based compensation	35	32
Mortgage loans originated for sale	(70,593)	(48,511)
Proceeds from mortgage loan sales	72,528	47,482
Gain on sale of mortgage loans	(956)	(524)
Decrease (increase) in accrued interest receivable	131	(48)
(Increase) decrease in bank owned life insurance	(178)	122
Increase in other assets	(431)	(1,205)
Decrease in other liabilities	(21)	(340)

Net cash provided by (used in) operating activities	3,531	(355)

INVESTING ACTIVITIES:
Maturity and payments of investment securities held to maturity	1,834	2
Purchases of investment securities available for sale	(1,966)	(12,368)
Maturity and payments of investment securities available for sale	10,727	10,328
Proceeds from sale of investment securities available for sale	5,666	1,934
Increase in loans receivable	(6,668)	(25,799)
Purchases of premises and equipment	(106)	(137)

Net cash provided by (used in) investing activities	9,487	(26,040)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposit and savings accounts	(8,386)	18,876
Net (decrease) increase in certificates of deposit	(4,851)	110
Repayment of Federal Home Loan Bank advances	—	(3,500)
Proceeds from exercise of stock options	47	210
Common stock repurchased	(192)	(754)
Cash dividends paid common stock	(1,226)	(975)

Net cash (used in) provided by financing activities	(14,608)	13,967

Net decrease in cash and cash equivalents	(1,590)	(12,428)
Cash and cash equivalents at beginning of period	59,999	57,566

Cash and cash equivalents at end of period	$58,409	$45,138

Supplemental information:
Cash paid during the year for:
Interest	$1,030	$1,389
Income taxes	1,455	1,227

See accompanying notes to unaudited consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At September 30, 2012, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC, a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006, the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings, Inc. During the second quarter of 2008, the Bank established a subsidiary to hold and manage foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (“HUD”), the Veterans Administration, the Department and the banking departments in New York, Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The current dividend payments are being made out of income earned during the period. On October 17, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share payable November 30, 2012 to shareholders of record as of November 16, 2012. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

b) Net Income Per Common Share

Basic earnings per share of common stock are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

The following tables set forth the computations of basic and diluted earnings per share (dollars and share data in thousands, except per share amounts):

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$2,534	5,332	$0.48	$1,991	5,428	$0.37

Effect of dilutive securities:
Options	—	49		—	51

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$2,534	5,381	$0.47	$1,991	5,479	$0.36

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share:
Net income applicable to common stockholders	$813	5,327	$0.15	$737	5,402	$0.14

Effect of dilutive securities:
Options	—	55		—	40

Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$813	5,382	$0.15	$737	5,442	$0.13

The tables above exclude options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 15,048 and 28,396 for the three months ended September 30, 2012 and 2011, respectively. The number of anti-dilutive common stock options totaled 19,254 and 17,572 for the nine months ended September 30, 2012 and 2011, respectively.

c) Stock-Based Compensation

At the 2012 Annual Meeting, the stockholders approved the adoption of the 2012 Equity Incentive Plan. The Company established the 2012 Equity Incentive Plan for directors, officers and employees of the Company. Up to 150,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

Stock Options:

For accounting purposes, the Company recognizes expense for common stock options awarded over the vesting period at the fair market value of the options on the date they are awarded.

The following table summarizes stock option activity.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	346,018	$7.64

Granted	—	—
Exercised	(8,062)	5.87
Forfeited	(4,595)	8.37

Outstanding at September 30, 2012	333,361	$7.67	4.1 Years	$419

Exercisable as of September 30, 2012	244,663	$7.37	2.5 Years	$379

The total stock-based compensation expense for the first nine months of 2012 and 2011 was approximately $35,000 and $32,000 respectively. The total intrinsic value of common stock options exercised for the first nine months of 2012 and 2011 was approximately $23,000 and $99,000, respectively.

The per share weighted-average fair values of stock options granted during the first nine months of 2011 was $1.96 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2011: expected dividend yield of 2.44%, stock price volatility of 21.69%, risk-free interest rate of 2.84% and expected lives of seven years. There were no stock options granted during the first nine months of 2012.

Stock Awards:

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25% of the award for each year vesting annually on May 23 of each year. As of September 30, 2012, 3,067 shares were vested. For the nine month period ended September 30, 2012, the Company did not recognize any compensation expense related to the shares awarded. As of September 30, 2012, all share awards were vested and no additional costs related to previously granted shares are expected to be recognized.

d) Recent Accounting Pronouncements

Adoption of New Accounting Guidance

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which represents the convergence of the FASB’s and the IASB’s guidance on fair value measurement. ASU 2011-04 reflects the common requirements under U.S. GAAP and IFRS form measuring fair value and for disclosing information about fair value measurements, including a consistent meaning for the term “fair value.” The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public company is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial condition or results of operations.

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

2. Segment Information

The Company’s mortgage operations are managed separately from the traditional banking and related financial services that the Company also offers. The mortgage company originates, predominantly for resale in the secondary market, conventional and non-conventional one-to-four family residential mortgages, Veterans Administration guaranteed mortgages, HUD guaranteed mortgages and non-conventional programs, such as jumbo mortgages and a wide variety of adjustable products.

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2012 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,281	$33	$(15)	$3,299
Interest expense	327	15	(15)	327
Provision for loan losses	75	—	—	75
Non-interest income	275	335	(30)	580
Non-interest expense including tax provision	2,414	280	(30)	2,664
Net income	740	73	—	813

Total assets	$351,033	$4,237	$(3,434)	$351,836

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended September 30, 2011 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$3,466	$29	$(11)	$3,484
Interest expense	445	11	(11)	445
Provision for loan losses	95	—	—	95
Non-interest income	526	238	(30)	734
Non-interest expense including tax provision	2,742	229	(30)	2,941
Net income (loss)	710	27	—	737

Total assets	$344,115	$7,226	$(6,378)	$344,963

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the nine months ended September 30, 2012 (in thousands):

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated

Interest income	$10,006	$97	$(42)	$10,061
Interest expense	1,022	42	(42)	1,022
Provision for loan losses	240	—	—	240
Non-interest income	983	956	(95)	1,844
Non-interest expense including tax provision	7,401	803	(95)	8,109
Net income	2,326	208	—	2,534

Total assets	$351,033	$4,237	$(3,434)	$351,836

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at September 30, 2012 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$7,006	$—
Mortgage Backed Securities - Residential	—	18,095	—
Collateralized Mortgage Obligations	—	1,539	—
Corporate debt securities	—	2,361	—
Loans held for sale	—	1,990	—

	Fair Value Measurements at December 31, 2011 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities
U.S. Government sponsored
Agency Securities	$—	$14,753	$—
Mortgage Backed Securities – Residential	—	23,814	—
Collateralized Mortgage Obligations	—	2,734	—
Corporate debt securities	—	2,278	—
Loans held for sale	—	2,969	—

Assets Measured on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis at December 31, 2011.Assets measured at fair value on a recurring basis at September 30, 2012 are summarized below (in thousands):

	Fair Value Measurements at September 30, 2012 Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans:
Commercial mortgage	$—	$—	$1,887
Consumer loan	—	—	443

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement for collateral dependent loans is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property which include taxes, commissions, first liens and legal fees. As of September 30, 2012, impaired loans that are measured for impairment using the fair value of collateral had an unpaid principal balance of $2,510,000 with a valuation allowance of $180,000.

The Level 3 fair value measurements on collateral dependent impaired loans were based on a current forecast of anticipated sale proceeds, net of expected closing costs and related fees, to arrive at fair value.

There were no assets measured at fair value on a non-recurring basis at December 31, 2011.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2012 and December 31, 2011. No impairment charges were recognized on loans held for sale for the period ending September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, the aggregate fair value, contractual balance (including accrued interest), and gain or loss was as follows (in thousands):

	September 30, 2012	December 31, 2011

Aggregate fair value	$1,990	$2,969
Contractual balance	1,954	2,928
Gain	36	41

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2012 and December 31, 2011 are outlined below.

For cash and due from banks and interest bearing deposits, the recorded book value approximates fair value. The fair values of loans receivable are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates to a schedule of aggregated expected monthly time deposit maturities. The fair value of fixed-rate Federal Home Loan Bank borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly Federal Home Loan borrowings maturities. The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated costs to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered to be immaterial.

The carrying amounts and estimated fair values of financial instruments not previously presented are summarized below at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at September 30, 2012 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and due from banks	$5,389	$5,389	$—	$—
Interest bearing deposits	53,020	53,020	—	—
Investment securities held to maturity	8,900	—	9,182	—
Loans receivable, including deferred fees and costs	239,098	—	—	241,737
Demand, NOW, money market and savings	265,422	265,422	—	—
Certificates of deposit	36,055	—	36,839	—
Federal Home Loan Bank advances	7,500	—	8,539	—

		Fair Value Measurements at December 31, 2011 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and due from banks	$4,588	$4,588	$—	$—
Interest bearing deposits	55,411	55,411	—	—
Investment securities held to maturity	10,738	—	10,849	—
Loans receivable, including deferred fees and costs	232,485	—	—	235,344
Demand, NOW, money market and savings	273,808	273,808	—	—
Certificates of deposit	40,906	—	41,883	—
Federal Home Loan Bank advances	7,500	—	8,682	—

4. Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at September 30, 2012 (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

Held to Maturity

Obligations of U.S. States and Political Subdivisions	$7,901	$416	$—	$8,317
Corporate Debt Securities	999	—	(134)	865

Total Held to Maturity	$8,900	$416	$(134)	$9,182

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale

U.S. Government Sponsored Agency Securities	$6,972	$34	$—	$7,006
Mortgage Backed Securities - Residential	17,078	$1,017	—	18,095
Collateralized Mortgage Obligations	1,494	45	—	1,539
Corporate Debt Securities	2,391	57	(87)	2,361

Total Available for Sale	$27,935	$1,153	$(87)	$29,001

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

Held to Maturity

Obligations of U.S. States and Political Subdivisions	$9,228	$412	$—	$9,640
Corporate Debt Securities	1,510	—	(301)	1,209

Total Held to Maturity	$10,738	$412	$(301)	$10,849

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for Sale

U.S. Government Sponsored Agency Securities	$14,560	$198	$(5)	$14,753
Mortgage Backed Securities - Residential	22,775	1,039	—	23,814
Collateralized Mortgage Obligations	2,677	57	—	2,734
Corporate Debt Securities	2,372	—	(94)	2,278

Total Available for Sale	$42,384	$1,294	$(99)	$43,579

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

September 30, 2012	Amortized Cost	Estimated Fair Value

Held to Maturity
Due in one year or less	$—	$—
Due in one to five years	705	679
Due in five years to ten years	2,693	2,829
Due after ten years	5,502	5,674

	$8,900	$9,182

Available for Sale
Due in one year or less	$2,001	$2,002
Due in one year to five years	1,941	1,984
Due in five years to ten years	2,450	2,391
Due after ten years	2,971	2,990
Mortgage backed securities and collateralized mortgage obligations	18,572	19,634

	$27,935	$29,001

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 are as follows:

	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unrecog-nized Losses	Estimated Fair Value	Unrecog-nized Losses	Estimated Fair Value	Unrecog-nized Losses

Corporate Debt Securities	$—	$—	$865	$134	$865	$134

Total	$—	$—	$865	$134	$865	$134

	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

Corporate Debt Securities	$—	$—	$913	$87	$913	$87

Total	$—	$—	$913	$87	$913	$87

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 are as follows:

	Less than 12 months		12 Months or longer		Total

Held to Maturity	Estimated Fair Value	Unrecog-nized Losses	Estimated Fair Value	Unrecog-nized Losses	Estimated Fair Value	Unrecog-nized Losses

Corporate Debt Securities	$450	$62	$759	$239	$1,209	$301

Total	$450	$62	$759	$239	$1,209	$301

	Less than 12 months		12 Months or longer		Total

Available for Sale	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses	Estimated Fair Value	Unreal- ized Losses

U.S. Government Sponsored Agency Securities	$3,010	$5	$—	$—	$3,010	$5
Corporate Debt Securities	1,352	20	926	74	2,278	94

Total	$4,362	$25	$926	$74	$5,288	$99

At September 30, 2012, there were $1.7 million in securities with gross unrecognized losses that had been in a continuous unrealized loss position for twelve or more months. Unrealized losses on these securities have not been recognized into income because the securities are investment grade and management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the securities approach maturity.

For the nine months ended September 30, 2012, the gross proceeds on sale of investment securities were approximately $5.7 million. For the nine months ended September 30, 2012, gross gains on sale of investment securities were $161,000.

For the nine months ended September 30, 2011 the gross proceeds on sale of investment securities were approximately $1.9 million. For the nine months ended September 30, 2011 gross gains on sale of investment securities were $20,000 and gross losses on sale of investment securities were $11,000.

Securities with an amortized cost of $942,000 were pledged to secure public funds on deposit at September 30, 2012.

5. Loans

The following schedule presents the components of loans, net of unearned income, for each period presented:

	September 30, 2012		December 31, 2011

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)

Commercial	$31,644	13.2%	$32,206	13.9%
Construction, land and land development	1,354	0.6	7,505	3.2
Commercial mortgage	131,352	55.0	113,148	48.7
Residential mortgage	38,105	16.0	37,360	16.1
Consumer	36,414	15.2	42,074	18.1

Gross loans	238,869	100.0%	232,293	100.0%

Net deferred costs	229		192

Total loans	239,098		232,485
Less: Allowance for loan losses	(3,167)		(2,982)

Net loans	$235,931		$229,503

The following table presents information about impaired loans by loan portfolio class as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	—	—	—
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	2,337	2,357	118
Construction, land and land development	—	—	—
Consumer	600	600	114
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	2,337	2,357	118
Construction, land and land development	—	—	—
Consumer	600	600	114
Residential	—	—	—

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	765	768	—
Construction, land and land development	—	—	—
Consumer	146	146	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	344	344	11
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	1,109	1,112	11
Construction, land and land development	—	—	—
Consumer	146	146	—
Residential	—	—	—

	Three months ended

	September 30, 2012	September 30, 2011

Average of individually impaired loans during period:

Commercial	$—	$—
Commercial mortgage	346	1,756
Construction, land and land development	—	—
Consumer	297	50
Residential	—	—

Interest income recognized during impairment:

Commercial	$—	$—
Commercial mortgage	5	23
Construction, land and land development	—	—
Consumer	—	1
Residential	—	—

	Nine months ended

	September 30, 2012	September 30, 2011

Average of individually impaired loans during period:

Commercial	$—	$94
Commercial mortgage	602	1,763
Construction, land and land development	—	—
Consumer	194	17
Residential	—	—

Interest income recognized during impairment:

Commercial	$—	$4
Commercial mortgage	29	69
Construction, land and land development	—	—
Consumer	—	1
Residential	—	—

There was no cash-basis interest income recognized on any loans for the three months ended September 30, 2012 and 2011, respectively.

The outstanding balances of non-accrual loans, loans past due 90 days and still accruing, other real estate owned, and troubled debt restructured loans as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011

Non-accrual loans	$513	$146
OREO	—	—

Total non-performing assets	$513	$146

Troubled debt restructured loans	$341	$344

Loans past due 90 days and still accruing	$554	—

The following table presents loans receivable on nonaccrual status by loan portfolio class as of September 30, 2012 and December 31, 2011 (in thousands):

Nonaccrual loans	September 30, 2012	December 31, 2011

Commercial	$—	$—
Commercial mortgage	—	—
Construction, land and land development	—	—
Consumer	513	146
Residential	—	—

Total	$513	$146

The balance of troubled debt restructured loans at September 30, 2012 and December 31, 2011 is represented by one credit that is currently performing under its restructured terms and for which the Company has no commitment to lend additional funds. Troubled debt restructured loans include one or more of the following contractual modifications: a reduction of the stated interest rate on the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction in the recorded investment in the loan. During both the three and nine months ended September 30, 2012, there were no new loans modified as troubled debt restructurings. The Company’s one troubled debt restructured loan did not have any payment defaults.

The following table presents past due and current loans, including nonaccrual and restructured loans, by the loan portfolio class as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	30-59 days past due	60-89 days past due	Greater than 90 Days past due	Total past due	Current	Total loans receivable	Loans past due 90 days and still accruing

Commercial	$163	$—	$121	$284	$31,360	$31,644	$121
Commercial mortgage	1,997	—	433	2,430	128,922	131,352	433
Construction, land and land development	—	—	—	—	1,354	1,354	—
Consumer	—	—	—	—	36,414	36,414	—
Residential mortgage	—	—	—	—	38,105	38,105	—

Total	$2,160	$—	$554	$2,714	$236,155	$238,869	$554

December 31, 2011

Commercial	$—	$259	$—	$259	$31,947	$32,206	$—
Commercial mortgage	—	468	—	468	112,680	113,148	—
Construction, land and land development	—	—	—	—	7,505	7,505	—
Consumer	—	148	146	294	41,780	42,074	—
Residential mortgage	—	—	—	—	37,360	37,360	—

Total	$—	$875	$146	$1,021	$231,272	$232,293	$—

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2012 and December 31, 2011 (in thousands). Each balance in the table below represents unpaid principal balance, which approximates recorded investment:

September 30, 2012

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$29,592	$2,052	$—	$—	$31,644
Commercial mortgage	128,582	433	2,337	—	131,352
Construction, land and land development	1,354	—	—	—	1,354
Consumer	35,534	280	600	—	36,414
Residential	37,300	805	—	—	38,105

Total	$232,362	$3,570	$2,937	$—	$238,869

December 31, 2011

Credit risk profile by internally assigned grades	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$29,215	$2,991	$—	$—	$32,206
Commercial mortgage	110,500	1,539	1,109	—	113,148
Construction, land and land development	7,505	—	—	—	7,505
Consumer	41,780	148	146	—	42,074
Residential	36,555	805	—	—	37,360

Total	$225,555	$5,483	$1,255	$—	$232,293

The following tables represent the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2012 and December 31, 2011.

September 30, 2012

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$118	$—	$114	$—	$—	$232
Collectively evaluated for impairment	489	1,694	22	464	219	47	2,935

Total	$489	$1,812	$22	$578	$219	$47	$3,167

Loans Receivable
Individually evaluated for impairment	$—	$2,337	$—	$600	$—		$2,937
Collectively evaluated for impairment	31,644	129,015	1,354	35,814	38,105		235,932

Total	$31,644	$131,352	$1,354	$36,414	$38,105		$238,869

December 31, 2011

(in thousands)	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Allowance for Loan Losses:
Individually evaluated for impairment	$—	$11	$—	$—	$—	$—	$11
Collectively evaluated for impairment	522	1,531	122	531	215	50	2,971

Total	$522	$1,542	$122	$531	$215	$50	$2,982

Loans Receivable
Individually evaluated for impairment	$—	$1,109	$—	$146	$—		$1,255
Collectively evaluated for impairment	32,206	112,039	7,505	41,928	37,360		231,038

Total	$32,206	$113,148	$7,505	$42,074	$37,360		$232,293

The following tables present activity in the Company’s allowance for loan losses by class of loans (in thousands):

	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total

Balance January 1, 2012	$522	$1,542	$122	$531	$215	$50	$2,982
Charge-offs	(67)	—	—	(5)	—	—	(72)
Recoveries	9	8	—	—	—	—	17
Provision for loan losses	25	262	(100)	52	4	(3)	240

Balance, September 30, 2012	$489	$1,812	$22	$578	$219	$47	$3,167

Balance January 1, 2011	$186	$1,821	$102	$506	$205	$55	$2,875
Charge-offs	—	(117)	—	(2)	—	—	(119)
Recoveries	11	—	—	—	—	—	11
Provision for loan losses	(28)	202	2	(19)	50	(7)	200

Balance, September 30, 2011	$169	$1,906	$104	$485	$255	$48	$2,967

Balance July 1, 2012	$470	$1,729	$95	$529	$218	$48	$3,089
Charge-offs	—	—	—	—	—	—	—
Recoveries	3	—	—	—	—	—	3
Provision for loan losses	16	83	(73)	49	1	(1)	75

Balance, September 30, 2012	$489	$1,812	$22	$578	$219	$47	$3,167

Balance July 1, 2011	$163	$1,951	$100	$479	$241	$52	$2,986
Charge-offs	—	(117)	—	—	—	—	(117)
Recoveries	3	—	—	—	—	—	3
Provision for loan losses	3	72	4	6	14	(4)	95

Balance, September 30, 2011	$169	$1,906	$104	$485	$255	$48	$2,967

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2011 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 19 and 20 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

Net income was $813,000 for the third quarter of 2012, a 10.3% increase over net income of $737,000 for the third quarter of 2011. Diluted earnings per share were $0.15 in the third quarter of 2012, up from $0.13 in the third quarter of 2011. For the first nine months of 2012, net income was $2.5 million, representing a 27.3% increase from net income of $2.0 million in 2011. Nine-month diluted earnings per share were $0.47 in 2012 versus $0.36 in 2011. Second quarter 2012 earnings included net securities gains of $161,000 ($97,000 on an after-tax basis), while the first quarter of 2011 included net securities gains of $9,000 ($5,000 on an after-tax basis). Excluding these securities gains, the Company’s net income for the first nine months of 2012 increased by 22.7% compared to the first nine months of 2011.

Operating results for both the third quarter and first nine months of 2011 included two significant non-recurring items that largely offset each other on an after-tax basis. Non-interest income benefited from a mortality gain on a bank-owned life insurance (“BOLI”) policy, which resulted in a tax-free gain of $267,000, while non-interest expense included a pretax loss of $426,000 ($256,000 on an after-tax basis) resulting from a loss on debt extinguishment.

The increase in net income for the third quarter of 2012 from the same quarter of 2011 resulted primarily from higher gains on sales of residential mortgage loans and lower operating expenses, partially offset by lower net interest income and a higher provision for loan losses. Excluding net securities gains and the aforementioned non-recurring items, the growth in net income for the first nine months of 2012 over the same period of 2011 was primarily attributable to increased gains on sales of residential mortgage loans, higher net interest income and lower non-interest expense partly offset by a higher loan loss provision.

Total assets declined by $12.2 million to $351.8 million at September 30, 2012 from $364.0 million at year-end 2011, largely reflective of a decline in deposit balances. Within total assets, investment securities declined by $16.4 million and cash and cash equivalents declined by $1.6 million, while loans receivable grew by $6.6 million. Total deposits as of September 30, 2012 were $301.5 million, representing an

$13.2 million decrease from year-end 2011. The decrease in deposit balances in the point-to-point comparison largely reflects seasonal fluctuations and does not reflect the Bank’s recent trends of growth in deposits (see “Comparative Average Balance Sheets” below).

Net Interest Income

Fully taxable equivalent (“FTE”) net interest income for the third quarter of 2012 was $3.0 million, a decline of $74,000, or 2.4%, from the same quarter of a year ago. FTE net interest income for the first nine months of 2012 totaled $9.2 million, an increase of $198,000, or 2.2%, from $9.0 million earned in the first nine months of 2011. The decline in FTE net interest income for the third quarter of 2012 from the same quarter of 2011 was primarily due to a 19 basis-point narrowing in the net interest margin to 3.60% that was partly offset by an increase in average interest earning assets, which grew by 3.0%. The 2.2% growth in FTE net interest income during the first nine months of 2012 from the same period of 2011 was largely due to a 6.1% growth in average interest-earning assets that was partially offset by a 14 basis-point reduction the net interest margin.

Loan growth was principally responsible for the increase in average interest-earning assets. Average total loans increased by 3.5% in the third quarter comparison and by 6.0% in the year-to-date comparison. The compression in the net interest margin has resulted from the maturity, prepayment or contractual repricing of loans and securities during this extended period of low interest rates.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for both the three months and nine months ended September 30, 2012 and 2011. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered adjustment to yields.

Comparative Average Balance Sheets
Three Months Ended September 30

	2012			2011

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets
Interest bearing deposits at other banks	$51,196	$34	0.26%	$45,267	$34	0.30%
Loans	237,590	2,924	4.90	229,637	3,021	5.22
Loans held for sale	3,011	33	4.34	2,135	27	5.03
Investment securities	40,325	342	3.37	45,344	441	3.85
Restricted stock	833	9	4.31	935	11	4.36

Total interest earning assets	332,955	3,342	3.99%	323,318	3,534	4.34%

Non-interest earning assets	23,258			23,672
Allowance for loan losses	(3,120)			(3,013)

Total Assets	$353,093			$343,977

Liabilities and Equity

Interest bearing demand deposits	$153,066	$71	0.18%	$144,392	$123	0.34%
Savings	7,169	2	0.11	7,903	3	0.16
Money Market	23,630	12	0.20	20,692	13	0.25
Certificates of deposits	37,206	176	1.88	41,834	214	2.03
FHLB advances/ other borrowings	7,511	66	3.52	10,848	92	3.37

Total interest bearing liabilities	228,582	327	0.57%	225,669	445	0.78%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	81,493			76,762
Other liabilities	1,445			1,025

Total Liabilities	311,520			303,456
Stockholders’ Equity	41,573			40,521

Total Liabilities and Stockholders’ Equity	$353,093			$343,977

Net Interest Income		$3,015			$3,089

Net Interest Spread			3.42%			3.56%
Net Interest Margin			3.60%			3.79%

Comparative Average Balance Sheets
Nine Months Ended September 30

	2012			2011

	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid

	(Dollars in Thousands)
Assets
Interest bearing deposits at other banks	$44,567	$87	0.29%	$41,913	$94	0.30%
Loans	234,906	8,838	5.03	221,585	8,800	5.31
Loans held for sale	2,818	96	4.57	1,622	64	5.32
Investment securities	46,636	1,147	3.29	44,708	1,342	4.01
Restricted stock	816	27	4.43	941	34	4.83

Total interest earning assets	329,743	10,195	4.13%	$310,769	$10,334	4.45%

Non-interest earning assets	23,628			23,510
Allowance for loan losses	(3,052)			(2,966)

Total Assets	$350,319			$331,313

Liabilities and Equity

Interest bearing demand deposits	$152,934	$210	0.18%	$141,571	$396	0.37%
Savings	7,302	6	0.11	7,542	11	0.19
Money Market	23,541	35	0.20	18,316	43	0.31
Certificates of deposits	38,938	573	1.96	41,519	633	2.04
FHLB advances/ other borrowings	7,504	198	3.52	10,949	276	3.37

Total interest bearing liabilities	230,219	1,022	0.59%	219,897	1,359	0.83%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	77,516			70,019
Other liabilities	1,317			1,173

Total Liabilities	309,052			291,089
Stockholders’ Equity	41,267			40,224

Total Liabilities and Stockholders’ Equity	$350,319			$331,313

Net Interest Income		$9,173			$8,975

Net Interest Spread			3.54%			3.62%
Net Interest Margin			3.72%			3.86%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The provision for loan losses was $75,000 and $240,000 for the third quarter and first nine months of 2012, respectively compared with $95,000 and $200,000 for the third quarter and first nine months of 2011, respectively. The loan loss provisions during 2012 and 2011 were largely reflective of growth in the Company’s loan portfolio. The provision for the first nine months of 2012 was also impacted by the charge-off of one specific credit in the first quarter of 2012. The Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain sound relative to its competitive peer groups, and the relatively low level of loan loss provisioning during both 2012 and 2011 reflects very few new problem credits. Nevertheless, management continues to believe that there remains a heightened risk in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income declined by $154,000 to $580,000 in the third quarter of 2012 from $734,000 in the third quarter of 2011. The decline in non-interest income in the third quarter comparison resulted from a nonrecurring, tax-free mortality gain in 2011 of $267,000 on a bank-owned life insurance policy (the “BOLI gain”) and a $97,000 increase in gains on sales of residential loans at Sullivan Financial Services,

Inc. (“Sullivan”) in 2012 partly offset the decline in third quarter non-interest income. Excluding the BOLI gain, non-interest income increased 24.2% in the third quarter of 2012 from the third quarter of 2011. During the first nine months of 2012, non-interest income amounted to $1.8 million compared with $1.5 million for the first nine months of 2011. As part of its asset liability management strategy, the Bank recognized net securities gains of $161,000 during the second quarter of 2012. Excluding the aforementioned BOLI gain in 2011 and net securities gains year-to-date, non-interest income increased 37.6% in the first nine months of 2012 versus the same period of 2011. This increase in non-interest income was primarily due to increased origination volume and sales of residential loans at Sullivan. Mortgage originations increased due to higher residential mortgage refinancing activity, which is typically elevated during periods of low interest rates. Gains on the sale of loans totaled $956,000 in the first nine months of 2012 versus $524,000 in the first nine months of 2011.

Non-Interest Expense

Non-interest expenses decreased by $523,000 to $2.2 million in the third quarter of 2012 from $2.7 million in the prior-year third quarter, and by $648,000 to $6.7 million in the first nine months of 2012 from $7.4 million in the first nine months of 2011. Non-interest expense in the third quarter and first nine months of 2011 included a $426,000 nonrecurring loss on the early extinguishment of $3.5 million of Federal Home Loan Bank borrowings. Excluding this item, non-interest expense decreased by $97,000, or 4.2%, in the third quarter of 2012 from $2.3 million in the third quarter of 2011, and by $222,000, or 3.2%, from $7.0 million in the third quarter of 2011. The declines in operating expenses were due primarily to decreases in (i) personnel, resulting principally from lower salary expense associated with a decline in full-time equivalent staff, (ii) occupancy, due largely to lower depreciation costs and (iii) data processing, due to lower fees paid to the bank’s technology service provider. Management continues its expense containment efforts, which have yielded cost savings in many areas of the Company’s operations.

Income Taxes
The Company recorded income tax provisions of $443,000 and $1.4 million for the third quarter and first nine months of 2012, respectively, versus $197,000 and $759,000 for the third quarter and first nine months of 2011, respectively. The effective tax rates were 35.3% for both the third quarter and first nine months of 2012, versus 21.1% and 27.6% for the third quarter and first nine months of 2011, respectively. The increase in the effective tax rates for 2012 was due to an increase in revenue from taxable sources.

FINANCIAL CONDITION
September 30, 2012 as Compared to December 31, 2011

At September 30, 2012, total assets were $351.8 million, a decrease of $12.2 million from $364.0 million at year-end 2011. The decrease was primarily due to a $16.4 million decline in investment securities and a $1.6 million decline in cash and cash equivalents, partially offset by a $6.6 million increase in loans receivable. Total deposits as of September 30, 2012 were $301.5 million, representing a $13.2 million decrease from year-end 2011. The decreases in deposit balances as of September 30, 2012 from year-end 2011 largely represent seasonal variances and do not reflect the Bank’s recent trends of growth in loans, securities and deposits (see “Comparative Average Balance Sheets” above on pages 22 and 23).

The Company’s portfolio of investment securities available for sale decreased, from $43.6 million at year-end 2011 to $29.0 million at September 30, 2012, due in part to the sale of $5.5 million in securities in conjunction with the Bank’s asset/liability management strategies. In addition, during the first nine months of 2012, $10.7 million in securities matured, were called or prepaid, as the prolonged period of lower interest rates has resulted in increased amortization of mortgage-related securities and calls of certain agency obligations. There were $704,000 in recorded net unrealized gains, net of taxes, in the available for sale portfolio and $175,000 in net amortization expenses during the first nine months of 2012.

Since 2009, management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account, which is currently earning 0.25% per annum. As a result, cash and cash equivalents have remained high by historical standards. Cash and cash equivalents totaled $58.4 million at September 30, 2012 and $60.0 million at December 31, 2011.

Total loans receivable at September 30, 2012 increased $6.6 million to $239.1 million from $232.5 million at year-end 2011. The changes in and composition of the loan portfolio, by category, as of September 30, 2012 compared to December 31, 2011 are as follows: commercial loans decreased $562,000 to $31.6 million; construction, land and land development loans decreased by $6.2 million to $1.4 million; commercial mortgage loans increased $18.2 million to $131.4 million; consumer loans decreased by $5.7 million to $36.4 million; and residential mortgage loans increased by $745,000 to $38.1 million.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	September 30, 2012		December 31, 2011

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)

Commercial	$31,644	13.2%	$32,206	13.9%
Construction, land and land development	1,354	0.6	7,505	3.2
Commercial mortgage	131,352	55.0	113,148	48.7
Residential mortgage	38,105	16.0	37,360	16.1
Consumer	36,414	15.2	42,074	18.1

Gross loans	238,869	100.0%	232,293	100.0%

Net deferred costs	229		192

Total loans	239,098		232,485
Less: Allowance for loan losses	(3,167)		(2,982)

Net loans	$235,931		$229,503

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

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and troubled debt restructurings (“TDRs”) as of the dates indicated (in thousands):

	September 30, 2012	December 31, 2011

Non-accrual loans	$513	$146
OREO	—	—

Total non-performing assets	$513	$146

Troubled debt restructured loans	$341	$344

Loans past due 90 days and still accruing	$554	—

Non-accrual loans as a percentage of total loans	0.21%	0.06%
Non-performing assets as a percentage of total assets	0.15	0.04
Allowance for loan losses as a percentage of non-performing loans	617	2,042
Allowance for loan losses as a percentage of total loans	1.33	1.28

At September 30, 2012, the Company had two loans to one borrower with a balance of $554,000, delinquent more than 90 days and still accruing interest. Loans delinquent 30-89 days were $2.2 million at September 30, 2012, and $875,000 at December 31, 2011.

As of September 30, 2012 and December 31, 2011, impaired loans were $2.9 million and $1.3 million, respectively. The amount of the allowance for loan losses allocated for impaired loans as of September 30, 2012 and December 31, 2011 was $232,000 and $11,000, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Provisions are charged to expense and the allowance is reduced by charge-offs, net of recoveries, and is increased by the provision. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the Company’s allowance for loan losses. For example, the Company’s central and northern New Jersey trade area was substantially impacted by Hurricane Sandy. The Hurricane, which resulted in property damage and business closures, could result in economic difficulties for certain of our borrowers, leading to a higher level of classified or non-performing assets and additions to the allowance.

At September 30, 2012, the allowance for loan losses was $3.2 million, an increase of $185,000 from year-end 2011. Net recoveries totaled $3,000 during the third quarter of 2012 and net charge-offs amounted to $55,000 during the first nine months of 2012. Net charge-offs totaled $114,000 during the third quarter of 2011 and $108,000 during the first nine months of 2011. The allowance for loan losses as a percentage of loans receivable was 1.33% at September 30, 2012 and 1.28% at December 31, 2011.

The following table describes the activity in the allowance for loan losses account (in thousands):

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Allowance for loan losses at beginning of period	$2,982	2,875
Charge-offs	(72)	(119)
Recoveries	17	11

Net charge-offs	(55)	(108)
Provision for loan losses	240	200

Allowance for loan losses at end of period	$3,167	2,967

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of September 30, 2012 and 2011, the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model, which is based on multiple assumptions, attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of September 30, 2012, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 6.8%, while a ramped 200 basis-point decrease in interest rates (which, due to the current interest rate environment results in a flattening of the yield curve) will decrease net interest income by 3.0%. As of September 30, 2011, our model predicted that a 200 basis-point gradual increase in general interest rates will decrease our net interest income by 0.5% and a 200 basis-point gradual decrease would decrease net interest income by 1.9%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s estimated variance in EVPE as a percentage of assets as of September 30, 2012, was -0.70% with a rate shock of up 200 basis points, and -1.14% with a rate shock of down 200 basis points. At September 30, 2011, the variances were -1.37% assuming an up 200 basis points rate shock and -0.33% assuming a down 200 basis points rate shock.

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

At September 30, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of September 30, 2012, liquid assets (cash and due from banks, interest bearing deposits at other banks and unencumbered available-for-sale investment securities) were $81.7 million, which represented 23.2% of total assets and 26.4% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of September 30, 2012, had the ability to borrow $84.0 million. The Bank also has a credit facility with the Federal Reserve Bank of New York for direct discount window borrowings that had, as of September 30, 2012, an approximate borrowing capacity based on pledged collateral of $9.1 million. In addition, the Bank has in place additional borrowing capacity of $18.5 million through correspondent banks. At September 30, 2012, the Bank had aggregate available and unused credit of $104.1 million, which represents the aforementioned facilities totaling $111.6 million net of $7.5 million in outstanding borrowings. At September 30, 2012, outstanding commitments for the Bank to extend credit were $79.4 million.

Total stockholders’ equity increased to $41.5 million at September 30, 2012 from $40.4 million at year-end 2011. Activity in stockholders’ equity consisted of an increase in retained earnings of $1.3 million, which represents net income of $2.5 million earned during the first nine months of 2012 offset by cash dividend payments of $1.2 million. During the first nine months of 2012, common stock decreased by $110,000 due to common stock repurchases of $192,000, partially offset by the exercise of previously issued stock options of $47,000 and $35,000 in stock-based compensation. Accumulated comprehensive income decreased by $85,000 resulting from a net change in unrealized gain on securities available for sale.

At September 30, 2012, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at September 30, 2012 and 2011, for the Bank, as well as the minimum regulatory requirements.

	Actual		Minimum Regulatory Requirement		For Classification as Well Capitalized

	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

September 30, 2012
Leverage Capital	$39,577	11.22%	$14,112	4.00%	$17,639	≥5.00%
Tier 1-Risk Based	39,577	15.02	10,539	4.00	15,808	≥6.00
Total Risk-Based	42,744	16.22	21,078	8.00	26,347	≥10.00

	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio

September 30, 2011
Leverage Capital	$36,141	10.51%	$13,759	4.00%	$17,199	≥5.00%
Tier 1-Risk Based	36,141	13.59	10,639	4.00	15,959	≥6.00
Total Risk-Based	36,328	14.70	21,278	8.00	26,598	≥10.00

The Company’s ratio of tangible equity capital to total assets was 11.79% and 11.64% as of September 30, 2012 and 2011, respectively. Since the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements at the consolidated holding company level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

               (a) and (b) - none

(c)

In February of 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October, 2007 the Board increased this program by 250,000 shares and in October, 2011 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the third quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 30	—	$—	—	286,527
August 1 – August 29	450	8.70	450	286,077
September 1 – September 30	—	—	—	286,077

Total	450	8.70	450	286,077

Item 3. Defaults Upon Senior Securities

               Not applicable

Item 4. Mine Safety Disclosures

               Not applicable

Item 5. Other Information

               Not applicable

Item 6. Exhibits

               Exhibits

               Exhibit 10.1 – Change in Control Agreement with Alfred J. Soles dated October 1, 2012

Exhibit 31.1 – Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)
Exhibit 31.2 – Certification of Alfred J. Soles pursuant to SEC Rule 13a-14(a)
Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Somerset hills Bancorp’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

SOMERSET HILLS BANCORP

Date: November 14, 2012	By: /s/ Alfred J. Soles

Alfred J. Soles
Executive Vice President and
Chief Financial Officer