Form 10-K
period 2012-12-31
SOMERSET HILLS BANCORP
filed 2013-03-11
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of voting and non-voting equity held by non-affiliates was $39.5 million.

As of March 1, 2013, there were 5,369,800 shares of common stock, no par value per share outstanding.

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

Pending Merger

On January 29, 2013, the Company and Lakeland Bancorp, Inc. (NASDAQ: LBAI) (“Lakeland”), the parent company of Lakeland Bank, announced that the companies have entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will be merged with and into Lakeland, with Lakeland as the surviving bank holding company. The Merger Agreement provides that the shareholders of Somerset Hills Bancorp will receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration will be shares of Lakeland common stock and 10% will be cash. The Merger Agreement also provides that immediately after the merger of the Company into Lakeland, the Bank will merge with and into Lakeland Bank, with Lakeland Bank as the surviving bank. Consummation of the merger is subject to the satisfaction of a number of conditions, including but not limited to (i) approval of the merger by the holders of a majority of the outstanding shares of Company’s common stock; (ii) approval of the issuance of the shares of Lakeland common stock issuable in the Merger by a majority of the votes cast at the Lakeland annual meeting: (iii) the receipt of all required regulatory approvals, without significant adverse or burdensome conditions; and (iv) the absence of a material adverse change with respect to the Company, as well as other conditions to closing as are customary in transactions such as the Merger.

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

The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank’s signature retail deposit account is the Paramount Checking Account, an interest paying checking account offering features such as free checks, telephone banking, text banking, internet banking and bill payment, free safe deposit box and a refund of foreign ATM fees. Another deposit service the bank offers is the Escrow Ease product. Escrow Ease is specifically designed to meet the trust account needs of attorneys, realtors and title companies. The Escrow Ease Account offers the convenience of segregation of client funds, by subaccount, within a single master trust account with detailed subaccount reporting including the preparation of year-end tax documents. Subaccounts may be either interest or non-interest bearing and, for attorneys, can also be designated as IOLTA accounts. The Bank concentrates on customer relationships in building our customer deposit base and competes aggressively in the area of transaction accounts.

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

Employees

At December 31, 2012 and 2011, we employed 53 and 56 full-time employees and 8 and 5 part-time employees, respectively. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulation that are designed to minimize potential loss to the depositors of such depository institutions and the Deposit Insurance Fund in the event the depository institution becomes in danger of default. Under provisions of the Bank Holding Company Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Insurance of Deposits

The Dodd-Frank Wall Street Reform and Consumer Protection act of 2010 (the “Dodd-Frank Act”) has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor. In addition, the Dodd-Frank Act includes provisions replacing, by statute, the FDIC’s program to provide unlimited deposit insurance coverage for noninterest bearing transactional accounts. The program expired at year-end 2012.

On February 7, 2011, the FDIC announced the approval of a revised assessment system mandated by the Dodd-Frank Act. The Dodd-Frank Act requires that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on average total consolidated assets minus average tangible equity. The new rate schedule became effective during the second quarter of 2011 and reduced the Company’s costs for Federal deposit insurance.

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

The capital requirements applicable to the Company and the Bank may be enhanced in the future. The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. Basel III would require a minimum amount of capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of assets used to determine required capital ratios. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. They did not indicate the likely new effective date.

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

REGULATION OF SULLIVAN

As a subsidiary of the Bank, Sullivan is subject to regulation and examination by the New Jersey Department of Banking and Insurance and the FDIC. In addition, as a licensed lender, Sullivan is subject to the jurisdiction of the New Jersey Department of Banking and Insurance and, as an approved Department of Housing and Urban Development and Veterans Administration lender, Sullivan is subject to examination by the Department of Housing and Urban Development and the Veterans Administration. Sullivan is also subject to regulation by the Pennsylvania Department of Banking.

The Dodd-Frank Act, discussed below, also imposes new obligations on originators of residential mortgage loans, such as Sullivan. Among other things, the Dodd Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the loan may be unenforceable in foreclosure proceedings. The Dodd Frank Act contains an exception from this ability to repay rule for “qualified mortgages”, which are deemed to satisfy the rule, but does not define the term, and left authority to the Consumer Financial Protection Bureau (“CFPB”) to adopt a definition. A rule issued by the CFPB in January 2013, and effective January 10, 2014, sets forth specific underwriting criteria for a loan to qualify as a Qualified Mortgage Loan. The criteria generally exclude loans that are interest-only, have excessive upfront points or fees, have negative amortization features or balloon payments, or have terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%. If a loan meets these criteria and is not a “higher priced loan” as defined in Federal Reserve regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting as a defense to foreclosure the failure of the originator to establish the consumer’s ability to repay. However, this defense will be available to a consumer for all other residential mortgage loans.

Although the majority of residential mortgages historically originated by Sullivan would qualify as Qualified Mortgage Loans, Sullivan has also made, and may continue to make in the future, residential mortgage loans that will not qualify as Qualified Mortgage Loans. These loans may expose Sullivan to greater losses, loan repurchase obligations, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether Sullivan satisfied the ability to repay rule on originating the loan.

LEGISLATIVE AND REGULATORY CHANGES

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law on July 21, 2010. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Some uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry by increasing compliance costs and reducing some sources of revenue. The Dodd-Frank Act, among other things:

•	Directs the Federal Reserve to issue rules which limit debit-card interchange fees;

•	Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

•	Permanently increases the deposit insurance coverage to $250,000 and allows depository institutions to pay interest on checking accounts;

•	Creates a new consumer financial protection bureau that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and has broad powers to supervise and enforce consumer protection laws directly for large institutions;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•	Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•	Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

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

SOX includes very specific additional disclosure requirements and new corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specific issues by the SEC. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. SOX addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	management’s assessment of a company’s internal controls over financial reporting, and a company’s auditor’s certification of such assessment;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan blackout periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to officers and directors, unless subject to Federal Reserve Regulation O;

•	expedited filing requirements for Form 4 statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•	disclosure of whether or not a company has adopted a code of ethics;

•	“real time” filing of periodic reports;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

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

ITEM 1A. RISK FACTORS

Risks affecting our business:

Our pending merger with Lakeland may not occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business, and if the merger does not occur, it could have a material and adverse effect on our business, results of operations and our stock price.

Consummation of our merger with Lakeland is subject to a number of conditions, including shareholder and regulatory approval, many of which are not within our control. We can therefore offer you no assurance that the proposed merger will in fact be consummated.

As a result of the pending merger: (i) the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integrating the Company’s operations with those of Lakeland; (ii) the restrictions and limitations on the conduct of the Company’s business imposed by the merger agreement pending the merger may disrupt or otherwise adversely affect our business and our relationships with customers,; (iii) the Company’s ability to retain its existing employees may be adversely affected due to the uncertainties created by the merger; and (iv) the Company’s ability to establish new customer relationships may be adversely affected. Any delay in consummating the merger may exacerbate these issues.

If the Merger is not consummated, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the merger. In addition, our results of operations and financial condition may be adversely effected if (i) key employees have left the Company during the pendency of the merger, (ii) our relationships with our existing customers have been weakened due to the merger, (iii) we have failed to develop new customer relationships because of the pendency of the merger; and (iv) the termination of the Merger Agreement negatively effects market perception of our reputation. In addition, we will have incurred substantial expenses in negotiating and attempting to consummate the merger. These effects could also adversely affect our stock price.

The recent nationwide recession has reduced real estate values in our trade area and may adversely affect our business by stressing the ability of our customers to repay their loans.

Our trade area, like the rest of the United States, is currently experiencing weak economic conditions. As a result, many companies have experienced reduced revenues and have laid off employees. These factors have stressed the ability of both commercial and consumer customers to repay their loans and may result in higher levels of nonaccrual loans. In addition, real estate values have declined in our trade area. Since the majority of our loans are secured by real estate, declines in the market value of real estate impact the value of the collateral securing our loans, and could lead to greater losses in the event of defaults on loans secured by real estate.

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

In addition, Sullivan has made in the past, and may make in the future, residential mortgage loans that do not qualify as Qualified Mortgage Loans under the Dodd-Frank Act and the recently enacted CFPB regulations effective January 10, 2014. See “REGULATION OF SULLIVAN”. These loans may expose Sullivan and the Company to greater losses, or litigation related expenses and delays in taking title to collateral real estate, if these loans do not perform and borrowers challenge whether Sullivan satisfied the ability to repay rule on originating the loan.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Hurricanes and other weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In addition, these weather events may result in a decline in value or destruction of properties securing our loans and an increase in delinquencies, foreclosures and loan losses.

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

The risk of non-payment (or deferred or delayed payment) of loans is inherent in banking. Such non-payment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on our earnings and overall financial condition. Additionally, in compliance with generally accepted accounting principles (“GAAP”) and applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2012, the Company’s allowance for loan losses was $3.2 million. The Company’s marketing focus on small to medium-sized businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. We seek to minimize our credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

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

The banking industry within our trade area is highly competitive. The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions. In addition, in 1999 the Gramm-Leach-Bliley Financial Modernization Act of 1999 was passed into law. The Financial Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition. A number of our competitors have substantially greater resources than we do to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Our success depends a great deal upon our judgment that large and mid-size financial institutions do not adequately serve small businesses in our principal market area and upon our ability to compete favorably for such customers.

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

For example, the Dodd-Frank Act has and may result in substantial new compliance costs, and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition. The Dodd-Frank Act, among other things:

•	Directs the Federal Reserve to issue rules which limit debit-card interchange fees;

•	Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets less capital;

•	Permanently increases the deposit insurance coverage to $250,000 and allows depository institutions to pay interest on checking accounts;

•	Creates a new consumer financial protection bureau that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and has broad powers to supervise and enforce consumer protection laws directly for large institutions;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•	Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•	Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.
9

In addition, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012. Basel III is intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of assets used to determine required capital ratios. However, on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. They did not indicate the likely new effective date.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our management is actively reviewing the provisions of the Dodd-Frank Act and Basel III, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

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

The following table sets forth certain information regarding the properties of the Bank:

Owned Properties
Location	Square Feet
Bernardsville	14,000
Long Valley	1,200

Leased Properties
Location	Square Feet		Monthly Rental	Expiration of Term
Madison	4,000	*	$11,241	2016
Mendham	2,500		7,500	2015
Morristown	2,379		4,758	2018
Summit	4,016		9,625	2014

* Represents a lease on land upon which the Bank owns the building.

ITEM 3. LEGAL PROCEEDINGS

On February 8, 2013, a complaint was filed against the Company and the members of its Board of Directors in the Superior Court of New Jersey, Somerset County, seeking class action status and asserting that the Company and the members of its Board had violated their duties to the Company’s shareholders in connection with the proposed merger with Lakeland Bancorp, Inc. The litigation is in its very early stages, and the Company’s time to answer has not yet run. The Company believes this complaint is without merit, and intends to vigorously defend this complaint.

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

The following table sets forth for the periods indicated the high and low reported sale prices as reported on the NASDAQ and dividends declared per share.

	Sales Price		Dividends
	High	Low	Declared
2012
First Quarter	$8.68	$7.46	$0.07
Second Quarter	9.05	8.15	0.08
Third Quarter	9.29	8.19	0.08
Fourth Quarter	8.99	8.25	0.08
2011
First Quarter	$10.18	$8.50	$0.06
Second Quarter	9.24	8.05	0.06
Third Quarter	8.60	7.10	0.06
Fourth Quarter	7.98	7.10	0.07

As of December 31, 2012, there were 175 record holders of our common stock.

In February 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October 2007, the Board increased this program by 250,000 shares and, in October 2011, the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31	141	$8.57	141	285,936
November 1 – November 30	2,477	8.43	2,477	283,459
December 1 – December 31	—	—	—	283,459
Total	2,618	8.44	2,618	283,459

Under the Merger Agreement with Lakeland, we are prohibited from repurchasing shares of our common stock without Lakeland’s prior consent.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Operating Data:
Total interest income	$13,204	$13,640	$13,473	$13,854	$14,988
Total interest expense	1,289	1,793	2,193	3,391	4,275
Net interest income	11,915	11,847	11,280	10,463	10,713
Provision for loan losses	290	220	125	950	515
Net interest income after provision for loan losses	11,625	11,627	11,155	9,513	10,198
Other income	2,848	2,002	2,214	2,931	1,747
Other expenses	9,265	9,627	9,640	10,109	9,780
Income before income taxes	5,208	4,002	3,729	2,335	2,165
Income tax expense	1,830	1,189	1,219	441	599
Net income	3,378	2,813	2,510	1,894	1,566
Dividends on preferred stock and accretion	—	—	—	350	—
Net income available to common stockholders	$3,378	$2,813	$2,510	$1,544	$1,566

Basic earnings per share	$0.63	$0.52	$0.46	$0.28	$0.29
Diluted earnings per share	0.63	0.52	0.46	$0.28	0.28

Note: All per share data has been restated to reflect the 5% stock dividends declared in 2008 and 2010.

	At December 31,
	2012	2011	2010	2009	2008
Selected Financial Data:
Total Assets	$368,930	$364,025	$328,896	$330,110	$299,663
Net Loans	238,753	229,503	204,271	203,657	208,427
Total Deposits	320,187	314,714	276,541	279,125	249,760
Stockholders’ Equity	41,848	40,369	39,391	38,200	37,529

Selected Financial Ratios:
Return on Average Assets (ROA)	0.95%	0.83%	0.80%	0.61%	0.56%
Return on Average Equity (ROE)	8.15	6.98	6.37	4.65	4.24
Tangible Common Equity to Total Assets at Year-End*	11.34	11.09	11.98	11.57	12.52

___________________
* Represents stockholders’ equity as a percentage of total assets at the end of each period, since the Company did not have any goodwill or other intangibles at these dates.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2012 contains a summary of the Company’s significant accounting policies. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company.

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

OVERVIEW AND STRATEGY

The Company serves as a holding company for the Bank, which is its primary asset and only operating subsidiary. The Bank conducts a traditional banking business, making commercial loans, consumer loans, and residential and commercial real estate loans. In addition, the Bank offers various non-deposit products through non-proprietary relationships with third party vendors. The Bank relies primarily upon deposits as the funding source for its assets. The Bank offers traditional deposit products. In addition, as an alternative to traditional certificate of deposit accounts, the Bank offers its Paramount Checking Account, a retail interest paying checking account which also provides a suite of additional services, such as free checks, free telephone banking and free bill payment, free safe deposit box and refunds for foreign ATM fees. Although the rate the Bank pays on the Paramount Checking Account may be higher than the rate offered on interest paying checking accounts by many of the Bank’s competitors, management believes the account has helped to reduce the Bank’s overall cost of funds and has been an integral part of the Bank’s core account acquisition strategy. Core accounts consist of noninterest-bearing deposits-demand, NOW, money market and savings accounts. Paramount Checking Account balances are generally higher than other account balances, and the account helps the Bank develop an overall relationship with its customers, which frequently leads to cross-selling opportunities, which the Bank actively pursues through direct mailings and other special promotions. Another component to the Bank’s core account acquisition strategy is the generation of deposit accounts which result from new commercial loan customers who move their deposit relationship to the Bank and the continued expansion of the Bank’s Escrow Ease product. Escrow Ease is specially designed to meet the trust account needs of attorneys, realtors and title companies. At December 31, 2012, the core account balances represented 89.3% of total deposit balances.

Through its Sullivan Financial Services subsidiary (“Sullivan”), the Bank also engages in mortgage banking operations, originating loans primarily for resale into the secondary market and, to a lesser extent, for the Bank’s loan portfolio. We treat the operations of Sullivan as a separate reporting segment apart from our community banking business. See Note 12 to the accompanying Consolidated Financial Statements for financial information on our business segments.

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

RESULTS OF OPERATIONS - 2012 versus 2011

Net Income

Net income for 2012 was $3.4 million, up $565,000, or 20.1%, from $2.8 million in 2011. On a fully diluted basis, net income per share was $0.63 for 2012, a 21.2% increase from $0.52 in 2011. The significant improvement in both net income and earnings per share for 2012 versus 2011 was due primarily to higher gains on sale of residential mortgages combined with effective cost containment efforts that resulted in lower staff-related costs and lower occupancy and data processing expenses. During 2012, the Company realized $500,000 in net securities gains and incurred a $334,000 pretax charge on the early extinguishment of certain of the Bank’s Federal Home Loan Bank (“FHLB”) borrowings, as part of its overall asset/liability management strategy. Operating results for 2011 included a $267,000 tax-free mortality gain on a bank-owned insurance policy (“BOLI”) and a $426,000 pretax charge on the early extinguishment of certain of the Bank’s FHLB borrowings.

Net Interest Income

Fully taxable equivalent (“FTE”) net interest income for 2012 was $12.1 million, up modestly, from the $12.0 million earned in 2011. The slight increase in net interest income during 2012 was primarily attributable to a 4.7% increase in average interest-earning assets to $334.0 million in 2012 from $318.9 million in 2011, which was partially offset by a 16 basis-point decline in the net interest margin to 3.62% in 2012 from 3.78% in 2011. The increase in average interest earning assets was largely due to growth in average loans, primarily funded by a growth in core deposits. Average loans increased to $235.5 million, or 5.1%, in 2012 over $223.9 million in 2011, while average core deposits (defined as all deposits other than time deposits) grew by 8.0% to $266.3 million in 2012 from $246.5 million in 2011. The excess in average core deposit growth over that of average loans contributed to the increase in the Bank’s average interest earning deposits in 2012 from 2011. The decrease in net interest margin in 2012 versus 2011 was due to the aforementioned increase in average interest earning deposits, which was predominantly invested at low overnight rates, as well as the repricing characteristics of our loans and investment securities, which repriced downward at a faster pace than our deposits.

Average Balance Sheets

The following table sets forth certain information relating to the Company’s average assets and liabilities for the years ended December 31, 2012, 2011, and 2010, as well as the average yield on assets and average cost of liabilities for the periods indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Nonaccrual loans are included in the average loan balance.

	For the years ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS
Interest Earning Assets:
Interest bearing deposits	$51,874	$135	0.26%	$45,602	$135	0.30%	$38,789	$119	0.31%
Loans receivable	235,457	11,648	4.95	223,937	11,776	5.26	206,639	11,357	5.50
Investment securities	42,954	1,434	3.34	46,421	1,780	3.83	44,550	1,980	4.44
Loans held for sale	2,894	127	4.40	1,989	103	5.22	3,429	187	5.46
Restricted stock	815	36	4.44	902	43	4.79	938	47	5.05
Total interest earning assets	333,994	13,380	4.01	318,851	13,837	4.34	294,345	13,690	4.65
Non-interest earning assets	23,530			23,699			23,126
Allowance for loan losses	(3,089)			(2,968)			(3,160)
TOTAL ASSETS	$354,435			$339,582			$314,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest Bearing Liabilities:
Interest bearing demand deposits	$153,447	$250	0.16%	$145,012	$535	0.37%	$131,368	$786	0.60%
Savings accounts	7,772	8	0.10	7,851	14	0.19	6,940	19	0.27
Money market accounts	24,200	43	0.18	20,486	60	0.29	20,900	91	0.44
Certificates of deposit	37,981	728	1.92	41,494	841	2.03	43,069	926	2.15
FHLB advances	7,380	260	3.52	10,082	343	3.40	11,003	371	3.37
Other borrowings	3	—	0.77	3	—	0.73	3	—	0.73
Federal funds purchased	—	—	—	8	—	0.92	—	—	—
Total interest bearing liabilities	230,783	1,289	0.56	224,936	1,793	0.80	213,283	2,193	1.03
Non-interest bearing deposits	80,883			73,184			60,330
Other liabilities	1,327			1,154			1,325
Total liabilities	312,993			299,274			274,938
Stockholders’ Equity	41,442			40,308			39,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,435			$339,582			$314,311

Net Interest Income		$12,091			$12,044			$11,497

Net Interest Rate Spread(1)			3.45%			3.54%			3.62%
Net Interest Margin(2)			3.62%			3.78%			3.91%
Ratio of Average Interest-Earning Assets to Average Interest-Bearing Liabilities	144.7%			141.75%			138.01%

(1)	Net Interest Rate Spread equals Total interest earning assets yield less Total interest bearing liabilities cost.
(2)	Net Interest Margin equals Net Interest Income divided by Total average interest earning assets.

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income. Changes due to both volume and rate have been allocated fully to the rate variance.

	Year Ended December 31, 2012 versus 2011			Year Ended December 31, 2011 versus 2010
	(in thousands)
	Increase (Decrease) due to change in Average			Increase (Decrease) due to change in Average
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Interest bearing deposits	$19	$(19)	$—	$21	$(5)	$16
Loans receivable	606	(734)	(128)	951	(532)	419
Investment securities	(133)	(213)	(346)	83	(283)	(200)
Loans held for sale	47	(23)	24	(79)	(5)	(84)
Restricted stock	(4)	(3)	(7)	(2)	(2)	(4)

Total interest income	535	(992)	(457)	974	(827)	147

Interest Expense:
Interest bearing deposits	31	(316)	(285)	82	(333)	(251)
Savings accounts	—	(6)	(6)	2	(7)	(5)
Money market accounts	11	(28)	(17)	(2)	(29)	(31)
Certificates of deposit	(72)	(41)	(113)	(34)	(51)	(85)
FHLB advances	(92)	9	(83)	(31)	3	(28)

Total interest expense	(122)	(382)	(504)	17	(417)	(400)

Net interest income	$657	$(610)	$47	$957	$(410)	$547
17

Provision for Loan Losses

For the year ended December 31, 2012, the Company’s provision for loan losses was $290,000, an increase of $70,000 from $220,000 for the year ended December 31, 2011. The increase in provision for loan losses in 2012 versus 2011 was largely due to growth in the loan portfolio in 2012. The Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain sound relative to its competitive peer groups, and the relatively low level of loan loss provisioning during both 2012 and 2011 reflects very few new problem credits. Nevertheless, management continues to believe that there remains a heightened risk in certain segments of the loan portfolio. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

The largest component of our non-interest income is gains on sales of mortgage loans originated by Sullivan, our mortgage company subsidiary (see Note 12 to the accompanying Consolidated Financial Statements). The Company also earns non-interest revenue from additional sources such as BOLI, wealth management, fees on deposit accounts, ATM usage, wire transfer, lock box services, and safe deposit boxes.

Non-interest income increased to $2.8 million for the year 2012 from $2.0 million for 2011. After excluding net securities gains realized in both years and a nonrecurring, tax-free mortality gain recorded in 2011 of $267,000 on a BOLI policy, adjusted non-interest income grew 36.0% during 2012 to $2.3 million over the $1.7 million earned in 2011. An increase in gains on sales of residential loans at Sullivan in 2012 to $1.4 million from $786,000 in 2011 was the primary factor contributing to the year-to-year growth in adjusted non-interest income. The gains realized on the sales of investment securities in 2012 amounted to $500,000 and were undertaken by the Company as part of its ongoing asset liability management strategy.

Non-Interest Expense

Management continued its focus on operating efficiency throughout 2012. Non-interest expense declined to $9.3 million for the year 2012 from $9.6 million for all of 2011. Included in non-interest expense were nonrecurring charges on the early extinguishment of FHLB borrowings of $334,000 in 2012 and $426,000 in 2011. Excluding these items, adjusted non-interest expense decreased by $270,000 or 2.9% to $8.9 million for the year 2012 from $9.2 million in the year 2011. The decline in non-interest expense resulted primarily from decreases in personnel, occupancy and data processing expenses.

Income Taxes

The Company recorded provisions for income taxes of $1.8 million and $1.2 million for the full-year 2012 and 2011, respectively. The effective tax rates were 35.1% for 2012 and 29.7% for 2011. The increase in the effective tax rate was due to the previously mentioned tax-free BOLI death benefit received in 2011.

FINANCIAL CONDITION

Total assets as of December 31, 2012 were $368.9 million, largely unchanged from $364.0 million at December 31, 2011. Loans receivable increased by $9.4 million to $241.9 million at year-end 2012, and total cash and cash equivalents increased by $23.4 million to $82.7 million at December 31, 2012, while investment securities available for sale declined $30.2 million to $13.4 million at the end of 2012. Half of the decline in investment securities available for sale during 2012 resulted from planned sales of mortgage-backed and certain government-sponsored agency securities as part of its overall asset liability management strategy. A $12.1 million growth in core deposits (defined as all deposits other than time deposits) to $285.9 million as of year-end 2012 served offset a $6.6 million runoff in time deposits and a $2.0 million decline in FHLB advances.

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

During 2012, the loan portfolio was positively impacted by an increase in commercial real estate loan demand, as well as refinancing strategies employed by many of the Bank’s borrowers. With regard to new loan originations, the Bank has made a strategic decision to hold in its loan portfolio a portion of residential mortgages that meet our credit quality standards that were closed by Sullivan Financial, the Bank’s mortgage banking subsidiary.

The following table sets forth the classification of our loans by major category as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively:

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Commercial	$32,192	13.3%	$32,206	13.9%	$31,556	15.2%	$40,102	19.4%	$57,600	27.3%
Construction, land and land development	1,902	0.8	7,505	3.2	7,489	3.6	7,540	3.7	6,945	3.3
Commercial mortgages	130,733	54.1	113,148	48.7	98,183	47.4	100,118	48.4	84,578	40.1
Residential mortgages	39,766	16.5	37,360	16.1	26,907	13.0	11,656	5.6	12,718	6.0
Consumer	37,088	15.3	42,074	18.1	42,864	20.8	47,237	22.9	49,274	23.3
Gross Loans	241,681	100.0%	232,293	100.0%	206,999	100.0%	206,653	100.0%	211,115	100.0%
Net deferred costs	230		192		147		115		131

Total loans	241,911		232,485		207,146		206,768		211,246
Less: Allowance for loan losses	3,158		2,982		2,875		3,111		2,819

Net loans	$238,753		$229,503		$204,271		$203,657		$208,427
19

The following table sets forth fixed and adjustable rate loans in the loan portfolio as of December 31, 2012 in terms of contractual maturity:

(dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Loans with Fixed Rate	$15,175	$6,916	$94,405	$116,496
Loans with Adjustable Rate	27,581	75,665	21,939	125,185

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

Non-performing assets include nonaccrual loans and other real estate owned (“OREO”). Generally, a loan is placed on nonaccrual status when principal or interest is past due for a period of 90 days or more, unless the asset is both well secured and in the process of collection. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest, including interest applicable to prior periods, is reversed and charged against current income. OREO refers to real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure. The OREO property is recorded at the lower of cost or estimated fair value at the time of acquisition. Estimated fair value generally represents the estimated sale price based on current market conditions, less estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition.

In limited situations the Company will modify or restructure a borrower’s existing loan terms and conditions. A restructured loan is considered a troubled debt restructuring (“TDRs”) when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower in modifying or renewing a loan that the institution would not otherwise consider. As of December 31, 2012, the Company had one TDR totaling $340,000, which is currently performing under its restructured terms.

The following table sets forth information concerning the Company’s non-performing assets, loans delinquent 90 days or more and still accruing and TDRs as of the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Nonaccrual loans	$746	$146	$254	$256	$1,365
OREO	—	—	—	—	—
Total non-performing assets	$746	$146	$254	$256	$1,365
Troubled debt restructured loans	$340	$344	$738	$394	$—

Loans past due 90 days or more and still accruing	$420	$—	$—	$—	$—

Nonaccrual loans to total loans	0.31%	0.06%	0.12%	0.12%	0.65%
Non-performing assets to total assets	0.20	0.04	0.08	0.08	0.46
Allowance for loan losses as a percentage of nonaccrual loans	423	2,042	1,132	1,215	207

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

As of December 31, 2012 and 2011, there were no concentrations of loans to any one borrower or group of borrowers exceeding 10% of the Company’s total loans. The Company’s loans are primarily to businesses and individuals located in northern and central New Jersey which are secured by real estate.

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

The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

	2012	2011	2010	2009	2008
	(in thousands)
Balance, beginning of year	$2,982	$2,875	$3,111	$2,819	$3,201
Charge-offs
Commercial and commercial mortgage	(67)	(125)	(389)	(656)	(898)
Residential mortgage	—	—	—	—	—
Consumer	(77)	(2)	(6)	(7)	(3)
Total Charge-offs	(144)	(127)	(395)	(663)	(901)
Recoveries
Commercial and commercial mortgage	27	14	34	—	—
Real Estate	—	—	—	—	—
Consumer	3	—	—	5	4
Total Recoveries	30	14	34	5	4
Provision charged to expense	290	220	125	950	515
Balance, end of year	$3,158	$2,982	$2,875	$3,111	$2,819

Ratio of net charge-offs to average loans outstanding	0.05%	0.05%	0.17%	0.32%	0.43%
Balance of allowance as a percentage of total loans at end of year	1.31	1.28	1.39	1.50	1.33
21

The following table sets forth, for each of the Company’s major lending areas, the amount and percentage of the Company’s allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

	Allocation of the Allowance for Loan Losses (ALL) by Category For the years ended December 31, (dollars in thousands)

	2012			2011			2010			2009			2008
	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans	Amount	% of ALL	% of Total Loans

Balance applicable to:
Commercial and commercial real estate	$2,336	74.0%	65.8%	$2,186	73.3%	65.8%	$2,109	73.4%	66.2%	$2,503	80.4%	71.5%	$2,240	79.5%	70.7%
Residential real estate	227	7.2	16.1	215	7.2	16.1	205	7.1	13.0	65	2.1	5.6	64	2.3	6.0
Consumer, installment and home equity loans	551	17.4	18.1	531	17.8	18.1	506	17.6	20.8	537	17.3	22.9	489	17.3	23.3
Sub-total	$3,114	98.6	100.0	$2,932	98.3	100.0	$2,820	98.1	100.0	$3,105	99.8	100.0	$2,793	99.1	100.0
Unallocated reserves	44	1.4	—	50	1.7	—	55	1.9	—	6	0.2	—	26	0.9	—
TOTAL	$3,158	100.0%	100.0%	$2,982	100.0%	100.0%	$2,875	100.0%	100.0%	$3,111	100.0%	100.0%	$2,819	100.0%	100.0%
22

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

Management determines the appropriate classification of securities, whether AFS or HTM, at the time of purchase. The carrying value of our available for sale investment securities portfolio decreased $30.2 million from year-end 2011 to $13.4 million at year-end 2012. This decline was primarily due to sales, calls and maturities of general obligation bonds and mortgage-backed securities issued by U.S. Government sponsored agencies. The carrying value of our held to maturity investment securities portfolio declined to $8.9 million at December 31, 2012 from $10.7 million at year-end 2011. The following table sets forth both the amortized cost and the estimated fair value of the Company’s investment securities portfolio as of the dates indicated.

	At December 31,
	2012		2011		2010
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale
U.S. Government sponsored agency securities	$2,894	$2,921	$14,560	$14,753	$9,051	$9,023
Mortgage backed securities	7,160	7,667	22,775	23,814	18,909	19,847
Collateralized mortgage obligations	1,290	1,324	2,677	2,734	5,583	5,677
Corporate debt securities	1,463	1,458	2,372	2,278	1,470	1,446
Total available for sale	12,807	13,370	42,384	43,579	35,013	35,993

Held to maturity
Obligations of US States and Political Subdivisions	7,902	8,294	9,228	9,640	9,227	9,209
Corporate debt securities	998	892	1,510	1,209	1,513	1,339
Total held to maturity	8,900	9,186	10,738	10,849	10,740	10,548
Total securities	$21,707	$22,556	$53,122	$54,428	$45,753	$46,541
23

The following table sets forth as of December 31, 2012 and December 31, 2011, the maturity distribution of the Company’s debt investment portfolio:

	Maturity of Debt Investment Securities Securities Available for Sale
	December 31, 2012			December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Within One Year	$42	$45	3.23%	$1,032	$1,034	0.52%
One to Five Years	1,696	1,742	2.50%	8,628	8,661	1.43%
Over Five Years	11,069	11,583	3.49%	32,724	33,884	3.12%

	$12,807	$13,370		$42,384	$43,579

	Maturity of Debt Investment Securities Securities Held to Maturity
	December 31, 2012			December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield*	Amortized Cost	Estimated Fair Value	Weighted Average Yield (1)
Within One Year	$—	$—	—%	$375	$378	4.71%
One to Five Years	704	687	1.94%	706	611	2.11%
Over Five Years	8,196	8,499	5.86%	9,657	9,860	5.95%

	$8,900	$9,186		$10,738	$10,849

* Weighted average yield, where applicable, is reflected on a tax equivalent basis.

Deposits

Deposits are the Company’s primary source of funds. Average total deposits increased $16.3 million, or 5.6%, to $304.3 million in 2012 from $288.0 million in 2011. The increase in deposits in 2012 was largely due to growth in demand deposits (both interest- and noninterest-bearing), which increased by $16.1 million, or 7.4%, to $234.3 million in 2012 from $218.2 million in 2011. This growth in demand deposits served to reduce the Bank’s overall cost of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

	Year Ended December 31,
	2012		2011		2010
(dollars in thousands)	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate	Average Amount	Average Yield/Rate
Non-interest bearing demand	$80,883	—%	$73,184	—%	$60,330	—%
Interest bearing demand	153,447	0.16	145,012	0.37	131,368	0.60
Savings and money market	31,972	0.16	28,337	0.26	27,840	0.39
Time deposits	37,981	1.92	41,494	2.03	43,069	2.15
	$304,283	0.34%	$288,027	0.50%	$262,607	0.69%

The Company does not typically rely on short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of time deposits in denominations of $100,000 or more as of December 31, 2012.

Amount
(in thousands)
Three months or less	$3,546
Over three months through six months	3,757
Over six months through twelve months	2,303
Over twelve months	6,908
Total	$16,514
24

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

At December 31, 2012, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of December 31, 2012, liquid assets (cash and due from banks, interest bearing deposits at other banks and unencumbered investment securities) were $91.7 million, which represented 24.8% of total assets and 28.1% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of December 31, 2012, had the ability to borrow $83.5 million. The Bank also has a credit facility with the Federal Reserve Bank of New York for direct discount window borrowings that had, as of December 31, 2012, an approximate borrowing capacity based on pledged collateral of $9.0 million. In addition, the Bank has in place additional borrowing capacity of $18.5 million through correspondent banks. At December 31, 2012, the Bank had aggregate available and unused credit of $105.5 million, which represents the aforementioned facilities totaling $111.0 million net of $5.5 million in outstanding borrowings. At December 31, 2012, the Bank’s outstanding commitments to extend credit and standby letters of credit totaled $86.9 million.

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

The following table shows the amounts and expected maturities of significant commitments, as of December 31, 2012. Further discussion of these commitments is included in Note 11 to the Consolidated Financial Statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Standby letters of credit	$1,324	$97	$—	$—	$1,421

Commitments under standby letters of credit, both financial and performance letters, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

CONTRACTUAL OBLIGATIONS

The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2012. Further discussion of these commitments is included in Notes 10 and 11 to the Consolidated Financial Statements.

	Total	Within One Year	One to Three Years	Three to Five Years	Over Five Years
Contractual Obligation	(in thousands)
Operating Lease Obligations	$1,010	$364	$545	$101	$—
Federal Home Loan Bank Borrowings	5,500	—	—	1,500	4,000

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of December 31, 2012 and 2011, the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of December 31, 2012, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 9.3%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 2.9%. As of December 31, 2011, our model predicted that a 200 basis-point ramped increase in general interest rates would increase net interest income by 0.1%, while a 200 basis point decrease would decrease net interest income by 1.7%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s variance in EVPE as a percentage of assets as of December 31, 2011, was -0.26% with a rate shock of up 200 basis points, and -1.00% with a rate shock of down 200 basis points. At December 31, 2011, the variances were -1.25% assuming an up 200 basis-point rate shock and -0.34% assuming a down 200 basis-point rate shock.

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

The following table summarizes the risk-based and leverage capital ratios for the Bank as well as the required minimum regulatory capital ratios:

	At December 31, 2012
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	16.30%	8.00%	10.00%
Tier 1 risk-based capital ratio	15.12	4.00	6.00
Leverage ratio	11.04	4.00	5.00

	At December 31, 2011
	Actual Ratio	Minimum Requirement	Well Capitalized Requirement
Somerset Hills Bank:
Total risk-based capital ratio	15.03%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.91	4.00	6.00
Leverage ratio	10.16	4.00	5.00

The Company’s tangible common equity ratio was 11.34% as of December 31, 2012 and 11.09% as of December 31, 2011.

Borrowings

As an additional source of liquidity, we use advances from the Federal Home Loan Bank of New York. The Company had outstanding advances at December 31, 2012 as follows:

Maturity	Rate	Amount
November 29, 2017	3.41%	$1,500,000
January 8, 2018	3.12%	$2,000,000
January 8, 2018	3.61%	$2,000,000
		$5,500,000

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

ITEM 8. FINANCIAL STATEMENTS

The information required by this item is included elsewhere in this Annual Report on Form 10-K. See page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

(b) Management’s report on internal control over financial reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting was designed by or under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the Company’s financial statements for external and regulatory reporting purposes, in accordance with U.S. generally accepted accounting principles. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Based on the assessment, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The forgoing shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. In addition, this information shall not be deemed to be incorporated by reference into any of the Registrant’s filings with the Securities and Exchange Commission, except as shall be expressly set forth by specific reference in any such filing.

/s/ Stewart E. McClure, Jr.	/s/ Alfred J. Soles
Stewart E. McClure, Jr.	Alfred J. Soles
President & CEO	Executive Vice President
& Chief Financial Officer

(c) Changes in internal controls:

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A)

The By-Laws of the Company provide that the number of Directors shall not be less than one or more than 25 and permit the exact number to be determined from time to time by the Board of Directors. Our Certificate of Incorporation provides for a Board of Directors divided into three classes. For 2013, there are two nominees for Director.

The Board of Directors of the Company has nominated for election to the Board of Directors the persons named below, each of whom is currently serving as a member of the Board. If elected, each nominee will serve until the 2016 annual meeting of stockholders and until his replacement has been duly elected and qualified. The Board of Directors has no reason to believe that any of the nominees will be unavailable to serve if elected.

The following table sets forth the names, ages, principal occupations, and business experience for all nominees, as well as their prior service on the Board. Each nominee is currently a member of the Board of Directors of the Company. Unless otherwise indicated, principal occupations shown for each Director have extended for five or more years.

NOMINEES FOR ELECTION

Name and Position with Company	Age	Principal Occupation for Past Five Years	Term of Office Since(1) - Expires

Gerald B. O’Connor Director	70	Senior Partner, O’Connor, Parsons & Lane, LLC (law firm)	1998-2016

M. Gerald Sedam, II	70	Retired Partner and Senior Advisor, Beck,	1998-2016
Director		Mack & Oliver (investment management firm)

(1) Includes prior service on the Board of Directors of the Somerset Hills Bank.

DIRECTORS WHOSE TERMS CONTINUE BEYOND THE 2013 ANNUAL MEETING
(in the event the Merger is not consummated and the Merger Agreement is terminated)

Name and Position with Company	Age	Principal Occupation for Past Five Years	Term of Office Since(1) - Expires

Edward B. Deutsch, Esq. Chairman of the Board	66	Managing Partner, McElroy, Deutsch, Mulvaney & Carpenter, LLP (law firm)	1998-2014

Thomas J. Marino Director	65	Co- CEO, CohnReznickLLP (accounting and consulting firm)	2003-2014

Jefferson W. Kirby Director	51	Managing Member of Broadfield Capital Management, LLC (investment management firm)	2008-2014

William F. Keefe Director	54	Senior Portfolio Manager, TSP Capital Management Group; formerly Executive Vice President and Chief Financial Officer, First Morris Bank and Trust	2009 - 2015

Stewart E. McClure, Jr. Director, Vice Chairman, President, Chief Executive Officer and Chief Operating Officer	62	President, Chief Executive Officer and Chief Operating Officer of the Company, President, Chief Executive Officer and Chief Operating Officer of the Bank	2001 - 2015

(1) Includes prior service on the Board of Directors of the Somerset Hills Bank.

No Director of the Company, other than Mr. Jefferson W. Kirby, is also a director of a company having a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940. Mr. Kirby is the Chairman of the Board of Alleghany Corporation, a company whose common stock is registered under Section 12 of the Securities Exchange Act of 1934.

The Company encourages all directors to attend the Company’s annual meeting. Other than Mr. Sedam, each of the Company’s directors attended the 2012 annual meeting.

INFORMATION ABOUT THE BOARD OF DIRECTORS

Edward B. Deutsch is the founding and Managing Partner of McElroy, Deutsch, Mulvaney & Carpenter, LLP, New Jersey’s largest law firm with more than 300 attorneys. Mr. Deutsch is a civil trial attorney, certified by the Supreme Court of New Jersey and has been a fellow of the American College of Trial Lawyers since 1992. He is founder and Chairman of the Board of Directors of Somerset Hills Bank. He was recently ranked number 10 on the NJBIZ Power 50 Banking List of the 50 most powerful people in N.J. banking. He is consistently ranked by PolitickerNJ and NJBIZ as one of the top 100 most influential people doing business in N.J. He is also consistently listed as a top lawyer by Best Lawyers, the oldest and most highly respected peer review guide to the legal profession worldwide. Mr. Deutsch has served on a number of other boards of directors and trustees. He and his wife Nancy live in Bernardsville and are active in numerous charitable endeavors.

William Keefe is a Senior Portfolio Manager with TSP Capital Management Group, Summit, NJ.A former banking executive with over 25 years’ experience as a CFO, Treasurer and Controller, Mr. Keefe has extensive experience in Asset/Liability and Treasury management, Mergers and Acquisitions, Human Resources, and corporate governance. Mr. Keefe has value added input in all financial matters that impact the Board.

Jefferson W. Kirby is the Managing Member, Broadfield Capital Management, LLC. Mr. Kirby’s extensive business background in acquisitions and investment analysis, strategic planning and investment management brings unique insight to the Board. His undergraduate degree from Lafayette College, his MBA from Duke University and his former directorships on several bank boards and boards of publicly traded companies provide him with unique experience and insight that benefits our Board. Mr. Kirby is also Chairman of the Board of Alleghany Corporation.

Thomas Marino is a Partner and Co-CEO of CohnReznick LLP, which is headquartered in New York and among the 11th largest accounting and consulting firms in the United States. Mr. Marino brings his more than 40 years of experience as a CPA to the Board. The Chairman of the Audit Committee, Mr. Marino has expertise in the areas of real estate, construction, private companies and publicly traded companies. His membership in professional associations and his advisory roles in local community service organizations and foundations further enable him to make valuable contributions to the Board

Stewart E. McClure, Jr. is the President and Chief Executive Officer of the Company and Bank, Mr. McClure’s insight and expertise is critical to the Board’s oversight of the Company’s operations. His 40+ years in banking, with broad experience in many areas, particularly lending, has helped manage the assets and investments of the Company for the benefit of its shareholders.

Gerald B. O’Connor is a Senior Partner of O’Connor, Parsons & Lane, LLC, Mr. O’Connor specializes in all areas of personal injury litigation. He is a founding Director of Somerset Hills Bank; he has served on the Audit Committee from 1999-2003 and is currently Chairman of the Compensation, Nominating and Human Resources committee. He is a seasoned attorney who adds considerable insight to all areas of importance to the Board.

M. Gerald Sedam, II – is a former partner and now senior advisor to Beck, Mack & Oliver, an investment management firm; Mr. Sedam provides a unique perspective on a range of issues to the Board. He earned his MBA at the Wharton Graduate School of Business; he is a past member of the Board of Directors of the New York Society of Security Analysts and is a Trustee Emeritus of Colgate University, where he earned his undergraduate degree. His understanding of the securities markets and finance is a significant benefit to the Board.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics governing the Company’s CEO and senior financial officers, as required by the Sarbanes-Oxley Act and SEC regulations, as well as the Board of Directors and other senior members of management. Our Code of Business Conduct governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like. Our Code of Ethics is available on our website at www.somersethillsbank.com.

Audit Committee

The Company maintains an Audit Committee. The Audit Committee is responsible for the selection of the independent registered accounting firm for the annual audit and to establish, and oversee the adherence to, a system of internal controls. The Audit Committee reviews and accepts the reports of the Company’s independent auditors and regulatory examiners. The Audit Committee arranges for the Bank’s directors’ examinations through its independent certified public accountants, evaluates and implements the recommendations of the directors’ examinations and interim audits performed by the Bank’s internal auditors, receives all reports of examination of the Company and the Bank by bank regulatory agencies, analyzes such regulatory reports, and reports to the Board the results of its analysis of the regulatory reports. The Audit Committee met four times during 2012. The Board of Directors has adopted a written charter for the Audit Committee which is available on our website at www.somersethillsbank.com. The Audit Committee currently consists of Messrs. Marino (Chairman), Kirby, Keefe, and Sedam, all of whom are “independent” under the NASDAQ listing standards and meet the independence standards of the Sarbanes-Oxley Act. In addition, Mr. Marino has been determined by the Board to be the Audit Committee financial expert; as such term is defined by SEC Rules.

COMPLIANCE WITH SECTION 16(A)

The Company believes that all persons associated with the Company and subject to Section 16(a) have timely made all required filings for the fiscal year ended December 31, 2012, except as disclosed herein. Late filings were made for all board members for the stock option award granted on October 23, 2012. The delay was in part caused by the effects of Super Storm Sandy, which impacted the east coast. Mr. Soles’ initial Form 3 was filed late.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the prior three years the compensation paid to the CEO, and up to two other most highly compensated executive officers of the Company earning in excess of $100,000 (the “named executive officers”) as of the fiscal year ended December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Option Awards ($)[2]	All Other Compensation ($)	Total ($)

Stewart E. McClure, Jr.,	2012	265,000	130,000	—	7,059	402,059
President, Chief Executive	2011	262,500	50,000	29,280	9,251	351,031
Officer and Chief Operating	2010	257,500	25,000	16,500	6,798	305,798
Officer

James Nigro	2012	155,309	75,000	7,875	5,495	243,679
EVP and Chief Lending	2011	154,000	30,000	14,640	313	198,953
Officer	2010	147,500	15,000	8,250	305	171,055

Alfred J. Soles[3]	2012	38,850	15,000	7,875	432	62,157
EVP and Chief Financial Officer

(1)	Bonuses paid to all employees in 2012 were for bank performance in 2011 and 2012. The 2012 bonus was paid prior to the end of 2012 for tax reasons.
(2)	Represents the grant date fair value computed in accordance with FASB ASC Topic 718.
(3)	Mr. Soles joined Somerset Hills Bank on October 9, 2012 at an annual salary of $125,000.

Stewart E. McClure, Jr. serves as the President, Chief Executive Officer, Chief Operating Officer and Vice Chairman of the Company and the Bank pursuant to the terms of an employment agreement originally signed in March 2001 and subsequently amended. The agreement has one-year terms which automatically renew unless either party gives six months’ notice of its intent not to renew.  Pursuant to the employment agreement, Mr. McClure is entitled to be paid an annual base salary as determined by the Board, although it cannot be less than his prior year’s salary adjusted by the Consumer Price Index.

The Bank is also party to a Supplemental Executive Retirement Plan with Mr. McClure. Under the plan, Mr. McClure will receive an annual retirement benefit of $48,000 per year for 15 years, commencing upon the date he turns 65. In the event of Mr. McClure’s death prior to his retirement, or in the event of his death after his retirement date, Mr. McClure’s beneficiary will receive the payments due under the plan. Mr. McClure’s benefits under the plan are currently vested, unless he voluntarily leaves his employment prior to age 65. In 2012, the Bank accrued $74,619 in connection with Mr. McClure’s plan.

Potential Payments upon Termination or Change-in-Control

Mr. McClure’s employment agreement contains several provisions which provide for payments upon the termination of his employment or a change in control of the Company.  The employment agreement provides that if Mr. McClure terminates his employment upon certain circumstances that are defined as good reason, or if his employment is terminated without “just cause” as defined in his contract, he will be entitled to receive a lump sum payment equal to twice his then current base salary and twice the bonus he received in the preceding contract year. He is also entitled to receive continued medical and insurance coverage for a period equal to the lesser of (i) two years or (ii) until he receives medical and insurance coverage from a new employer. He is also entitled to continue to receive from the Company or its successor use of an automobile and payment of his club membership. “Good reason” is defined under Mr. McClure’s agreement as including:

·	Any breach of the agreement by the Company which has not been cured within ten days;
·	After a change in control, the assignment of Mr. McClure to duties inconsistent with his position before the change in control or failure to elect Mr. McClure to any position he held prior to the change in control;
·	After a change in control, any reduction in Mr. McClure’s compensation or the relocation of his place of employment by more than 25 miles from its location prior to the change in control; or
·	After a change in control, the company’s decision not to renew Mr. McClure’s employment agreement.

If the Company provides notice to Mr. McClure that it will not extend his contract, it will be deemed a termination without just cause under the agreement.

If Mr. McClure were terminated at December 31, 2012, without just cause, or if he were entitled to resign for good reason, he would be entitled to the following benefits:

Salary and bonus	$670,000
Medical and insurance coverage (1)	31,374
Automobile usage (1)	34,594
Club membership (1)	23,576

(1) Assumes two years of coverage

If Mr. McClure is terminated with “just cause”, he will not be entitled to any further compensation.

If Mr. McClure’s employment is terminated other than for cause after a change in control, he will be entitled to receive a severance payment of three times his then current base salary and bonus, unless he is offered employment, and continues such employment after the change in control for at least two years, in which case he will be entitled to two and one-half times his then current base salary and bonus. If his employment is terminated prior to the end of the two-year period, he will be entitled to the difference between the amount he was paid and the amount he would have received had his employment been terminated upon the change in control.   Mr. McClure’s employment agreement also provides that in no event may any severance payment payable under the agreement for any reason, whether in the event of a change in control, termination without just cause or resignation for good reason, equal more than 3 times his “base amount”, calculated in accordance with Section 280G of the Internal Revenue Code and regulations thereunder. If any such payment would exceed the permissible amount, it will be reduced to $1.00 less than the amount which equals three times Mr. McClure’s “base amount”. Mr. McClure will also be entitled to the insurance, automobile and club payments described above. In the event a change in control occurred on December 31, 2012 and Mr. McClure was not retained or did not accept continued employment, he would be entitled to the following benefits:

Salary and Bonus	$1,005,000
Medical and insurance coverage(1)	31,374
Automobile usage (1)	34,594
Club membership (1)	23,576

(1) Assumes two years of coverage

Mr. McClure’s employment agreement defines a change in control as including:

·	Any event requiring the filing of a Current Report on Form 8-K to announce a change in control;
·	Any person acquiring 25% or more of the company’s voting power;
·	If, over any two-year period, persons who serve on the Board at the beginning of the period fail to make up a majority of the Board at the end of the period;
·	If the company fails to satisfy the listing criteria for any exchange or which its shares are traded due to the number of shareholders or the number of round lot holders; or
·	If the Board of the company approves any transaction after which the shareholders of the company fail to control 51% of the voting power of the resulting entity.

Mr. McClure’s employment agreement contains several restrictive covenants. For a period of one year after the termination of Mr. McClure’s employment, he is not permitted to solicit any customer of the Company or the Bank to become a customer of any other party or entity. In addition, he is not permitted to solicit any employee of the Company or the Bank to become employed by any other party.

The Company also entered into a change in control agreement with Mr. Soles in 2012. Under this agreement, in the first year of employment, upon a change in control, provided certain provisions in the agreement are met, Mr. Soles is entitled to receive a payment equal to 50% of his then current base salary, but in no event less than $75,000 In the event of a change in control as of December 31, 2012, Mr. Soles would have been entitled to a payment of $75,000. The Company has a change in control agreement with Mr. Nigro. Under this agreement, upon a change in control, provided certain provisions in the agreement are met, Mr. Nigro is entitled to receive a payment equal to one and one-half times the sum of (i) the highest annual salary paid during the twenty four months prior to the consummation of the change in control and (ii) the highest annual bonus paid to or accrued over the twenty four months prior the consummation of the change in control. In the event of a change in control as of December 31, 2012, Mr. Nigro would have been entitled to a payment of $322,500.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

		Option Awards[1]
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date

Stewart E. McClure, Jr.	98,169		6.05	03/19/2014
	6,701		9.65	04/01/2014
	6,382		9.28	04/01/2015
	3,859		11.56	05/23/2017
	5,250	5,250	7.52	02/01/2020
	2,500	7,500	9.83	02/02/2021
	2,000	6,000	7.85	10/25/2021

Alfred J. Soles		7,500	8.57	10/23/2022

James Nigro	2,681		9.65	04/01/2014
	2,553		9.28	04/01/2015
	551		11.56	05/23/2017
	827		11.36	07/19/2017
	2,625	2,625	7.52	02/01/2020
	1,250	3,750	9.83	02/02/2021
	1,000	3,000	7.85	10/25/2021
		7,500	8.57	10/23/2022

[1]	Option awards vest in four equal amounts on the anniversaries of the date of grant, based on the vesting terms established at the time of issuance. Vesting will accelerate in the event of a change-in-control, as defined in the applicable plans.
33

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Edward B. Deutsch [1]	—	3,150	60,000	63,150
William F. Keefe [2]	30,000	3,150	—	33,150
Jefferson W. Kirby [3]	27,500	3,150	—	30,650
Thomas J. Marino [4]	32,500	3,150	—	35,650
Gerald O’Connor [5]	32,500	3,150	—	35,650
M. Gerald Sedam,II [6]	30,000	3,150	—	33,150

[1]	Mr. Deutsch serves as an executive officer of the Company, and is compensated as an employee of the Company. He does not receive any additional compensation for serving on the Board of Directors. At December 31, 2012, Mr. Deutsch held options to purchase 26,869 shares of common stock.
[2]	At December 31, 2012, Mr. Keefe held options to purchase 6,313 shares of common stock.
[3]	At December 31, 2012, Mr. Kirby held options to purchase 9,900 shares of common stock.
[4]	At December 31, 2012, Mr. Marino held options to purchase 10,770 shares of common stock.
[5]	At December 31, 2012, Mr. O’Connor held options to purchase 6,750 shares of common stock.
[6]	At December 31, 2012, Mr. Sedam held options to purchase 6,750 shares of common stock.
34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth information as of March 1, 2013 regarding the number of shares of Common Stock beneficially owned by all Directors, executive officers described in the compensation table, and by all Directors and executive officers as a group (9 Persons).

Name	Common Stock Beneficially Owned (A)		Percentage of Class
Edward B. Deutsch	136,853	[1]	2.47%
William F. Keefe	5,745	[2]	0.10
Jefferson W. Kirby	118,459	[3]	2.13
Thomas J. Marino	11,089	[4]	0.20
Stewart E. McClure, Jr.	206,750	[5]	3.73
James M. Nigro	31,019	[6]	0.56
Gerald B. O’Connor	21,386	[7]	0.38
M. Gerald Sedam, II	134,054	[8]	2.42
Alfred J. Soles	1,000		0.02
All Directors and Executive Officers as a Group (9 Persons)	666,355		12.01%

(A)	Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the Director or executive officer can vest title in himself at once or within sixty days. Beneficially owned shares also include shares over which the named person has sole or shared voting or investment power, shares owned by corporations controlled by the named person, and shares owned by a partnership in which the named person is a general partner.

None of the shares disclosed in the table above are pledged as security for extensions of credit.

[1]	Includes 21,556 shares purchasable pursuant to immediately exercisable stock options, 18,815 shares held by Mr. Deutsch’s spouse and 74,238 shares held in a Trust.
[2]	Includes 1,000 shares purchasable pursuant to exercisable stock options.
[3]	Includes 78,872 shares held by Mr. Kirby’s spouse and children and an LLC of which Mr. Kirby is the sole member and 4,587 shares purchasable pursuant to exercisable stock options.
[4]	Includes 5,547 shares purchasable pursuant to exercisable stock options and 2,000 shares held by Mr. Marino’s spouse.
[5]	Includes 129,986 shares purchasable pursuant to exercisable stock options, 1,126 shares held by Mr. McClure’s spouse, and 12,395 shares held in a self-directed retirement plan.
[6]	Includes 14,050 shares purchasable pursuant to exercisable stock options.
[7]	Includes 1,437 shares purchasable pursuant to exercisable stock options.
[8]	Includes 1,437 shares purchasable pursuant to exercisable stock options.
35

The following table sets forth information with respect to the Company’s equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	334,536	$7.95	105,479

Equity compensation plans not approved by security holders	—	—	—

Total	334,536	$7.95	105,479

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company, including its subsidiary and affiliates, has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others.  Those transactions do not involve more than the normal risk of collectability or present other unfavorable features.

Other than the ordinary course lending transactions or the extension of credit to insiders set forth above made pursuant to Regulation O, which must be approved by the Bank’s Board under bank regulatory requirements, all related party transactions are reviewed and approved by our Audit Committee. This authority is provided to our Audit Committee under its written charter. In reviewing these transactions, our Audit Committee seeks to ensure that the transaction is no less favorable to the Company than a transaction with an unaffiliated third party. During 2012, there were no transactions with related parties which would not have been required to be approved by our Audit Committee, and there were no related party transactions not approved by our Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered auditors for the fiscal year ended December 31, 2012 were Crowe Horwath LLP.  Crowe Horwath LLP has advised the Company that one or more of its representatives will be present at the annual meeting to make a statement if they so desire and to respond to appropriate questions.

Principal Accounting Firm Fees

Aggregate fees billed to the Company by the Company’s principal accounting firm for the year are shown in the following table:

	2012	2011
Audit and related fees	$145,000	$144,500
All other fees	—	—

Total fees	$145,000	$144,500
36

 ITEM 15. EXHIBITS

(a) Exhibits

Exhibit number	Description of Exhibits

2.1	Agreement and Plan of Merger by and between Lakeland Bancorp and Somerset Hills Bancorp(1)

3.1	Certificate of Incorporation of Somerset Hills Bancorp(2)

3.2	Bylaws of Somerset Hills Bancorp(3)

3.3	Certificate of Incorporation for Somerset Hills Bank(2)

3.4	Bylaws of Somerset Hills Bank(2)

4.1	Specimen Common Stock Certificate(2)

10.1	2001 Combined Stock Option Plan(2)

10.2	2007 Equity Incentive Plan(4)

10.3	Supplemental Retirement Plan dated July 19, 2007 with Stewart E. McClure, Jr.(5) and as amended on January 28, 2013(8)

10.4	Form of Change in Control Agreement with James Nigro(6)

10.5	Employment Agreement of Stewart E. McClure, Jr. as amended(1) on May 15, 2003(6), September 26, 2007, January 16, 2009(7) and January 28, 2013(8)

10.6	Form of Change in Control Agreement dated October 1, 2012 with Alfred J. Soles(9)

10.7	Form of Change in Control Agreement dated January 10, 2013 with David Lidster

14	Code of Ethics(10)

21	Subsidiaries of Somerset Hills Bancorp

23	Consent of Crowe Horwath LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certification

(1)	Incorporated by reference from Exhibit 2.1 of Current Report on Form 8-K filed January 28, 2013.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.

(3)	Incorporated by reference from Current Report on Form 8-K filed December 20, 2007.

(4)	Incorporated by reference from Exhibit 4 from the Registrant’s registration Statement on Form S-8 File No.333 – 143194 filed on May 23, 2007.

(5)	Incorporated by reference from Exhibits 10.1 and 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and as amended as set forth in the Current Report on Form 8-K filed July 28, 2008.

(6)	Incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2011.

(7)	Incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and Exhibit 10.4(1) and (2) to Annual Report on Form 10-K for the year ended December 31, 2010.

(8)	Incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 28, 2013.

(9)	Incorporated by reference from Exhibit 10.1 of Quarterly Report on form 10-Q for the quarter ended September 30, 2012.

(10)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
37

SOMERSET HILLS BANCORP AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Somerset Hills Bancorp
Bernardsville, New Jersey

We have audited the accompanying consolidated statements of financial condition of Somerset Hills Bancorp and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset Hills Bancorp and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

Livingston, New Jersey
March 11, 2013

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition
December 31, 2012 and 2011
(Dollars in Thousands)

	2012	2011
ASSETS
Cash and due from banks	$7,544	$4,588
Federal funds sold	75,127	54,636
Total cash and cash equivalents	82,671	59,224

Interest bearing deposits in other financial institutions	775	775
Loans held for sale	6,977	2,969

Investment securities available for sale	13,370	43,579
Investment securities held to maturity (Estimated fair value of $9,186 in 2012 and $10,849 in 2011)	8,900	10,738
Restricted stock, at cost	743	784

Loans receivable	241,911	232,485
Less: allowance for loan losses	(3,158)	(2,982)
Net loans receivable	238,753	229,503

Premises and equipment, net	4,868	4,996
Bank owned life insurance	8,245	8,000
Accrued interest receivable	1,036	1,168
Prepaid expenses	790	985
Other assets	1,802	1,304
Total assets	$368,930	$364,025

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Noninterest-bearing deposits-demand	$87,279	$80,532
Interest bearing deposits
NOW, money market and savings	198,595	193,276
Certificates of deposit, under $100,000	17,799	20,875
Certificates of deposit, $100,000 and over	16,514	20,031
Total deposits	320,187	314,714

Federal Home Loan Bank advances	5,500	7,500
Other liabilities	1,395	1,442
Total liabilities	327,082	323,656
Commitments and contingencies (notes 10 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock-1,000,000 shares authorized; none issued	—	—
Common stock-authorized, 9,000,000 shares of no par value; issued and outstanding, 5,369,673 in 2012 and 5,344,648 in 2011	37,143	36,972
Retained earnings	4,333	2,608
Accumulated other comprehensive income	372	789
Total stockholders’ equity	41,848	40,369
Total liabilities and stockholders’ equity	$368,930	$364,025

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Income
Years ended December 31, 2012 and 2011
(Dollars in thousands, except per share data)

	2012	2011
INTEREST INCOME
Loans, including fees	$11,775	$11,879
Investment securities	1,294	1,626
Interest bearing deposits with other banks	135	135
Total interest income	13,204	13,640

INTEREST EXPENSE
Deposits	1,029	1,450
Federal Home Loan Bank advances	260	343
Total interest expense	1,289	1,793

Net interest income	11,915	11,847

PROVISION FOR LOAN LOSSES	290	220

Net interest income after provision for loan losses	11,625	11,627

NON-INTEREST INCOME
Service fees on deposit accounts	322	286
Gains on sales of mortgage loans and fees, net	1,362	786
Bank owned life insurance	270	555
Gain on sales of investment securities, net	500	9
Other income	394	366
Total non-interest income	2,848	2,002
NON-INTEREST EXPENSE
Salaries and employee benefits	5,238	5,324
Occupancy expense	1,328	1,499
Advertising and business promotion	119	129
Stationery and supplies	134	128
Data processing	505	539
Loss on debt extinguishment	334	426
Other operating expenses	1,607	1,582
Total non-interest expense	9,265	9,627
Income before income taxes	5,208	4,002

PROVISION FOR INCOME TAXES	1,830	1,189
NET INCOME	$3,378	$2,813
Earnings per share:
Basic	$0.63	$0.52
Diluted	$0.63	$0.52

Weighted average shares outstanding-basic	5,333,723	5,409,947
Weighted average shares outstanding-diluted	5,371,483	5,459,476

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
Years ended December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011

Net income	$3,378	$2,813

Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the year	(131)	226
Reclassification adjustment for gains in realized income	(500)	(9)

Net change in unrealized (losses) gains	(631)	217
Tax effect	214	(74)

Other comprehensive (loss) income	(417)	143

Comprehensive income	$2,961	$2,956

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2012 and 2011
(Dollars in Thousands)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss), Net of tax	Total
Balance January 1, 2011	5,421,924	$37,600	$1,145	$646	$39,391

Exercise of common stock options, net of tax benefit	34,371	210	—	—	210
Stock based compensation		44	—	—	44
Net income for the period		—	2,813	—	2,813
Forfeiture of restricted shares	(979)	—	—	—	—
Cash dividend paid ($0.25 per share)		—	(1,350)	—	(1,350)
Common stock repurchased	(110,668)	(882)	—	—	(882)
Other comprehensive income, net of taxes		—	—	143	143

Balance December 31, 2011	5,344,648	36,972	2,608	789	40,369

Exercise of common stock options, net of tax benefit	50,850	344	—	—	344
Stock based compensation		41	—	—	41
Net income for the period		—	3,378	—	3,378
Cash dividend paid ($0.31 per share)		—	(1,653)	—	(1,653)
Common stock repurchased	(25,825)	(214)	—	—	(214)
Other comprehensive income, net of taxes		—	—	(417)	(417)

Balance December 31, 2012	5,369,673	$37,143	$4,333	$372	$41,848

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2012 and 2011
(Dollars in Thousands)

	2012	2011
OPERATING ACTIVITIES
Net income	$3,378	$2,813
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	506	604
Provision for loan losses	290	220
Gain on sale of investment securities, net	(500)	(9)
Stock-based compensation	41	44
Mortgage loans originated for sale	(93,570)	(70,426)
Proceeds from mortgage loan sales	90,924	70,473
Gain on sale of mortgage loans and fees, net	(1,362)	(786)
Decrease (increase) in accrued interest receivable	132	(57)
Proceeds from life insurance death benefit	—	267
Increase in bank owned life insurance	(245)	(214)
(Increase) decrease in other assets	(303)	411
Increase (decrease) in other liabilities	168	(595)
Net cash (used in) provided by operating activities	(541)	2,745

INVESTING ACTIVITIES
Net decrease in interest bearing deposits at other financial institutions	—	730
Maturity and payments of investment securities held to maturity	1,833	—
Purchases of investment securities available for sale	(1,966)	(23,401)
Maturity and payments of investment securities available for sale	18,569	13,905
Proceeds from sale of investment securities available for sale	13,257	1,934
Redemption of restricted stock	41	163
Net increase in loans receivable	(9,540)	(25,452)
Purchases of premises and equipment	(156)	(112)
Net cash provided by (used in) investing activities	22,038	(32,233)

FINANCING ACTIVITIES
Net proceeds from exercise of common stock and options, including tax benefit	344	210
Cash dividends paid common stock	(1,653)	(1,350)
Net increase in demand deposits and savings accounts	12,066	38,983
Net decrease in certificates of deposit	(6,593)	(810)
Repurchase of common stock	(214)	(882)
Prepayment of Federal Home Loan Bank advances	(2,000)	(3,500)
Net cash provided by financing activities	1,950	32,651
Net increase in cash and cash equivalents	23,447	3,163
Cash and cash equivalents at beginning of period	59,224	56,061
Cash and cash equivalents at end of period	$82,671	$59,224

Supplemental information:
Cash paid during the year for:
Interest	$1,902	$1,823
Income taxes	1,310	1,427

See accompanying notes to consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in determining the allocation of resources and in assessing operating performance. The Company has two reportable segments: community banking and mortgage banking.

b) Pending Merger

On January 29, 2013, the Company and Lakeland Bancorp, Inc. (NASDAQ: LBAI) (“Lakeland”), the parent company of Lakeland Bank, announced that the companies have entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will be merged with and into Lakeland, with Lakeland as the surviving bank holding company. The Merger Agreement provides that the shareholders of Somerset Hills Bancorp will receive, at their election, for each outstanding share of Somerset Hills Bancorp common stock that they own at the effective time of the merger, either 1.1962 shares of Lakeland common stock or $12.00 in cash, subject to proration as described in the Merger Agreement, so that 90% of the aggregate merger consideration will be shares of Lakeland common stock and 10% will be cash. The Merger Agreement also provides that immediately after the merger of the Company into Lakeland, the Bank will merge with and into Lakeland Bank, with Lakeland Bank as the surviving bank.

c) Earnings per Share

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

The following tables set forth the computations of basic and diluted earnings per share:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars and share data in thousands)
Basic earnings per share:
Net income applicable to common stockholders	$3,378	5,334	$0.63	$2,813	5,410	$0.52

Effect of dilutive securities: Options		37			50

Diluted earnings per share:
Net income applicable to common stock holders and assumed conversions	$3,378	5,371	$0.63	$2,813	5,460	$0.52

The tables above exclude options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 97,585 and 111,400 at December 31, 2012 and 2011, respectively.

d) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, overnight amounts due from banks and federal funds sold. Included in cash and due from banks at December 31, 2012 and 2011 is $946,000 and $1,110,000, respectively, representing reserves required by banking regulations.

e) Investment Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of taxes.

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

f) Stock-Based Compensation

At December 31, 2012, the Company had three stock-based plans, which are described more fully in Note 9. The Company recognizes compensation expense based on the fair value of awards under the plan at the date of the grant over the period the awards are earned.

The Company recognizes compensation expense related to stock options granted based on the fair value of such awards at the date of the grant over the period the awards are earned.

g) Restricted Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system and Atlantic Central Bankers Bank (“ACBB”). Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Stock in the FHLB and ACBB is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

h) Loans and Allowance for Loan Losses

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

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed. Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of December 31, 2012. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

i) Loans Held for Sale

Residential mortgage loans funded by the Bank and held for sale in the secondary market are carried at fair value. Fair value is generally determined by the value of purchase commitments. Aggregate net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Aggregate net unrealized gains, if any, are recorded in other assets and credited to income. Estimated net revenue related to commitments to fund residential mortgage loans that are expected to be sold are recorded as a receivable and credited to income. Residential mortgage loans held for sale are typically sold with servicing rights released.

j) Premises and Equipment

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

k) Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

l) Income Taxes

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

m) Comprehensive Income

Comprehensive income includes net income and unrealized gains and losses on investment securities available for sale.

n) Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. There were no foreclosed assets in 2012 and 2011.

o) Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

p) Recent Accounting Pronouncements

Adoption of New Accounting Guidance

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows:

Held to Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
		(in thousands)
December 31, 2012
Obligations of U.S. states and political subdivisions	$7,902	$392	$—	$8,294
Corporate debt securities	998	—	(106)	892
Total held to maturity	$8,900	$392	$(106)	$9,186

December 31, 2011
Obligations of U.S. states and political subdivisions	$9,228	$412	$—	$9,640
Corporate debt securities	1,510	—	(301)	1,209
Total held to maturity	$10,738	$412	$(301)	$10,849
49

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
December 31, 2012
U.S. Government sponsored agency securities	$2,894	$27	$—	$2,921
Mortgage backed securities, residential	7,160	507	—	7,667
Collateralized mortgage obligations	1,290	34	—	1,324
Corporate debt securities	1,463	22	(27)	1,458
Total available for sale	$12,807	$590	$(27)	$13,370

December 31, 2011
U.S. Government sponsored agency securities	$14,560	$198	(5)	$14,753
Mortgage backed securities, residential	22,775	1,039	—	23,814
Collateralized mortgage obligations	2,677	57	—	2,734
Corporate debt securities	2,372	—	(94)	2,278
Total available for sale	$42,384	$1,294	$(99)	$43,579

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at December 31, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to Maturity
Due in one year or less	$—	$—
Due in one to five years	704	687
Due in five years to ten years	2,694	2,822
Due after ten years	5,502	5,677
	$8,900	$9,186

Available for Sale
Due in one year or less	$—	$—
Due in one year to five years	1,463	1,495
Due in five years to ten years	1,000	972
Due after ten years	1,894	1,912
Mortgage backed securities and collateralized mortgage obligations	8,450	8,991
	$12,807	$13,370

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by securities category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Less than 12 months		12 Months or longer		Total
	Estimated		Estimated		Estimated
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to Maturity	(in thousands)
Corporate debt securities	$—	$—	$892	$106	$892	$106

Total	$—	$—	$892	$106	$892	$106

	December 31, 2011
	Less than 12 months		12 Months or longer		Total
	Estimated		Estimated		Estimated
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held to Maturity	(in thousands)
Corporate debt securities	$450	$62	$759	$239	$1,209	$301

Total	$450	$62	$759	$239	$1,209	$301

	December 31, 2012
	Less than 12 months		12 Months or longer		Total
	Estimated		Estimated		Estimated
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale	(in thousands)
Corporate debt securities	$—	$—	$973	$27	$973	$27

Total	$—	$—	$973	$27	$973	$27

	December 31, 2011
	Less than 12 months		12 Months or longer		Total
	Estimated		Estimated		Estimated
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale	(in thousands)
U.S. Government sponsored agency securities	$3,010	$5	$—	$—	$3,010	$5
Corporate debt securities	1,352	20	926	74	2,278	94

Total	$4,362	$25	$926	$74	$5,288	$99

At December 31, 2012, there were $1.9 million in securities with gross unrecognized losses that have been in a continuous unrealized loss position for twelve or more months. Unrealized losses on these securities have not been recognized into income because the issuer(s) bonds are investment grade, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the bonds approach maturity.

For the year ended December 31, 2012, the gross proceeds on sales of securities were approximately $13.3 million. For the year ended December 31, 2012, the gross gain on sales of securities was approximately $500,000. The tax provision related to the net realized gain was $200,000 in 2012. For the year ended December 31, 2011, the gross gain on sales of securities was approximately $20,000. There was $11,000 in gross losses on sales of securities for the year ended December 31, 2011. The tax provision related to the net realized gain was $3,000.

Securities with an amortized cost of $1.9 million and $974,000 were pledged to secure public funds on deposit at December 31, 2012 and 2011, respectively.

The Company is a member of the Federal Home Loan Bank of New York (FHLBNY) and Atlantic Central Bankers Bank. As a result, the Company is required to hold shares of capital stock of FHLBNY, as well as Atlantic Central Bankers Bank, which are carried at cost, based upon a specified formula.

NOTE 3 – LOANS

Loans are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
Commercial	$32,192	$32,206
Commercial mortgage	130,733	113,148
Construction, land and land development	1,902	7,505
Consumer	37,088	42,074
Residential	39,766	37,360
Gross loans	241,681	232,293
Net deferred costs	230	192
Less: Allowance for loan losses	(3,158)	(2,982)
Total	$238,753	$229,503

The portfolio classes in the above table have unique risk characteristics with respect to credit quality:

•	The repayment of commercial loans is generally dependent on the creditworthiness and cash flow of borrowers and, if applicable, guarantors, which may be negatively impacted by adverse economic conditions. While the majority of these loans are secured, collateral type, marketability, coverage, valuation and monitoring is not as uniform as in other portfolio classes and recovery from liquidation of such collateral may be subject to greater variability.

•	Payment on commercial mortgages is driven principally by operating results of the managed properties or underlying businesses and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

•	Properties underlying construction, land and land development loans often do not generate sufficient cash flow to service debt and thus repayment is subject to the ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.

•	The ability of borrowers to service debt in the residential and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominantly collateralized by first and second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.
52

The following table presents information about impaired loans by loan portfolio class as of December 31, 2012 and 2011:

Impaired Loans at December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance
(in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	—	—	—
Construction, land and land development	—	—	—
Consumer	234	234	—
Residential	—	—	—
With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	2,314	2,327	96
Construction, land and land development	—	—	—
Consumer	512	512	69
Residential	—	—	—
Total:
Commercial	—	—	—
Commercial mortgage	2,314	2,327	96
Construction, land and land development	—	—	—
Consumer	746	746	69
Residential	—	—	—

Impaired Loans at December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance
(in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	765	768	—
Construction, land and land development	—	—	—
Consumer	146	146	—
Residential	—	—	—
With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	344	344	11
Construction, land and land development	—	—	—
Consumer	—	—	—
Residential	—	—	—
Total:
Commercial	—	—	—
Commercial mortgage	1,109	1,112	11
Construction, land and land development	—	—	—
Consumer	146	146	—
Residential	—	—	—
53

	Year Ended December 31,
	2012	2011
	(in thousands)
Average of individually impaired loans during period:
Commercial	$—	$71
Commercial mortgage	1,028	1,643
Construction, land and land development	—	—
Consumer	288	49
Residential	—	—
Total	$1,316	$1,763
Interest income recognized during impairment:
Commercial	$—	$4
Commercial mortgage	55	89
Construction, land and land development	—	—
Consumer	1	1
Residential	—	—
Total	$56	$94

There was no cash-basis interest income recognized on any loans for the twelve months ended December 31, 2012 and 2011, respectively.

The outstanding balances of nonaccrual loans, loans past due 90 days and still accruing, other real estate owned, and troubled debt restructured loans as of year-end were as follows:

	2012	2011
	(in thousands)
Nonaccrual loans	$746	$146
OREO	—	—
Total non-performing assets	$746	$146
Loans past due 90 days and still accruing	$420	$—
Troubled debt restructured loans	$340	$344

The following table presents loans receivable on nonaccrual status by loan portfolio class as of December 31, 2012 and 2011, respectively:

	Nonaccrual Loans
	2012	2011
	(in thousands)
Commercial	$—	$—
Commercial mortgage	—	—
Construction, land and land development	—	—
Consumer	746	146
Residential	—	—
Total	$746	$146

The balance of troubled debt restructured loans at year-end 2012 and 2011 is represented by one credit that is currently performing under its restructured terms and for which the Company has no commitment to lend additional funds. There were no TDR’s during 2012 that did not perform in accordance with their modified terms. During the twelve months ended December 31, 2012 there were no new loans modified as troubled debt restructurings.

The following table presents past due and current loans by the loan portfolio class as of December 31, 2012 and 2011, respectively:

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Past Due 90 Days and Still Accruing
	(in thousands)
Commercial	$—	$216	$—	$216	$31,976	$32,192	$—
Commercial mortgage	—	—	420	420	130,313	130,733	420
Construction, land and land development	—	—	—	—	1,902	1,902	—
Consumer	234	—	—	234	36,854	37,088	—
Residential	—	—	—	—	39,766	39,766	—
Total	$234	$216	$420	$870	$240,811	$241,681	$420

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Past Due 90 Days and Still Accruing
	(in thousands)
Commercial	$—	$259	$—	$259	$31,947	$32,206	$—
Commercial mortgage	—	468	—	468	112,680	113,148	—
Construction, land and land development	—	—	—	—	7,505	7,505	—
Consumer	—	148	146	294	41,780	42,074	—
Residential	—	—	—	—	37,360	37,360	—
Total	$—	$875	$146	$1,021	$231,272	$232,293	$—

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

Substandard – Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Normal payment from the borrower is in jeopardy, although loss of principal, while still possible, is not imminent.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2012 and 2011, respectively:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Credit Risk Profile by Internally Assigned Grades	(in thousands)
Commercial	$30,158	$2,034	$—	$—	$32,192
Commercial mortgage	127,999	420	2,314	—	130,733
Construction, land and land development	1,902	—	—	—	1,902
Consumer	36,067	275	746	—	37,088
Residential	38,961	805	—	—	39,766
Total	$235,087	$3,534	$3,060	$—	$241,681

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Credit Risk Profile by Internally Assigned Grades	(in thousands)
Commercial	$29,215	$2,991	$—	$—	$32,206
Commercial mortgage	110,500	1,539	1,109	—	113,148
Construction, land and land development	7,505	—	—	—	7,505
Consumer	41,780	148	146	—	42,074
Residential	36,555	805	—	—	37,360
Total	$225,555	$5,483	$1,255	$—	$232,293

Changes in the allowance for loan losses were as follows:

	December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$2,982	$2,875
Charge-offs	(144)	(127)
Recoveries	30	14
Provision charged to operations	290	220
Balance at end of year	$3,158	$2,982

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at December 31, 2012 and 2011, respectively:

	December 31, 2012
	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
	(in thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$—	$96	$—	$69	$—	$—	$165
Collectively evaluated for impairment	551	1,659	30	482	227	44	2,993
Total	$551	$1,755	$30	$551	$227	$44	$3,158

Loans Receivable
Individually evaluated for impairment	$—	$2,314	$—	$746	$—		$3,060
Collectively evaluated for impairment	32,192	128,419	1,902	36,342	39,766		238,621
Total	$32,192	$130,733	$1,902	$37,088	$39,766		$241,681
56

	December 31, 2011
	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
	(in thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$—	$11	$—	$—	$—	$—	$11
Collectively evaluated for impairment	522	1,531	122	531	215	50	2,971
Total	$522	$1,542	$122	$531	$215	$50	$2,982

Loans Receivable
Individually evaluated for impairment	$—	$1,109	$—	$146	$—		$1,255
Collectively evaluated for impairment	32,206	112,039	7,505	41,928	37,360		231,038
Total	$32,206	$113,148	$7,505	$42,074	$37,360		$232,293

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the twelve months ended December 31, 2012:

	Allowance for Loan Losses
	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
	(in thousands)
Balance December 31, 2011	$522	$1,542	$122	$531	$215	$50	$2,982
Charge-offs	—	(67)	—	(77)	—	—	(144)
Recoveries	18	8	—	4	—	—	30
Provision for loan losses	11	272	(92)	93	12	(6)	290
Balance, December 31, 2012	$551	$1,755	$30	$551	$227	$44	$3,158

	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
	(in thousands)
Balance December 31, 2010	$186	$1,821	$102	$506	$205	$55	$2,875
Charge-offs	—	(125)	—	(2)	—	—	(127)
Recoveries	14	—	—	—	—	—	14
Provision for loan losses	322	(154)	20	27	10	(5)	220
Balance, December 31, 2011	$522	$1,542	$122	$531	$215	$50	$2,982

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are as follows:

	December 31,
	2012	2011
	(in thousands)
Land	$693	$693
Buildings and improvements	5,293	5,294
Furniture, fixtures and equipment	2,283	2,244
Leasehold improvements	955	955
Computer equipment and software	939	939
	10,163	10,125
Less accumulated depreciation and amortization	(5,295)	(5,129)
Total premises and equipment, net	$4,868	$4,996

Depreciation charged to operations amounted to approximately $284,000 and $401,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – CERTIFICATES OF DEPOSIT

At December 31, 2012, a summary of the maturity of certificates of deposit is as follows:

Amount
(in thousands)
2013	$18,845
2014	5,083
2015	7,528
2016	2,366
2017	491
$34,313

Deposits held at the Company by related parties, which include executive officers, directors, and companies in which Board members have a significant ownership interest, approximated $17.8 million and $23.4 million at December 31, 2012 and 2011, respectively.

NOTE 6 – BORROWINGS

a) Federal Home Loan Bank Borrowing

As of December 31, 2012 and 2011, the Company had an approved borrowing capacity of approximately $83.5 million and $76.7 million, respectively, with the Federal Home Loan Bank of New York (FHLB), based on total assets and eligible collateral. Eligible collateral may include certain investment securities and qualifying mortgage loans. Borrowings under this arrangement have fixed interest rates that range from 3.12% to 3.61% at December 31, 2012 with maturity dates of November 29, 2017 through January 8, 2018 and are callable at the option of the FHLB. At December 31, 2012 and 2011, $5.5 million and $7.5 million, respectively, in borrowings were outstanding with the FHLB. FHLB borrowings of $2.0 million and $3.5 million were prepaid during 2012 and 2011, respectively. The Company incurred losses on debt extinguishment of $334,000 in 2012 and $426,000 in 2011, which were recorded as losses on debt extinguishment. The Company had outstanding advances at December 31, 2012 and 2011 as follows:

Maturity	First Date Callable	Rate	December 31, 2012
November 29, 2017	November 29, 2010	3.41%	$1,500,000
January 8, 2018	January 8, 2011	3.12%	2,000,000
January 8, 2018	January 8, 2013	3.61%	2,000,000
Total			$5,500,000

Maturity	First Date Callable	Rate	December 31, 2011
November 29, 2017	November 29, 2010	3.41%	$1,500,000
January 8, 2018	January 8, 2011	3.12%	2,000,000
January 8, 2018	January 8, 2013	3.61%	2,000,000
February 22, 2018	February 22, 2013	3.71%	2,000,000
Total			$7,500,000

b) Credit Lines and Borrowings

The Company has three lines of credit with financial institutions aggregating $18.5 million at December 31, 2012. Borrowings under these agreements have interest rates that fluctuate based on market conditions. The Company may also purchase Federal Funds on an overnight basis. The Company had no borrowings outstanding under these lines as of December 31, 2012 and 2011, respectively.

NOTE 7 – INCOME TAXES

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The components of income taxes (benefit) are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
Current Tax Expense:
Federal	$1,532	$1,118
State	275	247
	1,807	1,365
Deferred Tax (Benefit):
Federal	93	(153)
State	(70)	(23)
	23	(176)
	$1,830	$1,189

The following table presents reconciliation between the reported income taxes and the income taxes, which would be computed by applying the Federal statutory tax rate of 34% to income before taxes:

	December 31,
	2012	2011
	(in thousands)
Federal income tax	$1,771	$1,361
Add (deduct) effect of:
State income taxes net of federal income tax effect	252	136
Stock options	—	1
Meals and entertainment	14	15
Increase in cash surrender value life insurance	(92)	(189)
Tax-exempt income	(115)	(128)
Other	—	(7)
	$1,830	$1,189

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2012	2011
	(in thousands)
Deferred tax assets and (liabilities):
Allowance for loan losses	$1,129	$1,064
Deferred costs – loans	21	37
Nonaccrual loan income	9	3
Depreciation	(203)	(107)
Deferred compensation	242	180
Unrealized loss (gain) – AFS	(192)	(406)
NOL carryover and other	43	38
Net deferred tax assets	$1,049	$809

There was no valuation allowance for deferred taxes as of December 31, 2012 and 2011. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company is subject to U.S. Federal income tax as well as income tax of the State of New Jersey. The Company is no longer subject to examination by taxing authorities for years before 2009. The Company does not have a material amount of unrecognized tax benefits and does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates during 2012 were as follows:

Amount
(in thousands)
Beginning balance	$1, 262
New loans	36
Repayments	(167)
Ending balance	$1,131

A director of the Company is a member of a law firm which represents the Company in various matters from time-to-time. The Company paid fees to this law firm, relating to general corporate matters, of approximately $5,000 and $11,000 during the years ended December 31, 2012 and 2011, respectively. This law firm had no loan balance outstanding at December 31, 2012 and an outstanding loan balance of $96,000 at December 31, 2011, in connection with single term loan made by the Bank in 2009. This law firm had approximately $15,959,000 and $20,978,000 of deposits held with the Company as of December 31, 2012 and 2011, respectively.

A director of the Company is an owner of a restaurant which the Company uses for entertainment purposes. The Company paid this restaurant approximately $2,000 in each of the years ended December 31, 2012 and 2011. The restaurant had outstanding loan balances of $210,000 and $231,000 at December 31, 2012 and 2011, respectively, in connection with one line of credit loan made by the Bank in 2003 and converted to a term loan in 2011. This restaurant had approximately $21,000 and $13,000 of deposits held with the Company as of December 31, 2012 and 2011, respectively.

NOTE 9 – BENEFIT PLANS

Stock Options

The Company has three equity compensation plans outstanding for the members of the board of directors, executive officers, and certain employees of the Bank.

The Company’s 2001 Combined Stock Option Plan (“2001 Combined Plan”) provides for the granting of 295,490 shares of the Company’s common stock. The Company’s 2007 Equity Incentive Plan (“2007 Plan”) provides for the granting of 137,813 shares of the Company’s common stock. The Company’s 2012 Equity Incentive Plan (“2012 Plan”) provides for the granting of 150,000 shares of the Company’s common stock. Both incentive stock options (ISOs) and non-qualified options (NQOs) may be granted under the plans. The 2007 Plan and the 2012 Plan also permit grants of shares of restricted stock. Only employees of the Company may receive ISOs.

Options granted pursuant to the 2001 Combined Stock Option Plan must be exercisable at a price greater than or equal to the par value of the Common Stock, but in no event may the option price be lower than (i) in the case of an ISO, the fair market value of the shares subject to the ISO on the date of grant, (ii) in the case of an NQO issued to a Director as compensation for serving as a Director or as a member of the advisory boards of the Bank, the fair market value of the shares subject to the NQO on the date of grant, and (iii) in the case of an NQO issued to a grantee as employment compensation, eighty-five percent (85%) of the fair market value of the shares subject to the NQO on the date of grant. In addition, no ISO may be granted to an employee who owns common stock possessing more than ten percent (10%) of the total combined voting power of the Company’s common stock unless the price is at least 110% of the fair market value (on the date of grant) of the common stock. Options granted under the 2007 Plan and the 2012 Plan must have an exercise price equal to at least 100% of the fair market value of the shares on the grant date.

A summary of the status of the Company’s stock option plans as of December 31, 2012, and the change during the year ended is represented below:

	Number of shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value
				(in thousands)
Outstanding at December 31, 2011	346,018	$7.64	4.9 years	$235

Granted	63,000	8.57
Exercised	(50,850)	6.12
Forfeited	(23,632)	9.05

Outstanding at December 31, 2012	334,536	$7.95	5.1 years	$436
Vested and expected to vest	334,536	$7.95	5.1 years	$436
Exercisable at end of the year	206,835	$7.53	2.6 years	$364

The fair value of stock options granted during 2012 was $1.05 on the date of grant using the Black Scholes option-pricing model with the following assumptions for 2012: expected dividend yield of 3.73%, stock price volatility of 21.26%, risk-free interest rates of 1.21% and expected life of 7 years. In 2011, stock options were granted on two separate dates. The fair values of stock options granted during 2011 were $1.96 and $1.21 on the dates of grant using the Black Scholes option-pricing model with the following assumptions for 2011: expected dividend yields of 2.44% and 3.06%, stock price volatility of 21.69% for both grants, risk-free interest rates of 2.84% and 1.70% and expected life of 7 years for both grants.

At December 31, 2012 and 2011, the number of options exercisable was 206,835 and 233,605, respectively, and the weighted-average exercise price of those options was $7.53 and $7.22, respectively.

At December 31, 2012 and 2011, there were 105,479 and 1,056 additional shares available for grant under the Plans.

Information related to the stock option plan during each year follows:

	2012	2011
	(in thousands)
Intrinsic value of options exercised	$128	$99
Cash received from options exercised	311	210
Tax benefit realized from option exercises	33	2

Weighted average fair value of options granted in dollars	$1.05	$1.60

As of December 31, 2012, there was $142,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s Plans. The cost is expected to be recognized over a weighted-average period of 3.8 years.

Stock Awards

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Company’s Plans over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25% of the award for each year vesting annually on May 23th of each year. As of December 31, 2012, 3,067 shares were vested. For the year ended December 31, 2012, the Company did not recognize any compensation expense related to the shares awarded. As of December 31, 2012, all share awards were vested and no additional costs related to previously granted shares are expected to be recognized.

Other Benefit Plans

During 2007, the Company entered into a non-qualified Supplemental Executive Retirement Plan (“SERP”) with its Chief Executive Officer and its then current Chief Financial Officer. The benefit provided to them by the SERP is calculated at $48,000 and $24,000, respectively, per year for 15 years after retirement. The Company’s expense for the SERP was $101,000 and $70,000 for the period ending December 31, 2012 and 2011, respectively, resulting in a deferred compensation liability of $528,000 and $451,000 as of year-end 2012 and 2011. Due to the passing of the Chief Financial Officer in January 2009, the Company incurred an expense of $183,000 in the first quarter of 2009. Payment of the benefit accrued for the former Chief Financial Officer is being paid to his beneficiary evenly over 12 years.

The Company has a 401(k) profit sharing plan for eligible employees. The Company matches employee contributions equal to 50% of the amount of the salary reduction the employee elects to defer, up to a maximum of 5% of eligible compensation. The Company may also contribute a discretionary amount each year as determined by the Company. The Company’s contribution to the Plan was approximately $86,000 and $95,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 10 – COMMITMENTS

a) Lease Commitments

The Company leases certain office space and equipment under non-cancelable lease agreements, which have expiration dates through 2016. Lease and rental expense was approximately $443,000 and $447,000 for the years ended December 31, 2012 and 2012, respectively.

The following is a schedule of minimum commitments under operating leases at December 31, 2012:

Amount
(in thousands)
2013	$364
2014	315
2015	230
2016	101
Thereafter	—
$1,010

b) Employment Agreements

The Company is a party to an employment agreement with its President and CEO. The agreement provides for one-year terms which automatically renew unless either party provides notice at least six (6) months prior to the termination date of their intention not to renew. Pursuant to this agreement, our President and CEO will receive a base salary and certain increases as defined in the agreement.

c) Preferred Stock

The Company’s certificate of incorporation authorizes it to issue up to 1,000,000 shares of preferred stock, in one or more series, with such designations and such relative voting, dividend and liquidation, conversion and other rights, preferences and limitations as shall be resolved by the Board of Directors. There are currently no shares issued or outstanding.

d) Litigation

The Company is involved in legal proceedings incurred in the normal course of business. On February 8, 2013, the Company received a class action complaint in connection with its pending merger with Lakeland Bancorp, Inc. In the opinion of management, none of these proceedings are expected to have a material effect on the financial position or results of operations of the Company.

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

The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk. These instruments are almost entirely made up of variable rate loans:

	December 31,
	2012	2011
	(in thousands)
Commitments to extend credit and unused lines of credit	$85,461	$92,807
Letters of credit—standby and performance	1,421	1,724

Total	$86,882	$94,531
62

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, marketable securities, residential or commercial real estate, accounts receivable, inventory or equipment. The Company had commitments to extend credit to related parties for approximately $456,000 and $1.4 million at December 31, 2012 and 2011, respectively.

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

The primary activities of the Company include acceptance of deposits from the general public, origination of mortgage loans secured by residential and commercial real estate, commercial and consumer loans, and investment in debt securities, mortgage-backed securities and other financial instruments (community banking). Sullivan provides mortgage-banking services to customers on behalf of investor companies (mortgage banking).

The Company follows U.S. generally accepted accounting principles as described in the summary of significant accounting policies. Consolidation adjustments reflect elimination of intersegment revenue and expenses and statement of financial condition.

The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2012.

	The Bank and Bancorp	Sullivan	Eliminating Entries	Consolidated
	(in thousands)
Interest income	$13,133	$128	$(57)	$13,204
Interest expense	1,289	57	(57)	1,289
Provision for loan losses	290	—	—	290
Non-interest income	1,606	1,362	(120)	2,848
Non-interest expense(1)	10,102	1,113	(120)	11,095
Net income	$3,058	$320	$—	$3,378
Total assets	$368,302	$9,299	$(8,671)	$368,930

The following table sets forth certain information about the reconciliation of reported net income for each of the reportable segments as of and for the year ended December 31, 2011.

	The Bank and Bancorp	Sullivan	Eliminating Entries	Consolidated
	(in thousands)
Interest income	$13,571	$111	$(42)	$13,640
Interest expense	1,793	42	(42)	1,793
Provision for loan losses	220	—	—	220
Non-interest income	1,336	786	(102)	2,002
Non-interest expense(1)	10,069	867	(102)	10,816
Net income	$2,825	$(12)	$—	$2,813
Total assets	$363,482	$4,928	$(4,385)	$364,025

(1) Includes income taxes.

NOTE 13 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At year-end 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2012, management believes the Bank met all capital adequacy requirements to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purpose		For Classification As Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:	(dollars in thousands)
Total capital (to risk-weighted assets)	$43,595	16.30%	$21,392	³8.00%	$26,581	³10.00%
Tier I capital (to risk-weighted assets)	40,437	15.12%	10,696	³4.00%	15,949	³6.00%
Tier I capital (to average assets)	40,437	11.04%	14,656	³4.00%	18,206	³5.00%

December 31, 2011:
Total capital (to risk-weighted assets)	$39,962	15.03%	$21,266	³8.00%	$26,581	³10.00%
Tier I capital (to risk-weighted assets)	36,980	13.91%	10,633	³4.00%	15,949	³6.00%
Tier I capital (to average assets)	36,980	10.16%	14,565	³4.00%	18,206	³5.00%

As of December 31, 2012 and 2011, the Bank’s ratio of equity capital to total assets was 10.97% and 10.17%, respectively.

NOTE 14 – FAIR VALUE

FASB ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of loans held for sale is based upon binding quotes from third party investors (Level 2 inputs).

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(in thousands)
Available for Sale Securities:
U.S. Government Sponsored Agency Securities	$—	$2,921	$—
Mortgage Backed Securities – Residential	—	7,667	—
Collaterized Mortgage Obligations	—	1,324	—
Corporate Debt Securities	—	1,458	—
Loans Held for Sale	—	6,977	—

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(in thousands)
Available for Sale Securities:
U.S. Government Sponsored Agency Securities	$—	$14,753	$—
Mortgage Backed Securities – Residential	—	23,814	—
Collaterized Mortgage Obligations	—	2,734	—
Corporate Debt Securities	—	2,278	—
Loans Held for Sale	—	2,969	—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2012
	Quoted Prices in Active Markets for Identical Unobservable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(in thousands)
Impaired loans:
Commercial Mortgage	$—	$—	$1,887
Consumer	—	—	677

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement for collateral dependent loans is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property, which include taxes, commissions, first liens and legal fees. At December 31, 2012, impaired loans that are measured for impairment using the fair value of collateral had an unpaid principal balance of $2.7 million with a valuation allowance of $157,000. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported net of the allocated allowance.

The Level 3 fair value measurements on collateral dependent impaired loans were based on a current forecast of anticipated sale proceeds, net of expected closing costs and related fees, to arrive at fair value.

There were no impaired loans measured at fair value on a non-recurring basis at December 31, 2011.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual at either December 31, 2012 or December 31, 2011. No impairment charges were recognized on loans held for sale for the year ended December 31, 2012 or December 31, 2011.

The carrying amounts and estimated fair values of financial instruments not previously presented are summarized below at December 31, 2012 and December 31, 2011:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and due from banks	$7,544	$7,544		$—	$—
Federal funds sold	75,127	75,127		—	—
Interest bearing deposits in other financial institutions	775	775
Investment securities held to maturity	8,900	—		9,186	—
Restricted stock	743	N/A	*	—	—
Loans receivable, including deferred fees and costs	241,911	—		—	243,747
Demand, NOW, money market and savings	285,874	285,874		—	—
Certificates of deposit	34,313	—		34,962	—
Federal Home Loan Bank advances	5,500	—		6,211	—

		Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and due from banks	$4,588	$4,588		$-	$-
Federal funds sold	54,636	54,636		-	-
Interest bearing deposits in other financial institutions	775	775		-	-
Investment securities held to maturity	10,738	-		10,849	-
Restricted stock	784	N/A	*	-	-
Loans receivable, including deferred fees and costs	232,485	-		-	235,344
Demand, NOW, money market and savings	273,808	273,808		-	-
Certificates of deposit	40,906	-		41,883	-
Federal Home Loan Bank advances	7,500	-		8,682	-

* It is not practical to determine the fair value of restricted stock due to restrictions placed on its transferability.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2012 and 2011 are outlined below.

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

NOTE 15 – PARENT COMPANY ONLY

The following information on the parent only financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 should be read in conjunction with the notes to the consolidated financial statements.

Statements of Financial Condition

	2012	2011
	(in thousands)
Assets:
Cash and due from subsidiaries	$591	$2,226
Investment in subsidiaries	40,809	37,769
Other assets	448	374
Total assets	$41,848	$40,369

Liabilities:
Other liabilities	$—	$—

Stockholders’ equity:
Common stock	37,143	36,972
Retained earnings	4,333	2,608
Accumulated other comprehensive income	372	789
Total stockholders’ equity	41,848	40,369
Total liabilities and stockholders’ equity	$41,848	$40,369

The following information on the parent only operating statements and cash flows as of December 31, 2012 and 2011 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements.

Statements of Operations

	2012	2011
	(in thousands)
Equity in undistributed income of subsidiaries	$3,457	$2,851
Other expenses	79	38
Net income	$3,378	$2,813

Statements of Cash Flows

	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$3,378	$2,813
Equity in undistributed income of the subsidiaries	(3,457)	(2,851)
Increase in other assets	(74)	(72)
Stock-based compensation	41	44
Net cash used in operating activities	(112)	(66)

Cash flows from financing activities:
Proceeds from exercise of options	344	210
Common stock repurchase	(214)	(882)
Cash dividend paid common stock	(1,653)	(1,350)
Net cash used in financing activities	(1,523)	(2,022)

Net change in cash for the period	(1,635)	(2,088)
Net cash at beginning of year	2,226	4,314
Net cash at end of year	$591	$2,226
67

NOTE 16 – QUARTERLY FINANCIAL DATA (unaudited)

Selected Consolidated Quarterly Financial Data

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Total interest income	$3,455	$3,308	$3,299	$3,142
Total interest expense	356	339	327	267

Net interest income	3,099	2,969	2,972	2,875
Provision for loan losses	75	90	75	50

Net interest income after provision for loan losses	3,024	2,879	2,897	2,825
Other income	551	712	580	1,005
Other expenses	2,317	2,190	2,221	2,537

Income before income taxes	1,258	1,401	1,256	1,293
Income tax expense	438	500	443	449

Net income	$820	$901	$813	$844

Earnings per share:
Basic	$0.15	$0.17	$0.15	$0.16
Diluted	$0.15	$0.17	$0.15	$0.16

	2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Total interest income	$3,325	$3,376	$3,484	$3,454
Total interest expense	450	463	445	434

Net interest income	2,875	2,913	3,039	3,020
Provision for loan losses	75	30	95	20

Net interest income after provision for loan losses	2,800	2,883	2,944	3,000
Other income	396	368	734	503
Other expenses	2,353	2,278	2,744	2,251

Income before income taxes	843	973	934	1,252
Income tax expense	240	322	197	430

Net income	$603	$651	$737	$822

Earnings per share:
Basic	$0.11	$0.12	$0.14	$0.16
Diluted	$0.11	$0.12	$0.13	$0.16
68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Bernardsville, State of New Jersey, on March 11, 2013.

SOMERSET HILLS BANCORP
By:/s/ Stewart E. McClure, Jr.
Stewart E. McClure, Jr.
President, Chief Executive Officer
and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on March 11, 2013.

/s/ Stewart E. McClure, Jr.	President, Chief Executive Officer and
Stewart E. McClure, Jr.	Chief Operating Officer

/s/ Alfred J. Soles	Executive Vice President and
Alfred J. Soles	Chief Financial Officer

/s/ Edward B. Deutsch	Chairman
Edward B. Deutsch

/s/ William F. Keefe	Director
William F. Keefe

/s/ Jefferson W. Kirby	Director
Jefferson W. Kirby

/s/ Thomas J. Marino	Director
Thomas J. Marino

/s/ Gerald B. O’Connor	Director
Gerald B. O’Connor

/s/ M. Gerald Sedam, II	Director
M. Gerald Sedam, II
69