Form 10-K/A
period 2012-12-31
SOMERSET HILLS BANCORP
filed 2013-03-12
CIK 1189396

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Form 10-K/A is (a) to furnish the following materials from Somerset Hills Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements and (b) to file Exhibit 10.7 to the Form 10-K, which material was inadvertently left out of the original filing.

Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those Sections. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

ITEM 15. EXHIBITS

(a) Exhibits

Exhibit number	Description of Exhibits

2.1	Agreement and Plan of Merger by and between Lakeland Bancorp and Somerset Hills Bancorp(1)

3.1	Certificate of Incorporation of Somerset Hills Bancorp(2)

3.2	Bylaws of Somerset Hills Bancorp(3)

3.3	Certificate of Incorporation for Somerset Hills Bank(2)

3.4	Bylaws of Somerset Hills Bank(2)

4.1	Specimen Common Stock Certificate(2)

10.1	2001 Combined Stock Option Plan(2)

10.2	2007 Equity Incentive Plan(4)

10.3	Supplemental Retirement Plan dated July 19, 2007 with Stewart E. McClure, Jr.(5) and as amended on January 28, 2013(8)

10.4	Form of Change in Control Agreement with James Nigro(6)

10.5	Employment Agreement of Stewart E. McClure, Jr. as amended(1) on May 15, 2003(6), September 26, 2007, January 16, 2009(7) and January 28, 2013(8)

10.6	Form of Change in Control Agreement dated October 1, 2012 with Alfred J. Soles(9)

10.7	Form of Change in Control Agreement dated January 10, 2013 with David Lidster

14	Code of Ethics(10)

21	Subsidiaries of Somerset Hills Bancorp(11)

23	Consent of Crowe Horwath LLP(11)

31	Rule 13a-14(a)/15d-14(a) Certifications(11)

32	Section 1350 Certification(11)

101	The following materials from Somerset Hills Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.INS*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from Exhibit 2.1 of Current Report on Form 8-K filed January 28, 2013.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended, File No. 333-99647, declared effective on November 12, 2002.

(3)	Incorporated by reference from Current Report on Form 8-K filed December 20, 2007.

(4)	Incorporated by reference from Exhibit 4 from the Registrant’s registration Statement on Form S-8 File No.333 – 143194 filed on May 23, 2007.

(5)	Incorporated by reference from Exhibits 10.1 and 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and as amended as set forth in the Current Report on Form 8-K filed July 28, 2008.

(6)	Incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2011.

(7)	Incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and Exhibit 10.4(1) and (2) to Annual Report on Form 10-K for the year ended December 31, 2010.

(8)	Incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 28, 2013.

(9)	Incorporated by reference from Exhibit 10.1 of Quarterly Report on form 10-Q for the quarter ended September 30, 2012.

(10)	Incorporated by reference from Exhibit 14 from the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: March 12, 2013	By: /s/ Alfred J. Soles

Alfred J. Soles
Executive Vice President and
Chief Financial Officer