Form 10-Q
period 2013-03-31
SOMERSET HILLS BANCORP
filed 2013-05-14
CIK 1189396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013 there were 5,377,036 shares of common stock, no par value, outstanding.

SOMERSET HILLS BANCORP
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SOMERSET HILLS BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$4,977	$7,544
Federal funds sold	65,475	75,127
Total cash and cash equivalents	70,452	82,671

Interest bearing deposits in other financial institutions	775	775
Loans held for sale	2,557	6,977

Investment securities held to maturity (Estimated fair value of $9,587 in 2013 and $9,186 in 2012)	9,354	8,900
Investment securities available for sale	12,982	13,370
Restricted stock, at cost	743	743

Loans receivable	245,422	241,911
Less: allowance for loan losses	(3,192)	(3,158)
Net loans receivable	242,230	238,753

Premises and equipment, net	4,834	4,868
Bank owned life insurance	8,311	8,245
Accrued interest receivable	978	1,036
Prepaid expenses	775	790
Other assets	1,936	1,802

Total assets	$355,927	$368,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing deposits-demand	$82,817	$87,279
Interest bearing deposits-NOW, money market and savings	192,154	198,595
Certificates of deposit, under $100,000	16,852	17,799
Certificates of deposit, $100,000 and over	15,718	16,514
Total deposits	307,541	320,187

Federal Home Loan Bank advances	5,500	5,500
Other liabilities	1,105	1,395
Total liabilities	314,146	327,082

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 1,000,000 shares authorized, none issued	—	—
Common Stock-authorized 9,000,000 shares of no par value; issued and outstanding, 5,370,000 shares in 2013 and 5,369,673 in 2012	37,156	37,143
Retained earnings	4,306	4,333
Accumulated other comprehensive income	319	372
Total stockholders’ equity	41,781	41,848

Total liabilities and stockholders’ equity	$355,927	$368,930

See accompanying notes to condensed consolidated financial statements.

SOMERSET HILLS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

INTEREST INCOME
Loans, including fees	$2,793	$3,026
Investment securities	181	403
Interest bearing deposits with other banks	45	26
Total interest income	3,019	3,455

INTEREST EXPENSE
Deposits	188	290
Federal Home Loan Bank advances	47	66
Total interest expense	235	356

Net interest income	2,784	3,099

Provision for loan losses	25	75

Net interest income after provision for loan losses	2,759	3,024

NON-INTEREST INCOME
Service fees on deposit accounts	80	71
Gains on sales of mortgage loans, net	266	307
Bank owned life insurance	66	67
Other income	107	106
Total non-interest income	519	551

NON-INTEREST EXPENSE
Salaries and employee benefits	1,253	1,367
Occupancy expense	347	349
Advertising and business promotion	30	29
Stationery and supplies	18	45
Data processing	133	131
Merger-related costs	419	—
Other operating expense	359	396
Total non-interest expense	2,559	2,317

Income before income taxes	719	1,258

Provision for income taxes	317	438

Net income	$402	$820

Earnings per share:
Basic	$0.07	$0.15
Diluted	$0.07	$0.15

See accompanying notes to condensed consolidated financial statements.

SOMERSET HILLS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$402	$820
Unrealized gains and losses on securities available for sale:
Net (losses) gains arising during the period	(60)	(42)
Reclassification adjustment for losses (gains) in realized income	—	—

Net change in unrealized gains (losses)	(60)	(42)
Tax effect	7	14

Other comprehensive loss	(53)	(28)

Comprehensive income	$349	$792

See accompanying notes to condensed consolidated financial statements.

SOMERSET HILLS BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2013	5,369,673	$37,143	$4,333	$372	$41,848

Exercise of common stock options, net of tax benefit	1,118	8	—	—	8
Stock based compensation		14	—	—	14
Net income for the period		—	402	—	402
Cash dividends paid – common ($0.08 share)		—	(429)	—	(429)
Common stock repurchased	(791)	(9)	—	—	(9)
Other comprehensive loss, net of taxes		—	—	(53)	(53)
Balance, March 31, 2013	5,370,000	$37,156	$4,306	$319	$41,781

See accompanying notes to condensed consolidated financial statements.

SOMERSET HILLS BANCORP

CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$402	$820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	148
Provision for loan losses	25	75
Stock-based compensation	14	13
Mortgage loans originated for sale	(15,897)	(18,396)
Proceeds from mortgage loan sales	20,583	20,177
Gain on sale of mortgage loans	(266)	(307)
Decrease in accrued interest receivable	58	29
Increase in bank owned life insurance	(66)	(68)
Increase in other assets	(119)	(283)
Decrease in other liabilities	(283)	(201)

Net cash provided by operating activities	4,547	2,007

INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(705)	—
Maturity and payments of investment securities held to maturity	248	801
Purchases of investment securities available for sale	(980)	(1,966)
Maturity and payments of investment securities available for sale	1,283	3,261
Net (increase) decrease in loans receivable	(3,502)	652
Purchases of premises and equipment	(34)	(49)

Net cash (used in) provided by investing activities	(3,690)	2,699

FINANCING ACTIVITIES:
Net decrease in demand deposit and savings accounts	(10,903)	(19,958)
Net decrease in certificates of deposit	(1,743)	(483)
Proceeds from exercise of stock options	8	17
Common stock repurchased	(9)	(127)
Cash dividends paid common stock	(429)	(374)
Net cash used in financing activities	(13,076)	(20,925)

Net decrease in cash and cash equivalents	(12,219)	(16,219)
Cash and cash equivalents at beginning of period	82,671	59,999
Cash and cash equivalents at end of period	$70,452	$43,780

Supplemental information:
Cash paid during the year for:
Interest	$234	$366
Income taxes	543	447

See accompanying notes to condensed consolidated financial statements.

SOMERSET HILLS BANCORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

a) Basis of Presentation

Somerset Hills Bancorp (“the Company”) is a bank holding company, formed in January 2001 to own all the common stock of Somerset Hills Bank (“the Bank”), a New Jersey chartered commercial bank that opened for business in Bernardsville, Somerset County, New Jersey in December 1998. The only activity of Somerset Hills Bancorp is ownership of Somerset Hills Bank and its subsidiaries. At March 31, 2013, the Bank operated six banking offices: its main office, located in Somerset County, New Jersey, four branch offices in Morris County, New Jersey and one branch office in Union County, New Jersey. The Bank operates a licensed mortgage company subsidiary, Sullivan Financial Services, Inc. The Bank also operates a wealth management subsidiary, Somerset Hills Wealth Management, LLC. The Bank is also a 50% owner of Somerset Hills Title Group, LLC., a full service title agency based in Parsippany, New Jersey. During the first quarter of 2006 the Bank established a subsidiary to hold and manage a portion of the Bank’s investment portfolio, Somerset Hills Investment Holdings Inc. During the second quarter of 2008, the Bank established a subsidiary to hold and manage foreclosed real estate properties the Bank may take title to, SOMH Holdings, LLC. The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “FRB”). The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the “Department”). The operations of Somerset Hills Wealth Management, LLC are subject to the supervision and regulation of the Department. The operations of Sullivan Financial Services are subject to the supervision and regulation by the U. S. Department of Housing and Urban Development (HUD), the Veterans Administration, the Department and the banking departments in Pennsylvania and Florida.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On April 15, 2013, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share payable May 6, 2013 to shareholders of record as of April 26, 2013. The Board will review the amount and frequency of the Company’s cash dividends on an ongoing basis, based upon the Company’s results of operations, capital needs and other appropriate factors.

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

c) Net Income Per Common Share

Basic earnings per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of potential common shares.

The following tables set forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars and share data in thousands, except per share amounts)
Basic earnings per share:
Net income applicable to common stockholders	$402	5,370	$0.07	$820	5,340	$0.15
Effect of dilutive securities:
Options	—	85		—	41
Diluted EPS:
Net income applicable to common stock holders and assumed conversions	$402	5,455	$0.07	$820	5,381	$0.15

The tables above exclude options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented because such options would have an anti-dilutive effect on the diluted earnings per common share calculation. The number of anti-dilutive common stock options totaled 12,402 and 111,400 for the three months ended March 31, 2013 and 2012, respectively.

d) Stock-Based Compensation

Stock Options:

For accounting purposes, the Company recognizes expense for common stock options awarded over the vesting period at the fair market value of the options on the date they are awarded.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2012	334,536	$7.95

Granted	—	—
Exercised	(1,118)	6.02
Forfeited	(850)	8.56

Outstanding at March 31, 2013	332,568	$7.95	4.8 Years	$1,224

Exercisable as of March 31, 2013	219,043	$7.64	2.7 Years	$874

The total stock-based compensation expense for the first three months of 2013 and 2012 was approximately $14,000 and $13,000, respectively. The total intrinsic value of common stock options exercised for the first three months of both 2013 and 2012 was approximately $6,000.

There were no stock options granted during the first three months of 2013 and 2012, respectively.

Stock Awards:

At the 2012 Annual Meeting, the stockholders approved the adoption of the 2012 Equity Incentive Plan. The Company established the 2012 Equity Incentive Plan for directors, officers and employees of the Company. Up to 150,000 shares of common stock have been approved for grants of options and restricted stock under the Plan.

For accounting purposes, the Company recognizes compensation expense for grants of restricted stock awarded under the Equity Incentive Plan over the vesting period at the fair market value of the shares on the date they are awarded. For share awards granted to date, the vesting period is four years with 25 percent of the award for each year vesting annually on May 23 of each year. As of March 31, 2013, 3,067 shares were vested. For the three months ended March 31, 2013, the Company did not recognize any compensation expense related to the shares awarded. As of March 31, 2013, all share awards were vested and no additional costs related to previously granted shares are expected to be recognized.

e) Recent Accounting Pronouncements

Adoption of New Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amended existing guidance to require an entity to provide information about amounts reclassified out of other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The guidance is effective for public companies for interim and annual periods beginning after December 15, 2012. The adoption of the guidance did not have a material impact on the Company’s results of operation or financial position.

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

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2013:

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
	(in thousands)
Interest income	$3,005	$27	$(13)	$3,019
Interest expense	235	13	(13)	235
Provision for loan losses	25	—	—	25
Non-interest income	283	266	(30)	519
Non-interest expense including tax provision	2,661	245	(30)	2,876
Net income	$367	$35	$—	$402

Total assets	$355,377	$5,561	$(5,011)	$355,927

The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments for the three months ended March 31, 2012:

	The Bank and The Bancorp	Sullivan Financial Services, Inc.	Eliminating Entries	Consolidated
	(in thousands)
Interest income	$3,437	$30	$(12)	$3,455
Interest expense	356	12	(12)	356
Provision for loan losses	75	—	—	75
Non-interest income	274	307	(30)	551
Non-interest expense including tax provision	2,523	262	(30)	2,755
Net income	$757	$63	$—	$820

Total assets	$343,085	$3,553	$(2,948)	$343,690

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below at March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for Sale Securities:
U.S. Government Sponsored
Agency Securities	$—	$3,807	$—
Mortgage Backed Securities – Residential	—	6,559	—
Collateralized Mortgage Obligations	—	1,129	—
Corporate Debt Securities	—	1,487	—
Loans Held for Sale	—	2,557	—

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for Sale Securities:
U.S. Government Sponsored
Agency Securities	$—	$2,921	$—
Mortgage Backed Securities – Residential	—	7,667	—
Collateralized Mortgage Obligations	—	1,324	—
Corporate Debt Securities	—	1,458	—
Loans Held for Sale	—	6,977	—

Assets Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Impaired Loans:
Commercial Mortgage	$—	$—	$2,534
Consumer	—	—	443

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Impaired Loans:
Commercial Mortgage	$—	$—	$1,887
Consumer	—	—	677

A loan is impaired when full payment under the loan terms is not expected. The fair value measurement for collateral dependent loans is based on the lesser of appraised value, broker opinion or projected list price of the property less estimated expenses for the disposal of the property, which include taxes, commissions, first liens and legal fees. Impaired loans that are measured for impairment using the fair value of collateral had an unpaid principal balance of $3.0 million with a valuation allowance of $122,000 at March 31, 2013 and $2.7 million with a valuation allowance of $157,000 at December 31, 2012. If a loan is impaired, a portion of the allowance for loan losses is allocated so that the loan is reported net of the allocated allowance.

The Level 3 fair value measurements on collateral dependent impaired loans were based on a current forecast of anticipated sale proceeds, net of expected closing costs and related fees, to arrive at fair value.

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2013 and December 31, 2012. No impairment charges were recognized on loans held for sale for the period ending March 31, 2013 and December 31, 2012.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2013 and December 31, 2012 are outlined below.

The carrying amounts and estimated fair values of financial instruments not previously presented are summarized below at March 31, 2013 and December 31, 2012:

		Fair Value Measurements at March 31, 2013 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Cash and due from banks	$4,977	$4,977		$—	$—
Federal funds sold	65,475	65,475		—	—
Interest bearing deposits at other financial institutions	775	775		—	—
Investment securities held to maturity	9,354	—		9,587	—
Loans receivable, including deferred fees and costs	245,422	—		—	246,929
Demand, NOW, money market and savings	274,971	274,971		—	—
Certificates of deposit	32,570	—		33,131	—
Federal Home Loan Bank advances	5,500	—		6,168	—
Restricted stock	743	N/A	*	—	—

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Cash and due from banks	$7,544	$7,544		$—	$—
Federal funds sold	75,127	75,127		—	—
Interest bearing deposits at other financial institutions	775	775		—	—
Investment securities held to maturity	8,900	—		9,186	—
Loans receivable, including deferred fees and costs	241,911	—		—	243,747
Demand, NOW, money market and savings	285,874	285,874		—	—
Certificates of deposit	34,313	—		34,962	—
Federal Home Loan Bank advances	5,500	—		6,211	—
Restricted stock	743	N/A	*	—	—

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2013 and December 31, 2012 are outlined below.

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

4. Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at March 31, 2013:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity

Obligations of U.S. States and Political Subdivisions	$8,356	$330	$(4)	$8,682
Corporate Debt Securities	998	—	(93)	905
Total Held to Maturity	$9,354	$330	$(97)	$9,587

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Available for Sale
U.S. Government Sponsored Agency Securities	$3,789	$22	$(4)	$3,807
Mortgage Backed Securities - Residential	6,123	436	—	6,559
Collateralized Mortgage Obligations	1,101	28	—	1,129
Corporate Debt Securities	1,466	26	(5)	1,487
Total Available for Sale	$12,479	$512	$(9)	$12,982

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities held to maturity and available for sale are as follows at December 31, 2012:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
		(in thousands)
Held to Maturity

Obligations of U.S. States and Political Subdivisions	$7,902	$392	$—	$8,294
Corporate Debt Securities	998	—	(106)	892
Total Held to Maturity	$8,900	$392	$(106)	$9,186

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Available for Sale
U.S. Government Sponsored Agency Securities	$2,894	$27	$—	$2,921
Mortgage Backed Securities - Residential	7,160	507	—	7,667
Collateralized Mortgage Obligations	1,290	34	—	1,324
Corporate Debt Securities	1,463	22	(27)	1,458
Total Available for Sale	$12,807	$590	$(27)	$13,370

The amortized cost and fair value of the Company’s investment securities held to maturity and available for sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2013	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to Maturity
Due in One Year or Less	$—	$—
Due in One to Five Years	986	978
Due in Five to Ten Years	3,114	3,219
Due after Ten Years	5,254	5,390
	$9,354	$9,587
Available for Sale
Due in One Year or Less	$—	$—
Due in One to Five Years	1,466	1,497
Due in Five to Ten years	1,980	1,971
Due after Ten years	1,809	1,826
Mortgage Backed Securities and Collateralized Mortgage Obligations	7,224	7,688
	$12,479	$12,982

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
			(in thousands)
Held to Maturity
Municipal Securities	$698	$4	$—	$—	$698	$4
Corporate Debt Securities	—	—	906	93	906	93
Total	$698	$4	$906	$93	$1,604	$97

Available for Sale
U.S. Government Sponsored Agency Securities	$976	$4	$—	$—	$976	$4
Corporate Debt Securities	—	—	995	5	995	5
Total	$976	$4	$995	$5	$1,971	$9

Gross unrealized losses on securities and the estimated fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
			(in thousands)
Held to Maturity
Corporate Debt Securities	$—	$—	$892	$106	$892	$106
Total	$—	$—	$892	$106	$892	$106

Available for Sale
Corporate Debt Securities	$—	$—	$973	$27	$973	$27
Total	$—	$—	$973	$27	$973	$27

At March 31, 2013, there were $906,000 in securities held to maturity with gross unrecognized losses that had been in a continuous unrealized loss position for 12 or more months. Unrealized losses on these securities have not been recognized into income because the issuer(s) bonds are investment grade, management does not intend to sell and it is not likely that management will be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely a result of the securities of these issuers falling out of favor in the broader bond market. The fair value is expected to recover as the bond(s) approach maturity.

Securities with an amortized cost of $14.9 million were pledged to secure public funds on deposit and overnight and term borrowings at March 31, 2013.

5. Loans

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$30,425	12.4%	$32,192	13.3%
Construction, land and land development	3,473	1.4	1,902	0.8
Commercial mortgages	135,214	55.1	130,733	54.1
Residential mortgages	40,608	16.6	39,766	16.5
Consumer	35,494	14.5	37,088	15.3
Gross loans	245,214	100.0%	241,681	100.0%
Net deferred costs	208		230
Total loans	245,422		241,911
Less: Allowance for loan losses	(3,192)		(3,158)
Net loans	$242,230		$238,753

The following tables present information about impaired loans by loan portfolio class as of March 31, 2013 and December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Related Allowance
(in thousands)
March 31, 2013
With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	—	—	—
Construction, land and land development	—	—	—
Consumer	234	234	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	2,594	2,607	60
Construction, land and land development	—	—	—
Consumer	512	512	69
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	2,594	2,607	60
Construction, land and land development	—	—	—
Consumer	746	746	69
Residential	—	—	—

December 31, 2012
With no related allowance recorded:
Commercial	$—	$—	$—
Commercial mortgage	—	—	—
Construction, land and land development	—	—	—
Consumer	234	234	—
Residential	—	—	—

With an allowance recorded:
Commercial	—	—	—
Commercial mortgage	2,314	2,327	96
Construction, land and land development	—	—	—
Consumer	512	512	69
Residential	—	—	—

Total:
Commercial	—	—	—
Commercial mortgage	2,314	2,327	96
Construction, land and land development	—	—	—
Consumer	746	746	69
Residential	—	—	—

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Average of individually impaired loans during period:
Commercial	$—	$—
Commercial mortgage	2,401	1,105
Construction, land and land development	—	—
Consumer	746	144
Residential	—	—

Interest income recognized during impairment:
Commercial	$—	$—
Commercial mortgage	26	19
Construction, land and land development	—	—
Consumer	—	—
Residential	—	—

Cash payments of interest received on impaired loans amounted to $25,000 and $17,000 for the three months ended March 31, 2013 and 2012, respectively.

The outstanding balances of nonaccrual loans, loans past due 90 days and still accruing, other real estate owned, and troubled debt restructured loans as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Nonaccrual loans	$746	$746
OREO	—	—
Total non-performing assets	$746	$746
Loans past due 90 days and still accruing	$416	$420
Troubled debt restructured loans	$2,255	$340

The following table presents loans receivable on nonaccrual status by loan portfolio class as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Nonaccrual loans	(in thousands)
Commercial	$—	$—
Commercial mortgage	—	—
Construction, land and land development	—	—
Consumer	746	746
Residential	—	—

Total	$746	$746

Troubled debt restructured loans at March 31, 2013 consisted of a single credit relationship that is currently performing under its restructured terms and for which the Company has no commitment to lend additional funds. The outstanding balance for this credit was $2.0 million prior to its modification and $2.3 million after its modification, which included an additional advance of funds to the borrower. The original terms of this loan were modified during the first quarter of 2013 to provide the borrower with a reduced rate for a three-year period. This troubled debt restructured loan did not have any payment defaults during the first quarter.

Troubled debt restructured loans at December 31, 2012 consisted of a single credit relationship that has been performing under its restructured terms for over a year and has been removed from troubled debt restructured loans.

The following table presents past due and current loans, including nonaccrual and restructured loans, by the loan portfolio class as of March 31, 2013 and December 31, 2012:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Past Due 90 Days and Still Accruing
	(in thousands)
Commercial	$—	$205	$—	$205	$30,220	$30,425	$—
Commercial mortgage	—	—	416	416	134,798	135,214	416
Construction, land and land development	—	—	—	—	3,473	3,473	—
Consumer	—	—	—	—	35,494	35,494	—
Residential	—	—	—	—	40,608	40,608	—
Total	$—	$205	$416	$621	$244,593	$245,214	$416

December 31, 2012

Commercial	$—	$216	$—	$216	$31,976	$32,192	$—
Commercial mortgage	—	—	420	420	130,313	130,733	420
Construction, land and land development	—	—	—	—	1,902	1,902	—
Consumer	234	—	—	234	36,854	37,088	—
Residential	—	—	—	—	39,766	39,766	—
Total	$234	$216	$420	$870	$240,811	$241,681	$420

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2013 and December 31, 2012. Each balance in the table below represents unpaid principal balance, which approximates recorded investment:

	March 31, 2013
Credit Risk Profile by Internally Assigned Grades:	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$28,412	$2,013	$—	$—	$30,425
Commercial mortgage	132,204	416	2,594	—	135,214
Construction, land and land development	3,473	—	—	—	3,473
Consumer	34,479	269	746	—	35,494
Residential	40,608	—	—	—	40,608
Total	$239,176	$2,698	$3,340	$—	$245,214

	December 31, 2012
Credit Risk Profile by Internally Assigned Grades:	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Commercial	$30,158	$2,034	$—	$—	$32,192
Commercial mortgage	127,999	420	2,314	—	130,733
Construction, land and land development	1,902	—	—	—	1,902
Consumer	36,067	275	746	—	37,088
Residential	38,961	805	—	—	39,766
Total	$235,087	$3,534	$3,060	$—	$241,681

The following table represents the allocation of allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
		(in thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$—	$60	$—	$69	$—	$—	$129
Collectively evaluated for impairment	527	1,712	55	461	203	105	3,063
Total	$527	$1,772	$55	$530	$203	$105	$3,192

Loans Receivable
Individually evaluated for impairment	$—	$2,594	$—	$746	$—		$3,340
Collectively evaluated for impairment	30,425	132,620	3,473	34,748	40,608		241,874
Total	$30,425	$135,214	$3,473	$35,494	$40,608		$245,214

	December 31, 2012
	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
	(in thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$—	$96	$—	$69	$—	$—	$165
Collectively evaluated for impairment	551	1,659	30	482	227	44	2,993
Total	$551	$1,755	$30	$551	$227	$44	$3,158

Loans Receivable
Individually evaluated for impairment	$—	$2,314	$—	$746	$—		$3,060
Collectively evaluated for impairment	32,192	128,419	1,902	36,342	39,766		238,621
Total	$32,192	$130,733	$1,902	$37,088	$39,766		$241,681

The following table presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three months ended March 31, 2013 and 2012:

	Commercial	Commercial Mortgage	Construction, Land and Land Development	Consumer	Residential	Unallocated	Total
	(in thousands)
Balance January 1, 2013	$551	$1,755	$30	$551	$227	$44	$3,158
Charge-offs	—	—	—	—	—	—	—
Recoveries	9	—	—	—	—	—	9
Provision for loan losses	(33)	17	25	(21)	(24)	61	25
Balance, March 31, 2013	$527	$1,772	$55	$530	$203	$105	$3,192

Balance January 1, 2012	$522	$1,542	$122	$531	$215	$50	$2,982
Charge-offs	(67)	—	—	—	—	—	(67)
Recoveries	3	8	—	—	—	—	11
Provision for loan losses	(2)	78	(16)	(5)	4	16	75
Balance, March 31, 2012	$456	$1,628	$106	$526	$219	$66	$3,001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this document discuss future expectations, contain projections or results of operations or financial conditions or state other “forward-looking” information. Those statements are subject to known and unknown risk; uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking statements on various factors and using numerous assumptions. Important factors that may cause actual results to differ from those contemplated by forward-looking statements include those disclosed under Item 1A – Risk Factors as included in the Company’s Annual Report Form 10-K filed for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company for the year ended December 31, 2012 included in its Annual Report Form 10-K filed under the Securities Exchange Act of 1934. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. Management believes the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors of the Company. The allowance for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short- term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the state of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Company’s market area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control. Additional information is contained on pages 18 and 19 of this Form 10-Q for the provision and allowance for loan losses.

RESULTS OF OPERATIONS

Overview

For the three months ended March 31, 2013, net income declined 51.0% to $402,000, or $0.07 per diluted share, from $820,000, or $0.15 per diluted share, for the same period in 2012. First quarter 2013 results include $419,000 of pretax expenses related to the pending merger with Lakeland Bancorp, Inc. (“Lakeland”) and amount to $352,000, or $0.07 per diluted share, on an after-tax basis. Net income in the first quarter of 2013 excluding merger-related expenses declined by 8.0% from the same quarter of 2012. Excluding merger-related expenses, net income per diluted share for the first quarter of 2013 declined by 6.7% from the first quarter of 2012. The declines in net income and diluted earnings per share not attributable to merger-related expenses were due to lower net interest income (resulting from a narrowing of the net interest margin) and decreased non-interest income (largely from lower mortgage banking income), partly offset by lower non-interest expenses. At March 31, 2013, total assets were $355.9 million, a decrease of $13.0 million from $368.9 million at year-end 2012. The decrease was primarily due to a $12.2 million decline in cash and cash equivalents and a $4.4 million decline in loans held for sale that was partially offset by a $3.5 million increase in total loans. Total deposits at March 31, 2013 amounted to $307.5 million, representing a $12.6 million decrease from year-end 2012. The decrease in deposit balances at March 31, 2013 from year-end 2012 largely represents a seasonal variance and does not reflect the Bank’s recent trend in deposits (see “Comparative Average Balance Sheets” below).

Net Interest Income

Fully taxable equivalent (“FTE”) net interest income for the first quarter of 2013 was $2.8 million, a decrease of $319,000 or 10.1%, from $3.1 million earned in the first quarter of 2012. The decline in net interest income during 2013 was attributable to a 47 basis-point narrowing in first quarter net interest margin to 3.37% from 3.84% in the first quarter of 2012, partly offset by a 3.2% increase in average interest-earning assets to $340.2 million in 2013 from $329.6 million in 2012. The decline in the first quarter 2013 net interest margin was largely due to a $30.6 million decline in average securities to $23.1 million from $53.7 million in the first quarter of 2012 that led to a $29.9 million increase in average interest bearing deposits with banks to $70.2 million in the 2013 quarter from $40.3 million in the first quarter of 2012. The Company’s balance sheet and interest sensitivity has become more liquid and asset sensitive in recent quarters due to less than robust loan demand coupled with a lack of attractive yields on shorter duration investment securities. The growth in average interest earning assets resulted from an $11.0 million increase in average loans to $243.5 million during the first quarter of 2013 versus $232.5 million in the same quarter of 2012.

The following tables present a summary of the Company’s interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and stockholders’ equity for the three months ended March 31, 2013 and 2012. The average balances are derived from average daily balances. The average balance of loans includes non-accrual loans, and associated yields include loan fees, which are considered an adjustment to yields.

Comparative Average Balance Sheets

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
	(dollars in thousands)
Assets
Interest bearing deposits at other banks	$70,216	$45	0.26%	$40,281	$26	0.26%
Loans	243,463	2,766	4.61%	232,507	2,996	5.18%
Loans held for sale	2,673	27	4.12%	2,327	30	5.13%
Investment securities	23,072	215	3.79%	53,719	440	3.30%
Restricted stock	743	9	4.92%	784	10	4.91%
Total interest earning assets	340,167	3,062	3.65%	329,618	3,502	4.27%

Non-interest earning assets	23,622			24,139
Allowance for loan losses	(3,183)			(3,008)
Total Assets	$360,606			$350,749

Liabilities and Equity

Interest bearing demand deposits	$166,810	37	0.09%	$153,769	70	0.18%
Savings	8,032	2	0.10%	7,520	2	0.11%
Money Market	20,656	5	0.10%	25,936	13	0.21%
Certificates of deposits	33,647	144	1.73%	40,561	205	2.03%
FHLB advances/other borrowings	5,511	47	3.42%	7,500	66	3.52%
Total interest bearing liabilities	234,656	235	0.41%	235,286	356	0.61%

Non-Interest Bearing Liabilities:
Non-interest bearing deposits	82,986			73,259
Other liabilities	980			1,247

Total Liabilities	318,622			309,792
Stockholders’ Equity	41,984			40,957

Total Liabilities and Stockholders’ Equity	$360,606			$350,749

Net Interest Income		$2,827			$3,146
Net Interest Spread			3.24%			3.66%
Net Interest Margin			3.37%			3.84%

The data contained in the table has been adjusted to a tax equivalent basis, based on the Company’s federal statutory rate of 34 percent. Management believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

Provision for Loan Losses

The first quarter provision for loan losses was $25,000 in 2013 versus $75,000 for 2012. The Company’s asset quality metrics, such as nonaccrual loan, charge-off, and delinquency ratios remain sound relative to its competitive peer groups, and the relatively low level of loan loss provisioning during both 2013 and 2012 reflects very few new problem credits. Management regularly reviews the adequacy of its allowance and may provide for additional provisions in future periods due to increased general weakness in the economy or in our geographic trade area, deterioration or impairment of specific credits, or as management may deem necessary.

Non-Interest Income

Non-interest income decreased $32,000 or 5.8% to $519,000 in the first quarter of 2013 from $551,000 in the first quarter of 2012, primarily due to a $41,000 decline in gains on sales of residential loans at Sullivan Financial Services, Inc. (“Sullivan”), a wholly-owned mortgage banking subsidiary of the Bank, partially offset by a $9,000 increase in deposit service fees to $80,000 in the first quarter of 2013 from $71,000 in the first three months of 2012. A decline in Sullivan’s origination volume was primarily responsible for the decline in mortgage banking income.

Non-Interest Expense

Non-interest expense increased 10.4% to $2.6 million for the first quarter of 2013 from $2.3 million for the same period of 2012. Included in non-interest expense in the first quarter of 2013 were merger‑related expenses of $419,000. Excluding these merger-related expenses, adjusted non-interest expense decreased by $177,000 or 7.6% to $2.1 million for the three months of 2013 from $2.3 million in the first quarter of 2012. The decline in operating expenses was primarily due to decreases in personnel, office-related and other non-interest expenses. Management continues to proactively manage its expense containment efforts.

Income Taxes

The Company recorded first quarter income tax provisions of $317,000 for 2013 and $438,000 for 2012, representing effective tax rates of 44.1% and 34.8% for the first quarter of 2013 and 2012, respectively. The increase in the effective tax rates for the first three months of 2013 over the same period of 2012 was primarily due to the impact of the merger-related expenses. If both taxable income and the income tax provision for the first quarter of 2013 were adjusted to exclude the impact of merger-related costs, the adjusted effective tax rate would be 33.7%.

FINANCIAL CONDITION

March 31, 2013 Compared to December 31, 2012

At March 31, 2013, total assets were $355.9 million, a decrease of $13.0 million from $368.9 million at year-end 2012. The decrease was primarily due to a $12.2 million decline in cash and cash equivalents and a $4.4 million decline in loans held for sale that was partially offset by a $3.5 million increase in total loans. Total deposits at March 31, 2013 amounted to $307.5 million, representing a $12.6 million decrease from year-end 2012. The decrease in deposit balances at March 31, 2013 from year-end 2012 largely represents a seasonal variance and does not reflect the Bank’s recent trend in deposits (see “Comparative Average Balance Sheets” above).

Our portfolio of investment securities available for sale decreased slightly, from $13.4 million at year-end 2012 to $13.0 million at March 31, 2013, while the Company’s investment securities held to maturity increased by a comparable amount to $9.4 million at March 31, 2013 from $8.9 million at year-end 2012.

Since 2009, management has taken a cautious approach with regard to liquidity and interest rate risk by largely depositing net inflows into the Bank’s Federal Reserve Bank account, which is currently earning 0.25% per annum. As a result, cash and cash equivalents have remained high by historical standards. Cash and cash equivalents totaled $70.5 million at March 31, 2013 and $82.7 million at December 31, 2012.

Total loans receivable at March 31, 2013 increased $3.5 million to $245.4 million from $241.9 million at year-end 2012. The changes in and composition of the loan portfolio, by category, as of March 31, 2013 compared to December 31, 2012 are as follows: commercial loans decreased $1.8 million to $30.4 million; construction, land and land development loans increased by $1.6 million to $3.5 million; commercial mortgage loans increased $4.5 million to $135.2 million; residential mortgage loans increased by $0.8 million to $40.6 million; and consumer loans decreased by $1.6 million to $35.5 million. At the end of the first quarter of 2013, the Bank’s commercial loan pipeline of approved loans approximated $6.8 million.

The following schedule presents the components of loans, net of unearned income, for each period presented:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$30,425	12.4%	$32,192	13.3%
Construction, land and land development	3,473	1.4	1,902	0.8
Commercial mortgages	135,214	55.1	130,733	54.1
Residential mortgages	40,608	16.6	39,766	16.5
Consumer	35,494	14.5	37,088	15.3
Gross loans	245,214	100.0%	241,681	100.0%
Net deferred costs	208		230
Total loans	245,422		241,911
Less: Allowance for loan losses	3,192		3,158
Net loans	$242,230		$238,753

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

ASSET QUALITY

The following table sets forth information concerning the Company’s non-performing assets and troubled debt restructurings (“TDRs”) as of the dates indicated:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Non-accrual loans	$746	$746
OREO	—	—
Total non-performing assets	$746	$746
Troubled debt restructured loans	$2,255	$340
Loans past due 90 days and still accruing	$416	$420

Non-accrual loans to total loans	0.30%	0.31%
Non-performing assets to total assets	0.21	0.20
Allowance for loan losses to non-performing loans	428	423
Allowance for loan losses to total loans	1.30	1.31

Loans delinquent 30-89 days were $205,000 at March 31, 2013, compared to $216,000 at December 31, 2012.

As of March 31, 2013 and December 31, 2012, there were $3.3 million and $3.1 million in impaired loans, respectively. The amount of the allowance for loan losses allocated for impaired loans as of March 31, 2013 and December 31, 2012 was $129,000 and $165,000, respectively.

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

At March 31, 2013, the allowance for loan losses was $3.2 million, an increase of $34,000 from year-end 2012. A net recovery of $9,000 was recorded during the first quarter of 2013. Net charge-offs totaled $56,000 during the first quarter of 2012. The allowance for loan losses as a percentage of loans receivable was 1.30% at March 31, 2013 and 1.31% at December 31, 2012.

The following table describes the activity in the allowance for loan losses account for the periods ended:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Allowance for loan losses at beginning of period	$3,158	$2,982
Charge-offs	—	(67)
Recoveries	9	11
Net charge-offs	3,167	(56)
Provision for loan losses	25	75
Allowance for loan losses at end of period	$3,192	$3,001

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

The Company currently utilizes net interest income simulation and economic value of portfolio equity (“EVPE”) models to measure the potential impact to the Company of future changes in interest rates. As of March 31, 2013 and 2012, the results of the models were within guidelines prescribed by the Company’s Board of Directors. If model results were to fall outside prescribed ranges, action would be required by the ALCO.

The net interest income simulation model, which is based on multiple assumptions, attempts to measure the change in net interest income over the next one-year period assuming certain changes in the general level of interest rates. In our model, which was run as of March 31, 2013, we estimated that a gradual (often referred to as “ramped”) 200 basis-point increase in the general level of interest rates will increase our net interest income by 7.3%, while a ramped 200 basis-point decrease in interest rates will decrease net interest income by 2.6%. As of March 31, 2012, our model predicted that a 200 basis-point gradual increase in general interest rates would decrease net interest income by 1.3%, while a 200 basis-point decrease would decrease net interest income by 1.8%.

An EVPE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of up and down 200 basis points. The economic value of equity is likely to be different as interest rates change. The Company’s estimated variance in EVPE as a percentage of assets as of March 31, 2013, was -0.62% with a rate shock of up 200 basis points, and -0.97% with a rate shock of down 200 basis points. At March 31, 2012, the variances were -1.89% assuming an up 200 basis points rate shock and +0.02% assuming a down 200 basis-point rate shock.

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

At March 31, 2013, the amount of liquid assets remained at a level management deemed adequate to ensure that, on a short- and long-term basis, contractual liabilities, depositors’ withdrawal requirements, and other operational and customer credit needs could be satisfied. As of March 31, 2013, liquid assets (cash and cash equivalents and unencumbered investment securities) were $77.4 million, which represented 21.7% of total assets and 24.7% of total deposits and borrowings.

The Bank is a member of the Federal Home Loan Bank of New York and, based on available qualified collateral as of March 31, 2013, had the ability to borrow $86.9 million. The Bank also has a credit facility with the Federal Reserve Bank of New York for direct discount window borrowings that had, as of March 31, 2013, an approximate borrowing capacity based on pledged collateral of $8.7 million. In addition, the Bank has in place additional borrowing capacity of $18.5 million through correspondent banks. At March 31, 2013, the Bank had aggregate available and unused credit of $108.6 million, which represents the aforementioned facilities totaling $114.1 million net of $5.5 million in outstanding borrowings. At March 31, 2013, outstanding commitments for the Bank to extend credit and standby letters of credit were $84.4 million.

Total stockholders’ equity declined $67,000 to $41.8 million at March 31, 2013 from year-end 2012. The decline in total stockholders’ equity for the first three months of 2013 resulted primarily from the payment of $429,000 in cash dividends on common stock and an after-tax reduction of $53,000 in unrealized gains on available for sale securities, partially offset by net income of $402,000.

At March 31, 2013, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the capital ratios at March 31, 2013 and 2012, for the Bank, as well as the minimum regulatory requirements.

	Actual		Minimum Regulatory Requirement		For Classification as Well Capitalized
	Amount	Ratio	Amount	Minimum Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2013
Leverage Capital	$40,431	11.22%	$14,011	4.00%	$17,514	≥5.00%
Tier 1-Risk Based	40,431	15.04	10,754	4.00	16,130	≥6.00
Total Risk-Based	43,623	16.23	21,508	8.00	26,883	≥10.00

December 31, 2012
Leverage Capital	$40,437	11.04%	$14,656	4.00%	$18,320	≥5.00%
Tier 1-Risk Based	40,437	15.12	10,696	4.00	16,044	≥6.00
Total Risk-Based	43,595	16.30	21,392	8.00	26,740	≥10.00

The Company’s ratio of equity capital to total assets was 11.74% as of March 31, 2013 and 11.34% as of December 31, 2012. As the Company has less than $500 million in consolidated assets, it is not subject to regulatory capital requirements at the consolidated holding company level.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

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

(b)	Changes in internal controls

There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 8, 2013, a Complaint was filed against the Company and the members of its Board of Directors in the Superior Court of New Jersey, Somerset County, seeking class action status and asserting that the Company and the members of its Board had violated their duties to the Company’s shareholders in connection with the proposed merger with Lakeland Bancorp, Inc.

The Complaint also alleged that Lakeland Bancorp, Inc. (“Lakeland”) had aided and abetted the individual defendants in their alleged breaches of their fiduciary duties. On March 27, 2013, the plaintiff filed an Amended Complaint, alleging, among other things inadequate disclosure in the definitive joint proxy statement and prospectus (the “Proxy Statement”) mailed to the shareholders of the Company and Lakeland for their respective Annual Meetings of Shareholders scheduled for May 8, 2013.

All defendants vigorously deny all liabilities with respect to the facts and claims alleged in the lawsuit, and specifically deny that any supplemental disclosure is required under any applicable rule, statute, regulation or law in connection with the Annual Meetings of the Shareholders of the Registrant and the Company. However, solely to avoid the risk of delaying or adversely affecting consummation of the merger and to minimize the expense of defending the lawsuit, the defendants have agreed to the settlement described below.

On April 26, 2013, the defendants entered into a Memorandum of Understanding with the lead plaintiff regarding settlement of the action. As part of the settlement, Lakeland agreed to make certain additional disclosures to the Proxy Statement. The Memorandum of Understanding contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including the consummation of the merger and court approval following notice. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement which, if finally approved by the Court, will resolve all of the claims that were or could have been brought in the action being settled, including all claims relating to the merger, the merger agreement and any disclosures made in connection therewith. The Court will also need to approve the conditional certification of the class of plaintiffs at such hearing. In addition, in connection with the settlement, the parties contemplate that the lead plaintiff’s counsel will petition the Court for an award of attorneys’ fees and expenses to be paid by the Company and/or the Registrant. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve the settlement even if the parties were to enter into such a stipulation. In the event that neither of these occurs, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated. The settlement will not affect the timing of consummation of the merger or the amount or nature of the merger consideration to be paid to the shareholders of the Company in the merger.

The Company is periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank, which if determined adversely, would have a material effect on the business or financial position of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) - None

(c)	In February of 2007, our Board of Directors adopted a stock repurchase program under which we may repurchase up to 250,000 shares of our common stock in open market or privately negotiated transactions. In October, 2007 the Board increased this program by 250,000 shares and in October, 2011 the Board increased this program by another 250,000 shares. The following table shows the Company’s repurchases during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31	—	$—	—	283,459
February 1 – February 28	353	11.05	353	283,106
March 1 – March 31	438	11.05	438	282,668

Total	791	$11.05	791	282,668

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification of Stewart E. McClure, Jr. pursuant to SEC Rule 13a-14(a)

31.2	Certification of Alfred J. Soles pursuant to SEC Rule 13a-14(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Somerset hills Bancorp’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOMERSET HILLS BANCORP

Date: May 14, 2013	By: /s/ Alfred J. Soles

Alfred J. Soles
Executive Vice President and Chief Financial Officer
- 28 -